Form 10-Q
period 1995-03-31
NATIONAL COMMERCE BANCORP
filed 1995-05-09
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995





                         Commission file number 0-6094
                                                ------

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


       Tennessee                                                   62-0784645
       ---------                                                   ----------
       (State or other jurisdiction                          (I.R.S. Employer
        of incorporation organization)                    Identification No.)


        One Commerce Square
        Memphis, Tennessee                                              38150
        ------------------                                              -----
        (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number including area code - (901)523-3242


        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
        the past 90 days.      Yes   x     No _____
                                   -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $2 par value -- 24,619,876 shares as of May 2,
        1995.



                               Page 1 of 15 Pages

PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements
         --------------------

                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

         ASSETS                                   Mar. 31              Dec. 31
         ------                                    1995                  1994
                                                 ---------             -------
                                                (unaudited)
Cash and cash equivalents:
   Interest bearing deposits                    $   16,583          $   17,620
   Cash and non-interest bearing deposits           96,993             123,138
   Federal funds sold and securities
    purchased under agreements to resell             5,975              25,675
                                                ----------          ----------
    Total cash and cash equivalents                119,551             166,433
                                                ----------          ----------

Securities:
   Held to maturity                                283,942             283,906
   Available for sale                              806,209             872,379
                                                ----------          ----------
      Total securities                           1,090,151           1,156,285
                                                ----------          ----------

Trading account securities                          22,905              13,507

Loans:
   Commercial, financial and agricultural          343,627             356,035
   Real estate - construction                      102,189              91,424
   Real estate - mortgage                          496,503             501,489
   Consumer                                        627,365             630,927
   Lease financing                                  15,564              14,818
                                                ----------          ----------
     Total loans                                 1,585,248           1,594,693
   Less: Allowance for loan losses                  24,846              24,310
         Unearned discounts                          2,025               1,887
                                                ----------          ----------
     Net loans                                   1,558,377           1,568,496
                                                ----------          ----------

Bank premises and equipment                         18,194              17,729
Broker/dealer customer receivables                   6,415               1,130
Other assets                                        69,540              82,229
                                                ----------          ----------

   Total assets                                 $2,885,133          $3,005,809
                                                ==========          ==========

See notes to consolidated financial statements.

- - ---------------------------
(In Thousands)

                                                 Mar. 31               Dec. 31
                                                  1995                   1994
                                                ---------              -------
                                               (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:

Deposits:
   Non-interest bearing deposits                $  265,438         $   306,684
   Money market checking                           242,674             257,729
   Savings deposits                                 90,322              93,094
   Money market savings                            660,974             705,551
   Certificates of deposit less than $100,000      629,590             511,772
   Certificates of deposit of $100,000 or more     303,660             279,560
                                                ----------          ----------
     Total deposits                              2,192,658           2,154,390
                                                ----------          ----------

Federal funds purchased and securities sold
   under agreements to repurchase                  215,869             275,136
Broker/dealer customer payables                      1,057                 399
Accounts payable and accrued liabilities            29,753              23,541
Federal Home Loan Bank advances                    189,777             321,541
Long-term debt                                       6,382               6,383
                                                ----------          ----------
     Total liabilities                           2,635,496           2,781,390
                                                ----------          ----------

Stockholders' equity:
Common stock                                        49,219              49,094
Additional paid-in capital                          78,481              77,785
Retained earnings                                  137,445             130,404
Unrealized securities gains (losses)               (15,508)            (32,864)
                                                ----------          ----------
     Total stockholders' equity                    249,637             224,419
     Total liabilities and                      ----------          ----------
       stockholders' equity                     $2,885,133          $3,005,809
                                                ==========          ==========






See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                (In Thousands)

                                                  For the three months
                                                     ended March 31
                                                    ----------------
                                                      1995     1994
                                                      ----     ----
Interest income:
Loans                                               $36,090   $28,958
Securities:
   Taxable                                           16,538    11,841
   Non-taxable                                        2,290     2,018
Trading account securities                              229       641
Deposits at banks                                       250       151
Other                                                   431        76
                                                    -------   -------
  Total interest income                              55,828    43,685

Interest expense:
Deposits:
  Money market checking                               1,167     1,264
  Savings                                               514       588
  Money market savings                                7,527     2,947
  Certificates of deposit
    less than $100,000                                7,644     5,457
  Certificates of deposit
    of $100,000 or more                               4,823     2,845
Federal Home Loan Bank advances                       3,480     2,417
Long-term debt                                          113        96
Federal funds purchased and securities
 sold under agreements to repurchase                  2,763     1,824
                                                    -------   -------
   Total interest                                    28,031    17,438
                                                    -------   -------
   Net interest income                               27,797    26,247
Provision for loan losses                             1,708     1,661
   Net interest income after                        -------   -------
   provision for loan losses                         26,089    24,586
                                                    -------   -------
Other income:
Trust service income                                  1,949     2,119
Service charges on deposits                           3,411     3,624
Other service charges and fees                        1,200     1,127
Broker/dealer revenue                                 1,890     2,122
Securities gains                                         53       335
Other income                                          4,005     2,351
                                                    -------   -------
  Total non-interest income                          12,508    11,678
                                                    -------   -------
Other expenses:
Salaries and employee benefits                        9,808     9,696
Occupancy expense                                     2,102     1,762
Furniture and equipment expenses                        857       786
FDIC assessment                                       1,092     1,056
Other expenses                                        8,205     7,831
                                                    -------   -------
  Total non-interest expense                         22,064    21,131
                                                    -------   -------

- - ---------------------------------

                                                    For the three months
                                                       ended March 31
                                                    --------------------
                                                       1995       1995
                                                       ----       -----
Income before income taxes                            l6,533     15,133

Income taxes                                           5,313      4,978
                                                     -------    -------
Net income                                           $11,220    $10,155
                                                     =======    =======






Net income per share of
 common stock                                          $.45      $.41

Dividends per share of
 common stock                                          $.17      $.15





See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                   For the Three Months
                                                      Ended March 31
                                                        1995         1994
                                                        ----         ----
                                                           (In Thousands)
Operating Activities:

  Net income                                         $11,220      $10,155
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Provision for loan losses                         1,708        1,661
     Provision for depreciation
      and amortization                                 1,029          931
     Amortization of security premiums
      and accretion of discounts, net                     (9)          74
     Deferred income taxes (credit)                     (631)        (400)
     Decrease (increase) in trading
      account securities                              (9,398)      20,745
       Realized securities gains (losses)                (53)        (335)
     (Increase) decrease in broker/dealer
      customer receivables                            (5,285)      11,242
     Increase (decrease) in interest receivable          760         (864)
     Increase (decrease) in other assets               1,317       (3,566)
     Increase (decrease) in broker/dealer
      customer payables                                  658       (9,029)
     Increase in interest payable                      1,470        1,962
     Increase in accounts payable and
       accrued expenses                                4,917       12,874
                                                    --------     --------
Net cash provided by operating activities              7,703       45,450
                                                    --------     --------
Investing Activities:
  Available for sale securities:
  Proceeds from the maturities of securities          14,842       88,956
  Proceeds from sales of securities                   80,451       58,858
  Purchases of securities                               (627)    (256,056)
  Net increase (decrease) in loans                     8,411      (54,442)
  Purchase of premises and equipment                  (1,390)      (2,309)
                                                    --------     --------
Net cash provided by (used in) investing
  activities                                         101,687     (164,993)
                                                    --------     --------
Financing Activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                (103,650)      20,447
  Net increase in certificates of deposit            141,918       68,829
  Net decrease in federal funds purchased
   and securities sold under agreements
   to repurchase                                     (59,267)     (23,791)
  Increase (decrease) in long-term debt                   (1)          14
  Increase (decrease) in Federal Home


    Loan Bank advances                              (131,764)      70,334
  Proceeds from exercise of stock options                672          183
  Issuance of common stock                                 0           88
  Cash dividends paid                                 (4,180)      (3,666)
                                                  ----------    ---------
Net cash provided by (used in)
financing activities                                (156,272)     132,438
                                                  ----------    ---------

Increase (decrease) in cash and cash equiv.          (46,882)      12,895
Cash and cash equivalents at
  beginnning of period                               166,433      120,396
                                                    --------     --------
Cash and Cash Equivalents at End of Period          $119,551     $133,291
                                                    ========     ========
Cash paid during the period for:
  Interest expense                                   $26,561      $15,476
                                                     =======      =======
  Income taxes                                        $1,757       $1,235
                                                      ======       ======

                      NATIONAL COMMERCE BANCORPORATION
                      --------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                 (Unaudited)
                                 -----------

Note A - Basis of Presentation
- - ------------------------------
     The consolidated balance sheet at December 3l, 1994, has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Registrant's annual report for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
- - -----------------------------
     The Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As a result, as of March 31, 1995, the securities in the "Available for Sale" category included $25,423,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $25.4 million and $15.5 million (net of taxes), respectively, at March 31, 1995, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects this mark-to-market unrealized loss, whereas the calculation of ROA and ROE do not, because the unrealized loss is not included in net income. The fair value of the "Held to Maturity" category was $278.6 million at March 31, 1995.

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

     The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through March 31, 1995.

     Financial Condition
     -------------------

          Following is a comparison of the March 31, 1995, and December 31, 1994 , consolidated balance sheets. In the liability section, total deposits increased by $38 million or 1.8%, principally as a result of $118 million or 23.0% increase in certificates of deposit less than $100,000 and a $24 million or 8.6% increase in certificates of deposit of $1000,000 or more. Partially offsetting these increases, money market savings deposits decreased $45 million or 6.3%, total non interest-bearing deposits decreased $41 million or 13.4% reflecting current market trends and normally higher year-end non-interest-bearing deposit levels, money market checking accounts decreased $15 million or 5.8%, and savings deposits decreased $3 million or 3.0%

          Federal funds purchased and securities sold under agreements to repurchase decreased $59 million or 21.5% from year-end 1994 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

          Federal Home Loan Bank advances decreased $132 million or 41.0% from December 31, 1994. This decrease is principally the result of asset/liability management decisions due to the current interest rate environment.

          In the assets section, total gross loans decreased by $9 million or .6% compared to December 31, 1994 levels. Commercial loans decreased by $12 million or 3.5%, and real estate construction loans increased by $11 million or 11.8%, reflecting current demand. Consumer loans decreased $4 million or 0.6%, and real estate mortgage loans decreased by $5 million or 1.0%, reflecting a higher interest rate environment.

          Securities decreased by $66 million or 5.7% from year-end 1994. U.S. Government securities decreased $44 million or 36.4%, Federal agency securities decreased by $22 million or 2.6%, and state and municipal securities decreased $1 million or 0.7%, and other securities increased $1 million or 2.9%. Effective December 31, 1993, the Company early adopted Financial Accounting Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which resulted in the adjustment of the majority of the securities portfolio to market value. This adjustment decreased the securities portfolio by $53.9 million and decreased stockholders' equity by $32.9 million at December 31, 1994, and decreased the securities portfolio by $25.4 million and decreased stockolders' equity by $15.5 million at March 31, 1995. The amortized cost of securities held to maturity totaled $283.9 million, and the market value of securities available for sale totaled $806.2 million at March 31, 1995.

          Federal funds sold and securities purchased under agreements to resell decreased by $19.7 million or 76.7% from December 31, 1994 levels, reflecting excess funds that otherwise were not employed in loans or securities at March 31, 1995.

          Trading account securities increased by $9.4 million or 69.6% from year-end 1994 levels. This increase relates to inventories of Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuate from time to time. Broker/dealer customer receivables and payables both increased, reflecting levels of activity.


     Results of Operations
     ---------------------

     Three Months Ended March 31, 1995, Compared to Three Months Ended March 31, 1994
     ---------------------------------------------------------------------------
          Net income was $11,220,000 for the first quarter of 1995, a 10.5% increase over the $10,155,000 reported for the same period a year earlier. Earnings per share were $.45, compared to $.41 per share in 1994, up 9.8%.

          Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $1,804,000 or 6.6% for the first quarter of 1995. This increase reflects a $12,397,000 or 27.6% increase in total interest income that more than offsets a $10,593,000 or 60.7% increase in interest expense. Interest income increased in 1995 due to an increase of $328,529,000 or 13.2% in total average earnings assets, and an increase in the yield on average earning assets from 7.31% in the first quarter of 1994 to 8.24% in the first quarter of 1995. The increased volume of earning assets positively impacted interest income by approximately $5,918,000, while the increased yield positively impacted interest income by approximately $6,479,000. Interest expense increased in the first quarter of 1995, reflecting an increase in average interest-bearing liabilities of $305,500,000 or 14.3%, and an increase in the cost of interest-bearing liabilities from 3.32% to 4.67%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively affected interest expense by approximately $8,092,000, and the increase in average outstandings negatively affected interest expense by approximately $2,501,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.21% in first quarter 1995, compared to 4.47% in first quarter of 1994.

          The provision for loan losses in the first quarter of 1995 was $1,708,000, versus $1,661,000 for the quarter of 1994. Net charge-offs were $1,172,000, compared to $896,000 in 1994. The allowance for loan losses totaled $24,846,000 at March 31, 1995, representing 1.57% of quarter-end net loans, compared to $22,232,000 or 1.53% of quarter-end net loans at March 31, 1994.

          Following is a comparison of non-earning assets and loans past due 90 days of more for the quarters ended March 31, 1995, December 31, 1994, and March 31, 1994, (dollars in thousands):

                                  3-31-95    12-31-94     3-31-94
                                  -------    --------     -------
     Non-accrual loans                  0          0            0
     Renegotiated loans                 0          0            0
     Other real estate                  0         61        1,816
                                        -         --        -----
     Total non-earning assets           0         61        1,816
                                        =         ==        =====
     Loans past due 90 days
     or more                        2,426      2,432        2,238

          Non-interest income totaled $12,508,000 for the quarter, an increase of $830,000, or 7.1%, from last year's first quarter. The Company's broker/dealer revenue decreased $232,000 versus first quarter, 1994, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, and supermarket sublicence income increased a net of $1,062,000 or 11.1%.

          Non-interest expenses (excluding the provision for loan losses) increased by $933,000 or 4.4% in first quarter, 1995, primarily reflecting expenses of new locations totaling approximately $525,000.

          The Company's return on average assets and return on average equity, excluding unrealized losses on investment securities, were 1.49% and 17.32% respectively, for the first quarter of 1995. These compared with 1994 first quarter returns of 1.52% and 17.75%.

Liquidity and Capital Resources
- - -------------------------------

     Interest-bearing bank balances, federal funds sold, trading account securities,and securities held for sale are the principal sources of short-term asset liquidity. Other sources of short-term liquidity include federal funds purchased and repurchase agreements, credit lines with other banks, and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank. Maturing loans and investment securities are the principal sources of long-term assets liquidity.

     Total realized stockholders' equity increased by $7,862,000 from December 31, 1994, with retained earnings accounting for substantially all of the increase.

     The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

                                   3-31-95      12-31-94      3-31-94
                                   -------      --------      -------
Total capital to risk-weighted
 assets                            15.48%       14.87%       14.90%
Tier I capital to risk-weighed
 assets                            14.23%       13.62%       13.65%
Leverage ratio                      9.19%        8.56%        8.45%

     PART II.  OTHER INFORMATION
     ---------------------------


     Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits
                  11.  Computation of Earnings per Share
                  27.  Financial Data Shedule
              b.  Reports on Form 8-K
                  The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995.













                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               NATIONAL COMMERCE BANCORPORATION
                                               (Registrant)



                                               By______________________________
                                                Lewis E. Holland
                                                Vice President and Chief
                                                          Financial Officer
                                                (Authorized Officer)
                                                (Principal Financial Officer)

     Date ______________________