Form 10-Q
period 1995-06-30
NATIONAL COMMERCE BANCORP
filed 1995-08-10
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995


                         Commission file number 0-6094
                                               -------

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)


               Tennessee                                 62-078464
               ---------                                 ---------
      (State or other jurisdiction                    (I.R.S. Employer
     of incorporation organization)                  Identification No.)

          One Commerce Square
          Memphis, Tennessee                               38150
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number including area code - (901)523-3242


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $2 par value -- 24,731,738 shares as of August 8, 1995.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                (In Thousands)

                                                     June 30        Dec. 31
                                                       1995           1994
                                                    ----------      ----------
                                                    (unaudited)
           ASSETS
           ------

Cash and cash equivalents:
   Interest bearing deposits                        $   17,133      $   17,620
   Cash and non-interest bearing deposits              106,211         123,138
   Federal funds sold and securities
     purchased under agreements to resell                6,500          25,675
                                                    ----------      ----------
     Total cash and cash equivalents                   129,844         166,433
                                                    ----------      ----------
Securities:
   Held to maturity                                    289,844         283,906
   Available for sale                                  784,760         872,379
                                                    ----------      ----------
       Total securities                              1,074,604       1,156,285
                                                    ----------      ----------

Trading account securities                              22,445          13,507

Loans:
   Commercial, financial and agricultural              367,210         356,035
   Real estate - construction                          104,287          91,424
   Real estate - mortgage                              516,738         501,489
   Consumer                                            711,296         630,927
   Lease financing                                      16,855          14,818
                                                    ----------      ----------
     Total loans                                     1,716,386       1,594,693
   Less: Allowance for loan losses                      25,580          24,310
         Unearned discounts                              1,764           1,887
                                                    ----------      ----------
     Net loans                                       1,689,042       1,568,496
                                                    ----------      ----------

Bank premises and equipment                             18,316          17,729
Broker/dealer customer receivables                       5,186           1,130
Other assets                                            67,220          82,229
                                                    ----------      ----------
     Total assets                                   $3,006,657      $3,005,809
                                                    ==========      ==========

See notes to consolidated financial statements.

---------------------------
(In Thousands)

                                                     June 30        Dec. 31
                                                       1995           1994
                                                    ----------      ----------
                                                    (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Liabilities:

Deposits:
   Non-interest bearing deposits                    $  299,544      $  306,684
   Money market checking                               248,026         257,729
   Savings deposits                                     92,213          93,094
   Money market savings                                677,176         705,551
   Certificates of deposit less than $100,000          641,017         511,772
   Certificates of deposit of $100,000 or more         344,526         279,560
                                                    ----------      ----------
     Total deposits                                  2,302,502       2,154,390
                                                    ----------      ----------
Federal funds purchased and securities sold
   under agreements to repurchase                      259,547         275,136
Broker/dealer customer payables                          1,546             399
Accounts payable and accrued liabilities                25,917          23,541
Federal Home Loan Bank advances                        138,933         321,541
Long-term debt                                           6,382           6,383
                                                    ----------      ----------
     Total liabilities                               2,734,827       2,781,390
                                                    ----------      ----------
Stockholders' equity:
Common stock                                            49,343          49,094
Additional paid-in capital                              79,088          77,785
Retained earnings                                      145,115         130,404
Unrealized securities gains (losses)                    (1,716)        (32,864)
                                                    ----------      ----------
     Total stockholders' equity                        271,830         224,419
     Total liabilities and                          ----------      ----------
       stockholders' equity                         $3,006,657      $3,005,809
                                                    ==========      ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                (In Thousands)

                                                          For the three months
                                                              ended June 30
                                                          --------------------
                                                             1995       1994
                                                          ---------  ---------
Interest income:
Loans                                                      $38,586    $31,155
Securities:
   Taxable                                                  15,159     13,024
   Non-taxable                                               2,229      2,224
Trading account securities                                     336        331
Deposits at banks                                              242        178
Other                                                          490         81
                                                           --------   --------
   Total interest income                                    57,042     46,993
                                                           --------   --------
Interest expense:
Deposits:
  Money market checking                                      1,243      1,339
  Savings                                                      507        593
  Money market savings                                       7,602      3,275
  Certificates of deposit less than $100,000                 9,062      5,565
  Certificates of deposit of $100,000 or more                4,953      3,434
Federal Home Loan Bank advances                              2,228      2,616
Long-term debt                                                 114         97
Federal funds purchased and securities
  sold under agreements to repurchase                        2,960      2,370
                                                           --------   --------
   Total interest expense                                   28,669     19,289
                                                           --------   --------
   Net interest income                                      28,373     27,704
Provision for loan losses                                    1,685      2,399
                                                           --------   --------
   Net interest income after
   provision for loan losses                                26,688     25,305
                                                           --------   --------
Other income:
Trust service income                                         2,054      1,948
Service charges on deposits                                  3,459      3,592
Other service charges and fees                               1,422      1,010
Broker/dealer revenue                                        2,885      3,130
Securities gains                                               115         34
Other income                                                 4,610      3,121
                                                           --------   --------
  Total other income                                        14,545     12,835
                                                           --------   --------

---------------------------------

                                                          For the three months
                                                              ended June 30
                                                          --------------------
                                                             1995       1994
                                                          ---------  ---------
Other expenses:
Salaries and employee benefits                              10,358      9,936
Occupancy expense                                            2,156      1,847
Furniture and equipment expenses                               882        840
FDIC assessment                                              1,211      1,055
Other expenses                                               9,079      8,197
                                                           --------   --------
  Total other expense                                       23,686     21,875
                                                           --------   --------

Income before income taxes                                  l7,547     16,265

Income taxes                                                 5,684      5,495
                                                           --------   --------

Net income                                                 $11,863    $10,770
                                                           =======    ========
Net income per share of common stock                          $.47       $.43

Dividends per share of common stock                           $.17       $.15

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                 (In Thousands)

                                                           For the six months
                                                              ended June 30
                                                           ------------------
                                                             1995      1994
                                                           --------   -------
Interest income:
Loans                                                      $ 74,676   $60,113
Securities:
   Taxable                                                   31,697    24,865
   Non-taxable                                                4,519     4,242
Trading account securities                                      565       972
Deposits at banks                                               492       329
Other                                                           921       157
                                                           --------   -------
  Total interest income                                     112,870    90,678
                                                           --------   -------
Interest expense:
Deposits:
  Money market checking                                       2,410     2,603
  Savings                                                     1,021     1,181
  Money market savings                                       15,129     6,222
  Certificates of deposit less than $100,000                 16,706    11,022
  Certificates of deposit of $100,000 or more                 9,776     6,279
Federal Home Loan Bank advances                               5,708     5,033
Long-term debt                                                  227       193
Federal funds purchased and securities
 sold under agreements to repurchase                          5,723     4,194
                                                           --------   -------
   Total interest expense                                    56,700    36,727
                                                           --------   -------
   Net interest income                                       56,170    53,951
Provision for loan losses                                     3,393     4,060
                                                           --------   -------
   Net interest income after provision for
     loan losses                                             52,777    49,891
                                                           --------   -------
Other income:
Trust service income                                          4,003     4,067
Service charges on deposits                                   6,870     7,216
Other service charges and fees                                2,622     2,137
Broker/dealer revenue                                         4,775     5,252
Securities gains                                                168       369
Other income                                                  8,615     5,472
                                                           --------   -------
  Total other income                                         27,053    24,513
                                                           --------   -------

---------------------------------

                                                           For the six months
                                                              ended June 30
                                                           ------------------
                                                             1995      1994
                                                           --------   -------
Other expenses:
Salaries and employee benefits                               20,166    19,632
Occupancy expense                                             4,258     3,609
Furniture and equipment expenses                              1,739     1,626
FDIC assessment                                               2,402     2,111
Other expenses                                               17,185    16,028
                                                            -------   -------
 Total other expense                                         45,750    43,006
                                                            -------   -------

Income before income taxes                                   34,080    31,398

Income taxes                                                 10,997    10,473
                                                            -------   -------

Net income                                                  $23,083   $20,925
                                                            =======   =======

Net income per share of common stock                           $.92      $.84

Dividends per share of common stock                            $.34      $.30

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                           For the six months
                                                              ended June 30
                                                          ---------------------
                                                            1995        1994
                                                          ----------  ---------
                                                              (In Thousands)
Operating Activities:
  Net income                                               $  23,083  $  20,925
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Provision for loan losses                                 3,393      4,060
     Provision for depreciation
      and amortization                                         2,109      1,906
     Amortization of security premiums
      and accretion of discounts, net                            100        254
     Deferred income taxes (credit)                            1,018       (800)
     (Increase) decrease in trading
      account securities                                      (8,938)    47,079
     Realized securities (gains)                                (168)      (369)
     (Increase) decrease in broker/dealer
      customer receivables                                    (4,056)    22,059
     (Increase) decrease in interest receivable                1,761     (1,424)
     (Increase) decrease in other assets                      (6,898)    (6,487)
     Increase (decrease) in broker/dealer
      customer payables                                        1,147    (12,371)
     Increase in interest payable                              3,230      2,673
     Increase (decrease) in accounts payable
       and accrued expenses                                   (1,525)    (8,430)
                                                           ---------  ---------
Net cash provided by operating activities                     14,256     69,075
                                                           ---------  ---------
Investing Activities:
  Proceeds from the maturities of securities                  26,395    146,602
  Proceeds from sales of securities                          187,041     59,888
  Purchases of securities                                    (80,607)  (339,774)
  Net increase in loans                                     (123,939)  (142,051)
  Purchase of premises and equipment                          (2,483)    (4,480)
                                                           ---------  ---------
Net cash provided by operating activities                     (6,407)  (279,815)
                                                           ---------  ---------
Financing Activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                         (46,099)     7,931



  Net increase in certificates of deposit                    194,211     90,455
  Net (increase) decrease in federal funds
   purchased and securities sold under
   agreements to repurchase                                 (15,589)     62,712
  Increase (decrease) in long-term debt                          (1)         12
  Increase (decrease) in Federal Home
   Loan Bank advances                                      (182,608)     89,807
  Proceeds from exercise of stock options                     1,205         345
  Issuance of common stock                                        0          76
  Cash dividends paid                                        (8,371)     (7,334)
                                                          ---------   ---------
Net cash provided by (used in)
 financing activities                                       (57,252)    244,004
                                                          ---------   ---------
Increase (decrease) in cash and
 cash equivalents                                           (36,589)     33,264
Cash and cash equivalents at
  beginnning of period                                      166,433     120,396
                                                          ---------   ---------
Cash and Cash Equivalents at End of Period                $ 129,844   $ 153,660
                                                          =========   =========
Cash paid during the period for:
  Interest expense                                        $  53,195   $  34,054
                                                          =========   =========
  Income taxes                                            $  12,740   $  12,599
                                                          =========   =========

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                  (Unaudited)
                                   ---------

Note A - Basis of Presentation
------------------------------

     The consolidated balance sheet at December 3l, 1994 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Registrant's annual report for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
-----------------------------

     The Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As a result, as of June 30, 1995, the securities in the "Available for Sale" category included $2,813,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $2.8 million and $1.7 million (net of taxes), respectively, at June 30, 1995, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects this mark-to-market unrealized loss, whereas the calculation of ROA and ROE do not, because the unrealized loss is not included in net income. The fair value of the "Held to Maturity" category was $291.4 million at June 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through June 30, 1995.

Financial Condition
-------------------

     Following is a comparison of the June 30, 1995, and December 31, 1994, consolidated balance sheets. In the liability section, total deposits increased by $148 million or 6.9%, principally as a result of a $65 million or 23.2% increase in certificates of deposit of $100,000 or more, and a $129 million or 25.3% increase in certificates of deposit less than $100,000. Partially offsetting these increases, money market checking accounts decreased $10 million or 3.8%, money market savings deposits decreased $28 million of 4.0%, savings deposits decreased $1 million or 0.9%, and total non interest-bearing deposits decreased $7 million or 2.3% reflecting current market trends and normally higher year-end non-interest-bearing deposit levels.

     Federal funds purchased and securities sold under agreements to repurchase decreased $16 million or 5.7% from year-end 1994 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

     Federal Home Loan Bank advances decreased $183 million or 56.8% from December 31, 1994. This decrease is principally the result of asset/liability management decisions related to the current interest rate environment.

     In the asset section, total gross loans increased by $122 million or 7.6% compared to December 31, 1994 levels. Commercial loans increased by $11 million or 3.1%, and real estate construction loans increased by $13 million or 14.1%, reflecting current demand. Consumer loans increased $80 million or 12.7%, and real estate mortgage loans increased by $15 million or 3.0%, reflecting increased emphasis on promoting indirect automobile loans and real estate mortgage loans.

     Investment securities decreased by $82 million or 7.1% from year-end 1994. U.S. Government securities decreased $67 million or 56.1%, Federal agency securities decreased by $9 million or 1.1%, and state and municipal securities decreased $7 million or 4.1%, and other securities decreased $1 million or 4.4%.

     Federal funds sold and securities purchased under agreements to resell decreased by $19.2 million or 74.7% from December 31, 1994 levels, reflecting excess funds that otherwise were not employed in loans or securities at June 30, 1995.

     Trading account securities increased by $8.9 million or 66.2% from year-end 1994 levels. This increase reflects the trading activity generated by Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuates from time to time.

     Broker/dealer customer receivables and payables both increased, reflecting levels of activity.


Results of Operations
---------------------
Three Months Ended June 30, 1995, Compared to Three Months Ended June 30, 1994
------------------------------------------------------------------------------

     Net income was $11,863,000 for the second quarter of 1995, a 10.2% increase over the $10,770,000 reported for the same period a year earlier. Earnings per share were $.47, compared to $.43 per share in 1994, up 9.3%.

     Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $815,000 or 2.8% for the second quarter of 1995. This increase reflects a $10,210,000 or 21.1% increase in total interest income that more than offsets a $9,380,000 or 48.6% increase in interest expense. Interest income increased in 1995 due to an increase of $141,747,000 or 5.4% in total average earnings assets, and an increase in the yield on average earning assets from 7.35% in the second quarter of 1994 to 8.44% in the second quarter of 1995. The increased volume of earning assets positively impacted interest income by approximately $2,596,000, while the increased yield positively impacted interest income by approximately $7,614,000. Interest expense increased in the second quarter of 1995, reflecting an increase in average interest-bearing liabilities of $115,505,000 or 5.1%, and an increase in the cost of interest-bearing liabilities from 3.42% to 4.84%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively affected interest expense by approximately $8,409,000, and the increase in average outstandings negatively affected interest expense by approximately $986,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.31% in second quarter 1995, compared to 4.41% in second quarter of 1994.

     The provision for loan losses in the second quarter of 1995 was $1,685,000, versus $2,399,000 for the second quarter of 1994. Net charge-offs were $951,000, compared to $800,000 in 1994. The allowance for loan losses totaled $25,580,000 at June 30, 1995, representing 1.49% of quarter-end net loans, compared to $23,831,000 or 1.55% of quarter-end net loans at June 30, 1994.

     Following is a comparison of non-earning assets and loans past due 90 days of more for the quarters ended June 30, 1995, March 31, 1995, and June 30, 1994, (dollars in thousands):

                            6-30-95  3-31-95  6-30-94
                            -------  -------  -------
Non-accrual loans               58        0        0
Renegotiated loans               0        0        0
Other real estate                0        0    1,734
                                --       --    -----
Total non-earning assets        58        0    1,734
                                ==       ==    =====
Loans past due 90 days
 or more                     2,697    2,426    2,990


     Non-interest income totaled $14,545,000 for the quarter, an increase of $1,710,000, or 13.3%, from last year's second quarter. The Company's broker/dealer revenue decreased $245,000 versus second quarter, 1994, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, and supermarket sublicence income increased a net of $1,955,000 or 20.1%.

     Non-interest expenses (excluding the provision for loan losses) increased by $1,811,000 or 8.3% in second quarter, 1995, primarily reflecting expenses of new locations and the expenses of introducing new loan and cash management products totaling approximately $1,100,000.

     The Company's return on average assets and return on average equity, excluding unrealized losses on investment securities, were 1.61% and 17.72% respectively, for the second quarter of 1995. These compared with 1994 second quarter returns of 1.53% and 18.27%.

Six Months Ended June 30, 1995, Compared to Six Months Ended June 30, 1994
--------------------------------------------------------------------------

     For the six months ended June 30, 1995, net income totaled $23,083,000, a 10.3% increase over the $20,925,000 for the first six months of 1994. Earnings per share were $.92, compared to $.84 for the same period in 1994, a 9.5% increase. For the six-month period, return on average assets and return on average equity, excluding unrealized losses on investment securities, were 1.55% and 17.52% respectively. These compared with 1994 six month returns of 1.53% and 18.02%.

     Net interest income increased by $2,619,000 or 4.6% for the first six months of 1995. This increase reflects a $22,592,000 or 24.2% increase in total interest income that more than offsets a $19,973,000 or 54.4% increase in interest expense. Interest income increased in 1995 due to an increase of $233,769,000 or 9.1% in total average earning assets, and an increase in the yield on average earning assets from 7.32% in 1994 to 8.34% in 1995. The increased volume of earning assets positively impacted interest income by approximately $8,491,000, while the increased yield positively impacted interest income by approximately $14,101,000. Interest expense increased in the first six months of 1995, reflecting an increase in average interest-bearing liabilities of $209,132,000 or 9.5% and an increase in the cost of interest-bearing liabilities from 3.37% to 4.76%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively impacted interest expense by approximately $16,475,000, and the increase in average outstandings negatively impacted interest expense by approximately $3,498,000. The net interest margin was 4.26% in the first six months of 1995, compared to 4.44% in the first six months of 1994.

     The provision for loan losses for the first six months of 1995 was $3,393,000, versus $4,060,000 for the first six months of 1994. Net charge-offs were $2,123,000, compared to $1,696,000 in 1994.

     Non-interest income totaled $27,053,000 for the first six months of 1995, compared to a total of $24,513,000 for the first six months of 1994, an increase of 10.4%. The Company's broker-dealer revenue decreased $477,000 or 9.1%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, and supermarket sublicense income, increased a net of $3,017,000 or 15.7%.

     Non-interest expenses (excluding the provision for loan losses) increased by $2,744,000 or 6.4% for the first six months of 1995, primarily reflecting expenses of new locations and the expenses of introducing new loan and cash management products totaling approximately $1,625,000.

Liquidity and Capital Resources
-------------------------------

     Interest-bearing bank balances, federal funds sold, trading account securities, and investment securities available for sale are the principal sources of short-term asset liquidity. Other sources of short-term liquidity include federal funds purchased and repurchase agreements, credit lines with other banks, and borrowings from the Federal Reserve Bank. Maturing loans and investment securities are the principal sources of long-term assets liquidity.

     Total realized stockholders' equity increased by $16,263,000 from December 31, 1994, with retained earnings accounting for substantially all of the increase.

     The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.


                                            6-30-95   3-31-95   6-30-94
                                            -------   -------   -------
Total capital to risk-weighted assets        15.16%    15.48%    14.65%
Tier I capital to risk-weighed assets        13.91%    14.23%    13.40%
Leverage ratio                                9.10%     9.19%     8.48%

PART II.  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     At the Company's Annual Meeting of Shareholders held April 26, 1995, the following proposals were approved by the Shareholders of the Company:

     The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to be held in 1998:
R. Grattan Brown, Jr.; Bruce E. Campbell, Jr; Thomas M. Garrott; Michael McDonnell; Harry J. Phillips, Sr.; Rudi E. Scheidt; and Henry M. Turley, Jr. (20,038,103 shares in favor of the slate of directors; 45,970 withheld)

     The appointment of Ernst & Young LLP as auditors of the Company for 1995 was ratified. (20,086,633 in favor; 31,450 against; 61,331 abstained)

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1995.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NATIONAL COMMERCE BANCORPORATION
                                           (Registrant)

                                           By
                                             --------------------------------
                                             Lewis E. Holland
                                             Vice President, Treasurer and
                                                 Chief Financial Officer
                                             (Authorized Officer)
                                             (Principal Financial Officer)

     Date
         ----------------------