Form 10-Q
period 1995-09-30
NATIONAL COMMERCE BANCORPORATION
filed 1995-11-13
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                    FORM 10Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


                         Commission file number 0-6094
                                               -------

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                Tennessee                                      62-0784645
                ----------                                     ----------
       (State or other jurisdiction                          (I.R.S. Employer
        of incorporation organization)                    Identification No.)

            One Commerce Square
            Memphis, Tennessee                                    38150
            -------------------                                   -----
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

     Common Stock, $2 par value -- 24,805,056 shares as of November 8, 1995.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)

                                                         Sept 30      Dec. 31
                                                          1995         1994
                                                       -----------  -----------
                                                       (unaudited)
    ASSETS
Cash and cash equivalents:
  Interest bearing deposits                            $   17,773   $   17,630
  Cash and non-interest bearing deposits                  135,734      123,128
  Federal funds sold and securities
   purchased under agreement to resell                     33,720       25,675
                                                       ----------   ----------
   Total cash and cash equivalents                        187,227      166,433
                                                       ----------   ----------
Securities:
  Held to maturity                                        622,192      283,906
  Available for sale                                      806,974      872,379
                                                       ----------   ----------
   Total securities                                     1,429,166    1,156,285
                                                       ----------   ----------

Trading account securities                                 19,097       13,507

Loans:
  Commercial, financial and agricultural                  373,565      356,035
  Real estate - construction                              110,029       91,424
  Real estate - mortgage                                  528,683      501,489
  Consumer                                                795,908      630,927
  Lease financing                                          17,852       14,818
                                                       ----------   ----------
   Total loans                                          1,826,037    1,594,693
  Less:  Allowance for loan losses                         27,456       24,310
     Unearned discounts                                     1,772        1,887
                                                       ----------   ----------
   Net loans                                            1,796,809    1,568,496
                                                       ----------   ----------

Bank premises and equipment                                18,229       17,729
Broker/dealer customer receivables                          5,703        1,130
Other assets                                               77,621       82,229
                                                       ----------   ----------
  Total assets                                         $3,533,852   $3,005,809
                                                       ==========   ==========

See notes to consolidated financial statements.

[CAPTION]

Consolidated Balance Sheets (cont.)
----------------------------
(In Thousands)
                                                        Sept. 30     Dec. 31
                                                          1995         1994
                                                        --------     --------
                                                        (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposits:
 Non-interest bearing deposits                         $  298,996   $  306,684
 Money market checking                                    250,577      257,729
 Savings deposits                                          83,615       93,094
 Money market savings                                     692,090      705,551
 Certificates of deposit less than $100,000               654,434      511,772
 Certificates of deposit of $100,000 or more              473,860      279,560
                                                       ----------   ----------
  Total deposits                                        2,453,572    2,154,390
                                                       ----------   ----------
Federal funds purchased and securities sold
 under agreements to repurchase                           331,644      275,136
Broker/dealer customer payables                             1,770          399
Accounts payable and accrued liabilities                   31,761       23,541
Federal Home Loan Bank advances                           430,442      321,541
Long-term debt                                              6,381        6,383
                                                       ----------   ----------
  Total liabilities                                     3,255,570    2,781,390
                                                       ----------   ----------
Stockholders' equity:
Common stock                                               49,558       49,094
Additional paid-in capital                                 80,083       77,785
Retained earnings                                         153,753      130,404
Unrealized securities gains (losses)                       (5,112)     (32,864)
                                                       ----------   ----------
  Total stockholders' equity                              278,282      224,419
  Total liabilities and                                ---------    ---------
   stockholders' equity                                $3,533,852   $3,005,809
                                                       ==========   ==========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                 (In Thousands)

                                                           For the three months
                                                              ended Sept. 30
                                                               1995     1994
                                                              ------   ------
Interest income:
Loans                                                         $41,295  $33,172
Securities:
   Taxable                                                     20,264   13,906
   Non-taxable                                                  2,004    2,279
Trading account securities                                        328      289
Deposits at banks                                                 256      206
Other                                                             160      314
                                                               ------   ------
  Total interest income                                        64,307   50,166
                                                               ------  -------
Interest expense:
Deposits:
  Money market checking                                         1,222    1,152
  Savings                                                         463      573
  Money market savings                                          7,753    5,704
  Certificates of deposit less than $100,000                    9,301    5,902
  Certificates of deposit of $100,000 or more                   6,441    3,720
Federal Home Loan Bank advances                                 4,078    2,782
Long-term debt                                                    116       99
Federal funds purchased and securities
 sold under agreements to repurchase                            3,613    2,641
                                                               ------  -------
   Total interest expense                                      32,987   22,573
                                                               ------  -------
   Net interest income                                         31,320   27,593
Provision for loan losses                                       3,011    1,554
                                                               ------  -------
   Net interest income after
   provision for loan losses                                   28,309   26,039
                                                               ------  -------
Other income:
Trust service income                                            2,070    1,965
Service charges on deposits                                     3,369    3,614
Other service charges and fees                                  1,365    1,051
Broker/dealer revenue                                           2,524    2,964
Securities gains                                                   51        0
Other income                                                    3,982    3,151
                                                               ------  -------
  Total other income                                           13,361   12,745
                                                               ------  -------

Consolidated Statements of Income (cont.)
------------------------------------------------------------------
                                               For the three months
                                                   ended Sept. 30
                                                  ----------------
                                                     1995     1994
                                                  -------  -------
Other expenses:
Salaries and employee benefits                     10,646    9,983
Occupancy expense                                   2,188    1,926
Furniture and equipment expenses                      903      839
FDIC assessment                                         5    1,130
Other expenses                                      8,575    8,017
                                                  -------  -------
 Total other expense                               22,317   21,895
                                                  -------  -------

Income before income taxes                         19,353   16,889

Income taxes                                        6,587    5,621
                                                  -------  -------

Net income                                        $12,766  $11,268
                                                  =======  =======





Net income per share of common stock                 $.51     $.45

Dividends per share of common stock                  $.17     $.15

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                 (In Thousands)

                                                             For the nine months
                                                                ended Sept. 30
                                                                 1995      1994
                                                                ------     ------
Interest income:
Loans                                                          $115,971  $ 93,285
Securities:
   Taxable                                                       51,961    38,771
   Non-taxable                                                    6,523     6,521
Trading account securities                                          893     1,261
Deposits at banks                                                   748       535
Other                                                             1,081       471
                                                               --------  --------
  Total interest income                                         177,177   140,844
                                                               --------  --------
Interest expense:
Deposits:
  Money market checking                                           3,632     3,755
  Savings                                                         1,484     1,754
  Money market savings                                           22,882    11,926
  Certificates of deposit less than $100,000                     26,007    16,924
  Certificates of deposit of $100,000 or more                    16,217     9,999
Federal Home Loan Bank advances                                   9,786     7,815
Long-term debt                                                      343       292
Federal funds purchased and securities
 sold under agreements to repurchase                              9,336     6,835
                                                               --------  --------
   Total interest expense                                        89,687    59,300
                                                               --------  --------
   Net interest income                                           87,490    81,544
Provision for loan losses                                         6,404     5,614
                                                               --------  --------
   Net interest income after
   provision for loan losses                                     81,086    75,930
                                                               --------  --------
Other income:
Trust service income                                              6,073     6,032
Service charges on deposits                                      10,239    10,830
Other service charges and fees                                    3,987     3,188
Broker/dealer revenue                                             7,299     8,216
Securities gains                                                    219       369
Other income                                                     12,597     8,623
                                                               --------  --------
  Total other income                                             40,414    37,258
                                                               --------  --------



Consolidated Statements of Income (cont.)
---------------------------------------------------------------------------------
                                                              For the nine months
                                                                 ended Sept. 30
                                                               ------------------
                                                                 1995      1994
                                                               --------  --------
Other expenses:
Salaries and employee benefits                                   30,812    29,615
Occupancy expense                                                 6,446     5,535
Furniture and equipment expenses                                  2,642     2,465
FDIC assessment                                                   2,408     3,241
Other expenses                                                   25,759    24,045
                                                               --------  --------
  Total other expense                                            68,067    64,901
                                                               --------  --------

Income before income taxes                                       53,433    48,287

Income taxes                                                     17,584    16,094
                                                               --------  --------

Net income                                                     $ 35,849  $ 32,193
                                                               ========  ========





Net income per share of common stock                              $1.42     $l.29

Dividends per share of common stock                                $.51      $.45


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                        For the Nine Months
                                                           Ended Sept. 30
                                                        -------------------
                                                          1995        1994
                                                        --------   ---------
(In Thousands)
Operating activities:
  Net income                                           $  35,849   $  32,193
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
     Provision for loan losses                             6,404       5,614
     Provision for depreciation
       and amortization                                    2,998       2,939
     Amortization of security premiums
       and accretion of discounts, net                      (257)        396
      Deferred income taxes (credit)                      (1,018)      4,737
     (Increase) decrease in trading
       account securities                                 (5,590)     50,705
     Realized securities (gains)                            (219)       (366)
     (Increase) decrease in broker/dealer
       customer receivables                               (4,573)     16,101
     (Increase) decrease in interest receivable           (4,927)     (3,292)
     (Increase) decrease in other assets                  (7,422)    (10,704)
     Increase (decrease) in broker/dealer
       customer payables                                   1,371     (13,152)
     Increase in interest payable                          8,272       4,165
     Increase (decrease) in accounts payable
       and accrued expenses                                1,012       1,255
                                                       ---------   ---------
Net cash provided by operating activities                 31,900      90,591
                                                       ---------   ---------
Investing activities:
  Proceeds from the maturities of securities              40,975     182,417
  Proceeds from sales of securities                      229,827      60,895
  Purchases of securities                               (159,428)   (484,187)
  Purchases of securities held to maturity              (338,286)          0
  Net increase in loans                                 (234,634)   (146,240)
  Purchase of premises and equipment                      (3,285)     (5,645)
                                                       ---------   ---------
Net cash provided by operating activities               (464,831)   (392,760)
                                                       ---------   ---------




[CAPTION]

Financing activities:
  Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                   (37,780)    143,100
  Net increase in cerificates of deposit                 336,962      49,221
  Net (increase) decrease in federal funds
     purchased and securities sold under
     agreements to repurchase                             56,508      46,309
  Increase (decrease) in long-term debt                       (2)         13
  Increase (decrease) in Federal Home Loan
     Bank advances                                       108,901     133,200
  Proceeds from exercise of stock options                  1,718       1,043
  Issuance of common stock                                     0          76
  Cash dividends paid                                    (12,582)    (11,013)
                                                       ---------   ---------
Net cash provided by (used in)
 financing activities                                    453,725     361,949
                                                       ---------   ---------
Increase (decrease) in cash and cash
 equivalents                                              20,794      59,780
Cash and cash equivalents at beginning
 of period                                               166,433     120,396
                                                       ---------   ---------
Cash and cash equivalents at end of period             $ 187,227   $ 180,176
                                                       =========   =========
Cash paid during the period for:
  Interest expense                                     $  81,415   $  55,135
                                                       =========   =========
  Income taxes                                         $  18,635   $  18,663
                                                       =========   =========

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  (Unaudited)
                                   ---------

Note A - Basis of Presentation
------------------------------

The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
-----------------------------

In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of September 30, 1995 the securities in the "Available for Sale" category included $8,381,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $8.4 million and $5.1 million (net of taxes), respectively, at September 30, 1995, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects this mark-to-market unrealized loss, whereas the calculation of ROA and ROE do not, because the unrealized loss is not included in net income. The fair value of the "Held to Maturity" category was $622.2 million at September 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through September 30, 1995.

Financial Condition
-------------------

    Following is a comparison of the September 30, 1995, and December 31, 1994, consolidated balance sheets. In the liability section, total deposits increased by $299 million or 13.9%, principally as a result of a $194 million or 69.5% increase in certificates of deposit of $100,000 or more, and a $143 million or 27.9% increase in certificates of deposit less than $100,000. Partially offsetting these increases, money market checking accounts decreased $7 million or 2.8%, money market savings deposits decreased $13 million or 1.9%, savings deposits decreased $9 million or 10.2%, and total non interest-bearing deposits decreased $8 million or 2.5% reflecting current market trends and normally higher year-end non-interest-bearing deposit levels.

    Federal funds purchased and securities sold under agreements to repurchase increased $57 million or 20.5% from year-end 1994 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $109 million or 33.9% from December 31, 1994. This increase is principally the result of asset/liability management decisions related to the current interest rate environment related to increases in loans and securities.

    In the asset section, total gross loans increased by $231 million or 14.5% compared to December 31, 1994 levels. Commercial loans increased by $18 million or 4.9%, and real estate construction loans increased by $19 million or 20.4%, reflecting current demand. Consumer loans increased $165 million or 26.1%, and real estate mortgage loans increased by $27 million or 5.4%, reflecting increased emphasis on promoting indirect automobile loans and real estate mortgage loans.

    Investment securities increased by $273 million or 23.6% from year-end 1994. U.S. Government securities decreased $96 million or 80.1%, Federal agency securities increased by $373 million or 44.2%, and state and municipal securities decreased $9 million or 5.8%, and other securities increased $6 million or 18.8%.

    Federal funds sold and securities purchased under agreements to resell increased by $8.0 million or 31.3% from December 31, 1994 levels, reflecting excess funds that otherwise were not employed in loans or securities at September 30, 1995.

    Trading account securities increased by $5.6 million or 41.4% from year-end 1994 levels. This increase reflects the trading activity generated by Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables and payables both increased, reflecting levels of activity.


Results of Operations
---------------------
Three Months Ended September 30, 1995, Compared to Three Months Ended September 30, 1994
-----------------------------------------------------------------

    Net income was $12,766,000 for the third quarter of 1995, a 13.3% increase over the $11,268,000 reported for the same period a year earlier. Earnings per share were $.51, compared to $.45 per share in 1994, up 13.3%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $3,635,000 or 12.5% for the third quarter of 1995. This increase reflects a $14,049,000 or 27.2% increase in total interest income that more than offsets a $10,414,000 or 46.1% increase in interest expense. Interest income increased in 1995 due to an increase of $422,931,000 or 15.5% in total average earnings assets, and an increase in the yield on average earning assets from 7.50% in the third quarter of 1994 to 8.27% in the third quarter of 1995. The increased volume of earning assets positively impacted interest income by approximately $8,000,000, while the increased yield positively impacted interest income by approximately $6,049,000. Interest expense increased in the third quarter of 1995, reflecting an increase in average interest-bearing liabilities of $378,175,000 or 16.1%, and an increase in the cost of interest-bearing liabilities from 3.81% to 4.80%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively affected interest expense by approximately $6,781,000, and the increase in average outstandings negatively affected interest expense by approximately $3,633,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.11% in third quarter 1995, compared to 4.22% in third quarter of 1994.

    The provision for loan losses in the third quarter of 1995 was

$3,011,000, versus $1,554,000 for the third quarter of 1994. Net charge-offs were $1,135,000, compared to $1,375,000 in 1994. The increased provision was due entirely to current and anticipated loan growth. The allowance for loan losses totaled $27,456,000 at September 30, 1995, representing 1.51% of quarter-end net loans, compared to $24,010,000 or 1.56% of quarter-end net loans at September 30, 1994.

    Following is a comparison of non-earning assets and loans past due 90 days of more for the quarters ended September 30, 1995, June 30, 1995, and September 30, 1994 (dollars in thousands):


                             9-30-95  6-30-95  9-30-94
                             -------  -------  -------
Non-accrual loans                57       58        0
Renegotiated loans                0        0        0
Other real estate                 0        0    1,511
                              -----    -----  -------
Total non-earning assets         57       58    1,511
                              =====    =====  =======
Loans past due 90 days
 or more                      2,953    2,697    2,223

     Non-interest income totaled $13,361,000 for the quarter, an increase of $616,000, or 4.8%, from last year's third quarter. The Company's broker/dealer revenue decreased $440,000 versus third quarter, 1994, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, and supermarket sublicense income increased a net of $1,056,000 or 10.8%.

     Non-interest expenses (excluding the provision for loan losses) increased by $422,000 or 1.9% in third quarter, 1995, primarily reflecting expenses of new locations and the expenses of introducing new loan and cash management products totaling approximately $1,200,000, and a reduction in FDIC insurance premiums totaling approximately $1,125,000.

     The Company's return on average assets and return on average equity, excluding unrealized losses on investment securities, were 1.53% and 18.45% respectively, for the third quarter of 1995. These compared with 1994 third quarter returns of 1.55% and 18.51%.

Nine Months Ended September 30, 1995, Compared to Nine Months Ended September 30, 1994
-------------------------------------------------------------

     For the nine months ended September 30, 1995, net income totaled $35,849,000, a 11.4% increase over the $32,193,000 for the first nine months of 1994. Earnings per share were $1.42, compared to $1.29 for the same period in 1994, a 10.1% increase. For the nine-month period, return on average assets and return on average equity, excluding unrealized losses on investment securities, were 1.54% and 17.84% respectively. These compared with 1994 nine month returns of 1.54% and 18.19%.

     Net interest income increased by $6,155,000 or 7.2% for the first nine months of 1995. This increase reflects a $36,542,000 or 25.2% increase in total interest income that more than offsets a $30,387,000 or 51.2% increase in interest expense. Interest income increased in 1995 due to an increase of $296,824,000 or 11.3% in total average earning assets, and an increase in the yield on average earning assets from 7.39% in 1994 to 8.32% in 1995. The increased volume of earning assets positively impacted interest income by approximately $16,416,000, while the increased yield positively impacted interest income by approximately $20,126,000. Interest expense increased in the first nine months of 1995, reflecting an increase in average interest-bearing liabilities of $265,482,000 or 11.8% and an increase in the cost of interest-bearing liabilities from 3.53% to 4.77%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively impacted interest expense by approximately $23,380,000, and the increase in average outstandings negatively impacted interest expense by approximately $7,007,000. The net interest margin was 4.21% in the first nine months of 1995, compared to 4.37% in the first nine months of 1994.

     The provision for loan losses for the first nine months of 1995 was $6,404,000, versus $5,614,000 for the first nine months of 1994. Net charge-offs were $3,258,000, compared to $3,071,000 in 1994.

     Non-interest income totaled $40,414,000 for the first nine months of 1995, compared to a total of $37,258,000 for the first nine months of 1994, an increase of 8.5%. The Company's broker-dealer revenue decreased $917,000 or 11.2%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, and supermarket sublicense income, increased a net of $4,073,000 or 14.0%.

     Non-interest expenses (excluding the provision for loan losses) increased by $3,166,000 or 4.9% for the first nine months of 1995, primarily reflecting expenses of new locations and the expenses of introducing new loan and cash management products totaling approximately $2,400,000.

Liquidity and Capital Resources
-------------------------------

     Interest-bearing bank balances, federal funds sold, trading account securities, and investment securities available for sale are the principal sources of short-term asset liquidity. Other sources of short-term liquidity include federal funds purchased and repurchase agreements, credit lines with other banks, and borrowings from the Federal Reserve Bank. Maturing loans and investment securities are the principal sources of long-term asset liquidity.

     Total realized stockholders' equity increased by $26,111,000 from December 31, 1994, with retained earnings accounting for substantially all of the increase.

     The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

                                       9-30-95   6-30-95   9-30-94
                                      -------   -------   -------
Total capital to risk-weighted
 assets                                 12.82%    15.16%    14.85%
Tier I capital to risk-weighed
 assets                                 14.06%    13.91%    13.60%
Leverage ratio                           8.02%     9.10%     8.40%

PART II.  OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NATIONAL COMMERCE BANCORPORATION
                                           (Registrant)

                            By
                              --------------------------------------
                                   Lewis E. Holland
                                   Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date
    ------------------