Form 10-K
period 1995-12-31
NATIONAL COMMERCE BANCORPORATION
filed 1996-03-27
CIK 101844

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   _________________________________________
                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 __
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

December 31, 1995                                                      0-6094
-----------------                                                      ------
 (For the fiscal year ended)                          (Commission file number)

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                          62-0784645
---------                                                          ----------
 (State or other jurisdiction                                (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

One Commerce Square, Memphis, Tennessee 38150                   (901)523-3242
---------------------------------------------                   -------------
  (Address of principal executive offices)                 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                            Common Stock, $2 par value
                                            --------------------------
                                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996, was approximately $559,220,000.

     The number of shares of common stock outstanding, as of March 1, 1996, was 24,846,704.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form.   X
                        ------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual Proxy Statement relating to the 1996 Annual Meeting of Shareholders of National Commerce Bancorporation are incorporated by reference into Part III. Portions of the 1995 National Commerce Bancorporation Annual Report are incorporated by reference into Parts I and II.

                                    PART I.

ITEM 1.  BUSINESS.

NATIONAL COMMERCE BANCORPORATION:

     National Commerce Bancorporation ("NCBC" or "the Company"), a Tennessee corporation, is a bank holding company formed in February 1966 as Tennessee Financial Corporation. The corporate name was changed to United Tennessee Bancshares Corporation in 1970 and the present corporate name was adopted in April 1978. The business of NCBC consists of owning all of the outstanding capital stock of (1) National Bank of Commerce, Memphis, Tennessee ("NBC" or "the Bank"), (2) Nashville Bank of Commerce, Nashville, Tennessee ("Nashville" or "the Nashville Bank"), (3) NBC Bank, FSB, Knoxville, Tennessee ("Knoxville" or "the Knoxville Bank"), (4) NBC Bank, FSB, Belzoni, Mississippi ("FSB"), (5) Commerce Finance Company, Memphis, Tennessee ("Commerce Finance"), (6) Commerce Capital Management, Inc., Memphis, TN ("Commerce Capital"), (7) Brooks, Montague & Associates, Inc, Chattanooga, Tennessee ("Brooks Montague") and (8) TransPlatinum Service Corp., Nashville, TN ("TransPlatinum"). NCBC provides NBC, Nashville, Knoxville, and FSB ("the Banks"), Commerce Finance, Commerce Capital, Brooks Montague, and TransPlatinum with advice and counsel relating to financial and employee benefit matters, performs certain record-keeping functions relating to compliance with accounting and regulatory requirements and provides assistance in obtaining additional financing.

     NBC furnishes a full range of banking and trust services through 28 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, one SUPER MONEY MARKET facility located in Johnson City, Tennessee, one SUPER MONEY MARKET facility located in Kingsport, Tennessee, one SUPER MONEY MARKET facility located in Jackson, Tennessee, and one SUPER MONEY MARKET facility located in Cleveland, Tennessee. NBC has two active, wholly owned, non-banking subsidiaries, Commerce General Corporation ("Commerce General") and Commerce Investment Corporation ("Commerce Investment"). Commerce General provides a variety of data processing services to the Banks and other commercial enterprises. Commerce Investment was chartered in September 1986 to serve the needs of individual investors as a broker-dealer of investment products, including stocks, bonds, municipal obligations, mutual funds and unit investment trusts.

     The Nashville Bank was organized in September 1985 to operate full-service banking facilities in Kroger supermarkets within the Nashville area. The SUPER MONEY MARKET branches offer a wide variety of personal banking services. The Nashville Bank is a state chartered bank with 18 SUPER MONEY MARKET branch locations and one traditional branch and has a dormant subsidiary, Commerce Corporate Advisors, Inc. Another subsidiary, National Commerce Bank Services, Inc. ("NCBS"), provides supermarket banking services to other financial institutions. The Nashville Bank also operates three stand-alone automated teller machines ("ATMs") in the Nashville area.

     The Knoxville Bank was organized in June 1986 as a state chartered bank to operate full-service SUPER MONEY MARKET banking facilities within the Knoxville area. During 1994, the Knoxville Bank was converted to a federally chartered savings bank and expanded into North Carolina. The Knoxville Bank has 11 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area with eight branch locations in the Raleigh-Durham, North Carolina area. The Knoxville Bank also operates one stand-alone ATM in the Knoxville area. The Knoxville Bank also offers loans on an indirect basis through area automobile dealers.

     On July 13, 1993, the Company acquired First Federal Savings Bank, a $4.8 million institution located in Belzoni, Mississippi. The name was changed to NBC Bank, FSB, and its business expanded into Virginia. In addition to one office in Belzoni, Mississippi, FSB has seven SUPER MONEY MARKET branches in the Roanoke, Virginia area.

     NCBC has executed SUPER MONEY MARKET sublicense agreements with other financial institutions. Currently, agreements have been executed covering locations in over 40 states and Jamaica. As of year end NCBC, through NCBS, has assisted various banks with over 530 locations through either a license or consulting relationship. The Company has one major competitor in its supermarket branch sublicensing activity. The competitor is a non-financial institution with nationwide operations. On November 7, 1989, the service mark Super Money Market (Stylized) was registered on the U.S. Patent and Trademark Office Principal Register as Reg. No. 1,565,038. This registration presently constitutes prima facie proof that NCBC owns the mark. If certain formalities are observed, the registration will remain in force for 20 years from the date of registration and may be renewed for successive terms of ten years each. On April 2, 1991 the service mark Super Money Market (non-stylized) for banking services was registered on the Supplemental Register under Reg. No. 1,640,085. If certain formalities are observed, registration will remain in force for ten years from the date of registration and may be renewed for successive periods.

     Commerce Capital and Brooks Montague are registered as investment advisors with the Securities and Exchange Commission.

Monroe Properties, Inc., a Tennessee corporation, is a wholly owned subsidiary of NCBC. Its primary function is to be used in connection with the acquisition of real estate through foreclosure or deed in lieu of foreclosure.

     Commerce Finance was organized in September, 1992, and commenced business in March, 1993, in the consumer finance segment of the retail credit industry. Commerce Finance has eight branches; four in Tennessee (Memphis, Bartlett, Nashville, and Knoxville); two in Mississippi (Amory and New Albany); and one each in Sullivan, Missouri and Mineola, Texas.

     In September of 1995, NCBC acquired 30% of Transplatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, TN. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum.

     Substantially all employees of the Company are also employees of one or more of its direct or indirect subsidiaries.


NATIONAL BANK OF COMMERCE:

     From its inception in 1873, and through the granting of its charter as a national bank in 1933, NBC has operated a full-service commercial bank and trust business in metropolitan Memphis, Tennessee. As of December 31, 1995, NBC operated 13 traditional branches and 19 SUPER MONEY MARKET facilities, 15 in metropolitan Memphis and one each in Johnson City, Tennessee, Kingsport, Tennessee, Jackson, Tennessee, and Cleveland, Tennessee. At December 31, 1995, NBC had $1,732,146,000 in deposits and was the second largest bank in the Memphis service area (population approximately 1,000,000) and the fifth largest bank in Tennessee, measured by deposits. Memphis is the largest city in Tennessee and is the center of a diversified distribution, commercial and agricultural area. NBC provides complete banking facilities and services to the Mid-South area through various divisions and departments, described below. The retail banking activity is carried on through the Branch Banking Division, the Money Market Division, the Executive Banking Division, and the Consumer Services Division. The Bank's Commercial Banking Group is composed of seven divisions: the Metropolitan Lending Division, the Leasing Division, the Asset Based Lending Division, the Real Estate Lending Division, the National Accounts Division, the Correspondent Banking Division and the Mortgage Lending Division ("NBC Mortgage"). Trust services are provided by the Trust Division. Staff support for the Bank is provided by its Personnel, Marketing, Operations and Financial/Administrative Divisions.

     Retail Services: NBC provides its customers with a variety of retail banking services. Among such services are checking accounts and savings programs, night depository services, safe deposit facilities and several consumer loan programs, including installment loans for the purchase of consumer goods, credit card plans and revolving lines of credit. Customers are provided with current information regarding these services through NBC's marketing program. NBC has installed 40 ATMs (24-hour tellers), including ATMs located at Plough, Inc., Hickory Ridge Mall, Graceland, Methodist Hospital, Memphis International Airport, University of Memphis campus and Rhodes College campus. At year end, consumer loans and leasing activity accounted for approximately 41% of NBC's outstanding loans. NBC participates in the MasterCard and Visa Card Programs, national consumer debit and credit card plans, under which NBC discounts sales drafts (accounts receivable arising from charges made with MasterCard and Visa Cards), without recourse, for participating merchants. NBC also offers a Professional Services Plan, Equity Credit Lines and other credit services for individuals. A monthly revolving credit charge is levied on the purchaser depending on the credit plan desired. At December 31, 1995, NBC had credit card accounts receivable and consumer lines of credit totaling $128,424,000.

     Commercial Services: NBC provides a variety of services for commercial enterprises, including checking accounts, certificates of deposit, cash management services, short-term loans for seasonal or working capital purposes, and term loans for fixed assets and expansion purposes. In addition to these general services, NBC also provides accounts receivable and inventory financing, commodity loans and commercial loans tailored to an individual customer's needs. Secured and unsecured commercial loans and commodity loans, at December 31, 1995, accounted for approximately 37% of the loans made by NBC. Real estate construction and long-term mortgage loans (including first mortgage refinance loans) accounted for approximately 12% of NBC's outstanding loans at December 31, 1995.

     Correspondent Banking: NBC has correspondent relationships with approximately 149 banks located in Tennessee, Arkansas, Missouri, Florida, Mississippi, Kentucky, and Alabama to which it provides a range of correspondent banking services as well as advice in various fields of banking policy and operations. Aggregate balances of correspondent banks at NBC averaged approximately $39,098,000 in 1995.

     Trust Services: Through its Trust Division, NBC acts as trustee, executor, administrator, guardian, custodian and depository for a number of individuals and corporations. The Bank offers investment advisory services to its customers in addition to portfolio management. At December 31, 1995, the Trust Division administered assets valued at approximately $1,957,000,000.

     International Services: NBC has established 11 accounts with foreign banks, primarily in Europe, to handle international trade relationships. Four foreign banks have accounts with NBC for the same purpose. NBC does not now, nor does it intend to, engage in speculative trading of foreign currencies.

     Non-Bank Subsidiaries: In addition to computer services for NBC, Commerce General offers hospital and clinic processing to several customers. During the year ended December 31, 1995, approximately 85% of the total revenues of Commerce General were derived from services provided to NBC and 15% from services provided to other customers. Commerce Investment Corporation provides investment services to individual and institutional investors. In 1991, the institutional investor activity of NBC's Investment Division was merged into Commerce Investment. At December 31, 1995, Commerce Investment's capital totaled $13,521,000. Commerce Investment is registered as a broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and is a member of the Security Investor Protection Corporation.

     Territory Serviced and Competition: NBC actively competes with other commercial banks in the Memphis trade area in providing a full range of banking services, including demand deposits, time deposits, various types of loans, trust services and other bank related activities. At December 31, 1995, NBC had $2,690,123,000 in assets. According to December 31, 1995 call reports, one of the other banks in metropolitan Memphis is 4.5 times larger than NBC as measured by deposits. However, deposits for that bank include statewide branches, while
NBC deposits are primarily limited to the metropolitan Memphis area.   The
Memphis trade area includes western Tennessee, northern Mississippi, and eastern Arkansas, and NBC considers commercial banks in Little Rock, Arkansas and Jackson, Mississippi, as competitors in addition to Memphis area banks. In addition, NBC competes with savings and loan associations, finance companies, credit unions, insurance companies, real estate investment trusts, mortgage companies, factoring companies, independent credit card companies and various other financial institutions whose activities correspond with banking functions. See "Supervision and Regulation."

     Employees: As of December 31, 1995, the Bank and its subsidiaries employed approximately 247 officers, 551 other full-time employees, 51 part-time employees and 85 peak-time employees. Relations with employees have been good. No employees are covered by collective bargaining agreements. All full-time employees are afforded the benefits of group life and health insurance plans.
In addition, the Company has a non-contributory qualified retirement plan and an Employee Stock Ownership Plan ("ESOP"). All employees who have one full year of service are eligible to become participants in the retirement plan. The Company also has a taxable income reduction account ("TIRA") plan which allows employees to defer payment of taxes on an elected percentage of salary up to $9,240 by making contributions to this plan. The Company may also make contributions to this plan for the benefit of participating employees.

NASHVILLE BANK OF COMMERCE:

     Nashville Bank of Commerce was organized to compete in retail banking in the Nashville trade area. The Nashville Bank operates one traditional branch and 18 SUPER MONEY MARKET facilities located within Kroger stores and three stand-alone ATMs in the Nashville area. At December 31, 1995, the Nashville Bank employed 32 officers, 73 other full-time employees, 5 part-time employees and 23 peak-time employees to provide banking services during the hours when most grocery shopping occurs. Employees of the Nashville Bank are provided with the same benefits that all Company employees have available to them. At December 31, 1995, the Nashville Bank had total consolidated assets of $439,846,000. Nashville Bank of Commerce competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

     Non-Bank Subsidiaries: National Commerce Bank Services, Inc. provides supermarket banking services to other financial institutions. During 1994, the Knoxville Bank's 50% ownership was transferred to the Nashville Bank, resulting in NCBS being a wholly-owned subsidiary of the Nashville Bank. At December 31, 1995 NCBS's capital totaled $7,060,000. The Nashville Bank's other subsidiary, Commerce Corporate Advisors, Inc., is currently dormant.

NBC BANK, FSB (KNOXVILLE):

     The Company organized NBC Bank, FSB (Knoxville) to become competitive in retail banking in the Knoxville area. After its 1994 conversion from a state chartered bank to a federally chartered savings bank, it expanded into North Carolina. The Knoxville Bank has placed in operation one traditional branch and 13 SUPER MONEY MARKET facilities located within Kroger stores and 4 stand-alone ATM in the Knoxville area and 8 SUPER MONEY MARKET facilities in the Raleigh-Durham, North Carolina area. Like

Nashville, the Knoxville Bank employees are provided with the same benefits that all Company employees have available to them. At December 31, 1995, the Knoxville Bank employed 29 officers, 71 other full-time employees, 2 part-time employees and 14 peak-time employees. At year-end 1995, the Knoxville Bank had total assets of $439,408,000. The Knoxville Bank competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

NBC BANK, FSB (BELZONI):

     FSB was acquired to expand its retail banking activities through supermarket branches in other states. Seven SUPER MONEY MARKET branches are located in Kroger supermarkets in Virginia, and one office is located in Belzoni, Mississippi. At December 31, 1995, FSB employed 8 officers, 38 other full-time employees, and 3 part-time employees. The same Company benefits are
provided to these employees.   At year-end 1995, the FSB had total assets of
$225,001,000. FSB competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

COMMERCE CAPITAL MANAGEMENT, INC.:

     Commerce Capital was organized to provide specialized investment management services to individuals, family groups, endowment funds and corporations.
Assets presently managed are approximately $750,000,000. At December 31, 1995, Commerce Capital had 10 full-time and 2 part-time employees. Commerce Capital's employees are covered under the same Company benefits. Commerce Capital competes with a number of other investment counselors, insurance companies, banks, and other money managers, many of which are substantially larger.

BROOKS, MONTAGUE & ASSOCIATES, INC.:

     The Company acquired all of the outstanding stock of Brooks, Montague & Associates, Inc. on February 15, 1994. Brooks Montague provides specialized investment management services primarily to individuals, charitable accounts and corporate retirement plans. Assets presently managed are approximately $105,000,000. At December 31, 1995, Brooks Montague had four full-time employees. Brooks Montague's employees are covered under the same Company benefits. Brooks Montague competes primarily with other regionally based investment management firms, many of which are substantially larger.

COMMERCE FINANCE COMPANY:

     The Company organized Commerce Finance Company to enter the consumer finance market. As of December 31, 1995, Commerce Finance had eight offices opened in the Mid-South area. Commerce Finance employed 3 officers and 24 full-time employees at December 31, 1995. Financing for indirect purchases, new and used cars, home improvement and bill consolidation are available through this subsidiary. Commerce Finance competes with a number of substantially larger consumer finance companies.

TRANSPLATINUM SERVICE CORP.:

     In September of 1995, NCBC acquired 30% of Transplatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, TN. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum. As of December 31, 1995, TransPlatinum had 3 officers and 35 full-time employees. TransPlatinum competes with major larger companies offering similar services on a nation-wide basis.

SUPERVISION AND REGULATION

     NCBC and its subsidiaries are subject to a number of federal and state laws and regulations. As a bank holding company, NCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and those activities that the Board
considers closely related and incidental to banking.   Generally,bank holding
companies from any state can now acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Effective January 1, 1991, Tennessee amended its reciprocal interstate banking statute to allow a bank or bank holding company in any other state to acquire a Tennessee bank or bank holding company as long as a Tennessee bank or bank holding would have a similar acquisition opportunity in that state. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), providing certain conditions are met including that applicable state law must expressly permit de novo interstate branching.

     The Act requires that a bank holding company obtain the prior approval of the Board before merging or consolidating with another bank holding company. Furthermore, unless a bank holding company already owns or controls a majority of the shares of a bank or another bank holding company, Board approval is required for any transaction, if following such transaction, the bank holding company directly or indirectly owns or controls more than 5% of the shares of such bank or bank holding company. A bank holding company and its non-bank subsidiaries must also seek the prior approval of the Board to acquire all or substantially all of the assets of a bank.

     Under the Act, a bank holding company is required to file with the Board an annual report and any additional information required by the Board. The Board may examine the Company's and each of its direct subsidiaries' records, including a review of capital adequacy in relation to guidelines issued by the Board. If the level of capital is deemed to be inadequate, the Board may restrict the future expansion and operations of the Company. The Board possesses cease-and-desist powers over a bank holding company if its actions or actions of any of its subsidiaries represent unsafe or unsound practices or violations of law.

     Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state law regulate the operations of the Company's banking affiliates, including (1) requiring the maintenance of reserves against deposits, (2) limiting the nature of loans and the interest that may be charged thereon, and (3) restricting investments and other activities. The amount of dividends that the Company's bank affiliates may declare is also limited. Regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits. See Note M of the Notes to Consolidated Financial Statements in the 1995 Annual Report, incorporated herein by reference.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolved problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", or "significantly undercapitalized" as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

     The Community Reinvestment Act (CRA) requires banks to help meet the credit needs of the community. Regulatory authorities are required to consider the CRA performance of a bank or bank holding company when reviewing regulatory applications.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings and loan associations by bank holding companies, and it imposes no interstate barriers on such acquisitions by bank holding companies. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loan associations into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the Federal Deposit Insurance Corporation ("FDIC") can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective in December 1991. FDICIA revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and makes changes to the regulatory structures found in several other banking statutes. Various sections of FDICIA are designed to recapitalize the Bank Insurance Fund and provide for increased funding of the Bank Insurance Fund by insured banks. The FDIC's capacity to borrow from the United States Treasury was increased. FDICIA requires the FDIC to develop and implement a system of risk-based premiums for federal deposit insurance under which the semiannual rates at which a depository institution is assessed are based on the probability that the depository institution fund will incur a loss with respect to the institution. Various sections of FDICIA impose substantial new audit and reporting requirements on insured depository institutions. All insured banks are generally subject to an annual on-site examination by their primary federal regulatory agency. The role of independent public accountants is increased, and there are additional reporting requirements imposed on depository institutions. The federal regulatory agency must devise rules requiring banks and thrift institutions to disclose the fair market value of their assets. The agencies must also devise rules for banks and thrifts to report off-balance sheet items on financial statements. Banks are rated according to a new scheme of capital adequacy. Better-capitalized institutions are generally subject to less onerous regulation and supervision than poorly-capitalized institutions. Under FDICIA, each federal banking agency must prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

     As a national bank, NBC operates under the rules and regulations of the Comptroller of the Currency and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. The Nashville Bank is a state non-member bank operating under the rules and regulations of the FDIC and the Tennessee Department of Financial Institutions. NBC Bank, FSB (Knoxville) and NBC Bank, FSB (Belzoni), are federally chartered savings banks that are primarily regulated by the Office of Thrift Supervision. The FDIC insures the domestic deposits of all the Banks.

     Commerce Finance Company is a consumer finance company organized under the laws of the State of Tennessee and is primarily regulated by the Consumer Finance Division of the Tennessee Department of Financial Institutions. In addition to six offices in Tennessee, Commerce Finance Company also operates two offices in Mississippi. Mississippi exercises regulatory authority over those offices in their state and the Federal Trade Commission has primary federal regulatory authority. Commerce Capital Management, Inc. and Brooks, Montague & Associates, Inc. are registered with the Securities and Exchange Commission and are investment advisers pursuant to the Investment Advisers Act of 1940, as amended. All regulatory agencies require periodic audits and regularly scheduled reports of financial information.

     The federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") imposes a liability scheme for the remediation of property where hazardous substances have been released. The liability extends to owners and operators of such properties which could include banks. There is proposed or pending federal legislation that would consolidate some of the federal agencies that regulate financial institutions.

STATISTICAL AND OTHER DATA - The following tables set forth selected
--------------------------
statistical and other information. Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential The following table sets forth the combined daily average condensed (consolidated) balance sheets of NCBC and an analysis of net interest earnings for the periods 1993 through 1995. Interest income and yields on non-taxable investment securities have been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                                         1995                         1994                           1993
                                                       -------                       -------                       -------
                                             Average              Yield/   Average             Yield/    Average            Yield/
                                             Balance   Interest    Rate    Balance   Interest   Rate     Balance   Interest  Rate
                                            ---------  -------  --------  ---------  --------  -------  ---------  -------- ------
                                                                            (In Thousands of Dollars)
ASSETS
Interest-earning assets:
Loans:(1)
  Domestic(2)                               1,718,424  160,980     9.37%  1,505,716  129,340     8.59%  1,258,620  108,547    8.62%
Taxable securities including trading
 account                                    1,119,057   75,627     6.76     982,788   56,327     5.73     775,499   44,579    5.75
Non-taxable investment securities(2)          154,755   13,101     8.47     147,753   13,679     9.26     125,935   12,669   10.06
Federal funds sold and securities
 purchased under agreements to
 resell                                        25,383    1,486     5.85      18,018      793     4.40      47,405    1,431    3.02
Time deposits in other banks                   16,881    1,002     5.94      18,807      741     3.94      19,718      581    3.94
                                            ---------  -------            ---------  -------            ---------  -------
Total interest-earning assets               3,034,500  252,196     8.31   2,673,082  200,880     7.51   2,227,177  167,807    7.53
                                                       -------                       -------                       -------
Non-interest earning assets:
Cash and due from banks                       112,304                       110,070                       105,690
Premises & equipment, net                      17,869                        17,246                        13,587
Other assets                                   75,448                        68,013                        59,937
Allowance for loan losses                     (25,830)                      (23,276)                      (19,181)
                                            ---------                     ---------                     ---------
TOTAL ASSETS                                3,214,291                     2,845,135                     2,387,210
                                            =========                     =========                     =========

 (1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding and income on such loans is recognized as received. There were no foreign loans outstanding.

 (2) These items are affected by fully taxable-equivalent adjustments. Reference is made to page __ of the Annual Report to Shareholders for the corresponding unadjusted amounts as presented in the financial statements.

                                                         1995                         1994                           1993
                                                       -------                       -------                       -------
                                             Average              Yield/   Average             Yield/    Average            Yield/
                                             Balance   Interest    Rate    Balance   Interest   Rate     Balance   Interest  Rate
                                            ---------  -------  --------  ---------  --------  -------  ---------  -------- ------
                                                                               (In Thousands of Dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                              247,002    4,843     1.96%    250,945    4,898     1.95%    206,750   3,906  1.89%
Savings deposits                             782,714   32,971     4.21     645,219   21,655     3.36     514,896  13,106  2.55
Time deposits                              1,025,093   58,877     5.74     863,925   36,527     4.23     758,859  32,505  4.28
Federal funds purchased and
 securities
 sold under agreements to repurchase         264,214   13,482     5.10     265,191    9,737     3.67     227,223   5,977  2.63
Federal Home Loan Bank advances              294,833   15,809     5.36     262,125   11,883     4.53     139,533   6,415  4.60
Long-term debt                                 6,382      458     7.18       6,384      399     6.25       6,372     388  6.09
                                           ---------  -------            ---------  -------            ---------  ------
Total interest bearing liabilities         2,620,238  126,440     4.83   2,293,789   85,099     3.71   1,853,633  62,297  3.36
                                                      -------                        ------                       ------
Non-interest bearing liabilities:
Domestic demand deposits                     284,744                       282,468                       290,042
Other                                         36,832                        28,975                        32,528
Stockholders' equity                         272,477                       239,903                       211,007
                                           ---------                     ---------                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    3,214,291                     2,845,135                     2,387,210
                                           =========                     =========                     =========
Net interest earnings                                 125,756                       115,781                      105,510
                                                      =======                       =======                      =======
Net yield on interest-earning assets                             4.14%                          4.33%                      4.74%
                                                                 ====                           ====                       =====



                                                INTEREST RATE SENSITIVITY TABLE BY REPRICING DATES

                                           Within    After 3 Mos.  After 6 Mos. After 1 Yr.             Non
December 31, 1995               0-30       31-90     But Within    But Within   But Within    After   Interest
(In Thousands of Dollars)       Days       Days         6 Mos.       1 Year       5 Years    5 Years   Bearing     Total
                             ----------   ---------    ---------    ---------    --------   -------   --------    ---------
Funding uses:
Loans, net                      633,260      46,961       57,582      112,757     591,996   488,657          -    1,931,213
Securities                      740,010      55,514       47,105      108,516     223,368   104,133          -    1,278,646
Other earning assets            263,748           -            -           -         -          -            -      263,748
Other assets                         -           -            -            -           -         -    221,435      221,435
                              ---------    --------     --------     --------     -------   -------   --------    ---------
  Total funding uses          1,637,018     102,475      104,687      221,273     815,364   592,790    221,435    3,695,042
                              ---------    --------     --------     --------     -------   -------   --------    ---------
Funding sources:
Interest-bearing deposits       745,892     395,019      258,575      321,882     388,350   133,616          -    2,243,334
Other borrowings                606,172       9,863        6,757       12,644     122,101    26,389          -      783,926
Demand deposits                       -           -            -            -           -         -    331,436      331,436
 Other liabilities                    -           -            -            -           -         -     39,667       39,667
Interest rate swaps             (50,000)          -      (50,000)     100,000           -         -          -            -
Stockholders' equity                  -           -            -            -           -         -    296,679      296,679
                              ---------    --------     --------     --------     -------   -------   --------    ---------
Total funding sources         1,302,064     404,882      215,332      434,526     510,451   160,005    667,782    3,695,042
                              ---------    --------     --------     --------     -------   -------   --------    ---------
Interest-rate
 sensitivity GAP                334,954    (302,407)    (110,354)    (213,253)    304,913   432,785   (446,347)
                              ---------    --------     --------     --------     -------   -------   --------
Cumulative interest-rate
 sensitivity GAP                334,954      32,547      (78,098)    (291,351)     13,562   446,347

GAP to total assets                9.06%      (8.18%)      (2.99%)      (5.77%)      8.25%    11.71%    (12.08%)

Cumulative GAP to total
 assets                            9.06%        .88%       (2.11%)      (7.88%)       .37%    12.08%

The Company's Interest Rate Sensitivity Table was prepared using contractual maturities and repricing dates when they exist and are enforceable. Management adjustments have been applied to allow for prepayment or other variances from stated maturities or repricing intervals. The management adjustments have been formulated considering historical experience and market projections and will change when appropriate to allow for current and projected interest rate scenarios.

Due to the historical volatility of interest rates, the Company addresses the problem with an Asset Liability Management Committee comprised of senior management personnel from each key banking function. The committee's goal is to stabilize earnings by limiting the gap position between assets and liabilities repricing within one year to 15% of assets. The committee has determined by historical experience and simulation modeling that a gap of 15% will not produce excessive earnings variances in most rate environments. The committee meets regularly to address the current gap position and evaluate the assumptions and projections used to calculate interest rate risk.

Changes in Interest Income and Expense
--------------------------------------

     The following table sets forth for NCBC and its subsidiaries
(consolidated), for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Interest on non-taxable investment securities has been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                           1995 Compared to 1994                           1994 Compared to 1993
                                       Increase (decrease) Due to (1)                  Increase (decrease) Due  to (1)
                              -----------------------------------------------    ------------------------------------------
                               Volume       Rate          Net     Rate/Volume      Volume      Rate      Net    Rate/Volume
                              ---------  ---------     ---------  -----------    ----------   -------  -------  -----------
                                                                    (In Thousands of Dollars)
Interest earned on:
Loans:(2)
Domestic                        19,282      12,358        31,640   1,655           21,227       (434)  20,793      (85)
Taxable securities including
trading account                  8,426      10,874        19,300   1,399           11,880       (132)  11,748      (35)
Non-taxable investment
 securities                        628      (1,206)         (578)    (55)           2,076     (1,066)   1,010     (175)
Federal funds sold and
 securities purchased
 under agreements to
  resell to resell                 383         310           693     107           (1,122)       484     (638)    (407)
Time deposits in other
 banks                             (82)        343           261     (38)             (28)       188      160       (9)
                                ------      ------        ------   -----           ------     ------   ------   ------
Total interest earning
 assets                         28,637      22,679        51,316   3,033           34,507       (960)  33,073     (711)
                                ------      ------        ------   -----           ------     ------   ------   ------
Interest paid on:
Demand deposits                    (77)         22           (55)      0              859        133      992       28
Savings deposits                 5,156       6,160        11,316   1,177            3,782      4,767    8,549    1,057
Time deposits                    7,645      14,705        22,350   2,443            4,447       (425)   4,022      (58)
Federal funds purchased
and securities sold under
agreements to repurchase           (36)      3,781         3,745     (14)           1,117      2,643    3,760      395


Federal Home Loan Bank
 advances                        1,594       2,332         3,926     271            5,560        (92)   5,468      (79)
Long-term debt                       -          59            59       -                1         10       11        -
                                ------      ------        ------   -----           ------     ------   ------   ------
Total interest bearing
 liabilities                    14,282      27,059        41,341   3,877           15,766      7,036   22,802    1,343
                                ------      ------        ------   -----           ------     ------   ------   ------
Net interest earnings           14,355      (4,380)        9,975    (809)          18,267     (7,996)  10,271   (2,054)
                                ======      ======        ======   =====           ======     ======   ======   ======

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proporation to the relationship of the absolute dollar amounts to the change in each.
 (2) There were no foreign loans outstanding.

SECURITIES PORTFOLIO
The following table sets for the aggregate book value of investment securities at the dates indicated.

                                                                  December 31
                                                           1995       1994     1993
                                                         --------   --------  ------
                                                          (in thousands of dollars)
Securities:
U.S. Treasury                                              18,582    120,326   49,120
U.S. Government agencies and
  corporations                                          1,027,932    844,782  773,137
States of the U.S. and political
  subdivisons                                             149,975    161,297  132,531
Other securities                                           82,157     29,880   17,408
                                                        ---------  ---------  -------
Total                                                   1,278,646  1,156,285  972,196
                                                        =========  =========  =======


The following table sets forth the maturities at December 31, 1995, and the weighted average yields of such securities, all of which are computed on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                                             Maturing
                            --------------------------------------------------------------------------
                                                 After 1 But        After 5 But           After
                              Within 1 Year    Within 5 Years     Within 10 Years        10 Years
                            ----------------  ----------------   -----------------  ------------------
                             Amount   Yield   Amount    Yield    Amount   Yield     Amount     Yield
                            -------  -------  -------  -------  -------  --------  --------  ---------
Securities:
U.S. Treasury                 2,033    5.36%   16,549    5.23%        -        -          -         -
U.S. Government agencies
 and corporations           283,762    6.47   206,031    6.00    61,546     6.54%   476,593      6.59%
States of the U.S. and
 political subdivisions       2,885    5.88    31,250    6.66    56,963     7.34     58,877      8.81
Other                         1,258    6.47     5,033    6.47     6,292     6.47     69,574      6.35
                            -------           -------           -------            --------
    Total                   289,938           258,863           124,801             605,044
                            =======           =======           =======            ========

LOAN PORTFOLIO
The following table shows the Company's gross loan distribution at the end of the last five years.

                                                              December 31
                                         -----------------------------------------------------
                                           1995       1994       1993       1992       1991
                                         ---------  ---------  ---------  ---------  ---------
                                                         (in thousands of dollars)
Commerce, financial,
  and agricultural                         399,580    356,035    350,539    354,491    314,361
Real estate - construction                 122,720     91,424     66,929     68,238     62,134
Real estate - mortgage                     520,657    501,489    429,544    275,732    248,341
Consumer(1)                                871,407    630,927    535,417    489,773    396,430
Lease financing                             18,678     14,818     13,870     12,423     16,179
                                         ---------  ---------  ---------  ---------  ---------
   Total                                 1,933,042  1,594,693  1,396,299  1,200,657  1,037,445
                                         =========  =========  =========  =========  =========

(1) Included within "Consumer" loans are revolving lines of credit secured by home equities.

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                         Maturing
                              Within   After 1 But    After
                              1 Year   Within 5 Yrs  5 Years   Total
                              -------  ------------  -------  -------
                                    (in thousands of dollars)
Commercial, financial,
  and agricultural             95,169       160,731  143,680  399,580
Real estate - construction     41,547        40,047   41,126  122,720
                              -------       -------  -------  -------
     Total                    136,716       200,778  184,806  522,300
                              =======       =======  =======  =======

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and leasing financing) due after one year classified, according to the sensitivity to changes in interest rates as of December 31, 1995.

                                         After 1 but    After
                                         Within 5 Yrs  5 Years
                                         ------------  -------
                                       (in thousands of dollars)
Predetermined interest rates               107,216     80,620
Floating or adjustable interest rates       93,562    104,186
                                           -------    -------
     Total                                 200,778    184,806
                                           =======    =======

NONACCRUAL, PAST DUE, AND RESTRUCTURED
The following table summarized the Company's nonaccrual, past due, and restructured loans (all of which are domestic):

                                       December 31
                           ------------------------------------
                           1995   1994   1993     1992    1991
                           -----  -----  -----  --------  -----
                                (in thousands of dollars)
Nonaccrual loans               -      -      -  7,092(1)  2,270
Accruing loans past due
  90 days or more          3,252  2,432  2,063  1,858     2,577
Non-performing
  restructured loans           -      -      -      -       773
Performing restructured        -      -  1,984      -         -

Substantially all of the nonaccrual and restructured loans were collateralized, and there were no significant commitments to lend any of these debtors additional funds.

(1) Included in the 1992 non-accrual loan totals is a loan secured by real estate of $4 million, which was current as to principal and interest and had performed as agreed since inception. It was so classified based on a highly technical interpretation of current regulations. See Note A of financial statements in the Annual Report to Shareholders for management's policy for placing loans on nonaccrual status.

Loans and lease financing receivables are considered to be in nonaccrual status if: (1) they are maintained on a cash basis because of deterioration in the financial position of the borrower, (2) payment in full of interest or principal is not expected, or (3) principal or interest has been in default for a period of 90 days or more unless the obligation is both well secured and in the process of collection. A nonaccrual asset may be restored to an accrual status when none of its principal and interest is due and unpaid or when it otherwise becomes well secured and in the process of collection.

Potential Problem Loans
-----------------------

At December 31, 1995, the Company had $1,136,000 in three loans for which payments presently are being made, but the borrowers currently are experiencing severe financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

Other Assets
------------

During 1989, the purchase money mortgage resulting from the 1984 sale of the Company's main bank building, parking garage, and interest in Commerce Tower Joint Venture was restructured. The Company's portion of the purchase money mortgage had a book value of $8,743,000 at December 31, 1995. Interest was not received or accrued totaling approximately $568,000 in 1995 in lieu of tenant and other capital improvements to the building which totaled approximately $1,012,000 for the year. The purchase money mortgage is due in November 1996 and the Company is considering renewal or other options. The financial impact of restructuring the note is not known at this time, but is not expected to be material to the consolidated financial statements.

SUMMARY OF LOAN LOSS EXPERIENCE
This table summarizes the Company's loan loss experience for each of the five years ended December 31, 1995. There were no foreign loans.

                                            Year Ended December 31
                               ------------------------------------------------
                                1995     1994     1993       1992       1991
                               -------  -------  -------  ----------  ---------
                                          (in thousands of dollars)
Balance at beginning
 of period                     24,310   21,467   17,356      13,254   11,313
Charge-offs:
 Commercial, financial,
  and agricultural                  1      442    1,167   2,632(1)   2,263(1)
Real estate - construction        199      212      652   1,163          -
Real estate - mortgage             97      232      207   1,052(1)     434
Consumer                        5,366    4,088    3,783   4,317      6,987(2)
Lease financing                 1,586    1,500    1,031   1,063      1,267
                               ------   ------   ------   -----     ------
  Total charge-offs             7,249    6,474    6,840  10,227     10,951
                               ------   ------   ------   -----     ------
Recoveries of loans
previously charged-off:
 Commercial, financial,
  and agricultural                 55       47      420          56       24
Real estate - construction         44       83      359         268        -
Real estate - mortgage             73      121       47          45      127
Consumer                        1,509    1,494    1,237       1,094    1,155
Lease financing                   518      495      474         323      321
                               ------   ------   ------       -----   ------
  Total recoveries              2,199    2,240    2,537       1,786    1,627
                               ------   ------   ------       -----   ------
Net charge-offs                 5,050    4,234    4,303       8,441    9,324
Increase due to acquisition         -        -       22           -        -
Provision for loan losses       9,750    7,077    8,392      12,543   11,265
                               ------   ------   ------      ------   ------
Balance at end of period       29,010   24,310   21,467      17,356   13,254
                               ======   ======   ======      ======   ======
Ratio of net-charge-offs to
 average loans outstanding
 during the period                .29%     .28%     .34%        .76%     .95%


(1) During 1992, $2,300,000 of the charge-offs in these categories resulted from charge-offs to two local borrowers, one loan to a manufacturing concern and another to a project related to a hotel project. During 1991, $2,000,000 of the charge-offs resulted from charge-offs to two local borrowers, one loan to a remanufacturing concern and another to a project related to local government entities.

(2) Of the $2.1 million increase in consumer charge-offs during 1991, approximately 50% were bank credit card related, and approximately 50% were consumer installment related. These increases are the result of a 10% growth in the average portfolios of these categories, increased personal bankruptcies, and the recessionary environment.

(3) The factors which influenced management's judgment in determining the amount of the provision for loan losses charged to operating expense included the results of a credit review of the loan portfolio, past loan loss experience, current economic conditions and other factors, all of which formed a basis for determining the adequacy of the allowance for loan losses. The allowance for possible loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses incurred within the following categories of loans for each for the five years indicated.

                                                                  December 31
                             --------------------------------------------------------------------------------------------
                                   1995              1994               1993               1992               1991
                             ----------------   ----------------  -----------------   ----------------   ----------------
                                      Percent            Percent            Percent            Percent            Percent
                                     of loans           of loans           of loans           of loans           of loans
                             Amount   in each   Amount   in each   Amount   in each   Amount   in each   Amount   in each
                                 of  category       of  category       of  category       of  category       of  category
                             allow-  to total   allow-  to total   allow-  to total   allow-  to total   allow-  to total
                               ance     loans     ance     loans     ance     loans     ance     loans     ance     loans
                             ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                         (in thousands of dollars)
Commercial, financial,
 and agricultural             7,264        21%   6,887        22%   6,622        25%   4,033        29%   4,542        30%

Real estate:
 Construction                 3,006         6    2,731         6    2,644         5    2,408         6    1,973         6
 Mortgage                     3,567        27    3,352        31    3,277        31    2,663        23    2,174        24

Consumer                     12,737        45    9,457        40    7,716        38    7,484        41    4,157        38
Lease financing               2,436         1    1,883         1    1,208         1      768         1      408         2
                             ------       ---   ------       ---   ------       ---   ------       ---   ------       ---
  Toal                       29,010       100%  24,310       100%  21,467       100%  17,356       100%  13,254       100%
                             ======       ===   ======       ===   ======       ===   ======       ===   ======       ===

DEPOSITS

The following table sets out the average amount of deposits and the average rate paid on such deposits for the periods indicated. There were no material deposits by foreign depositors in domestic offices. There were no material deposits in foreign banking offices.

                                                      Year Ended December 31
                                        --------------------------------------------------
                                                1995           1994              1993
                                        ----------------  ---------------   --------------
                                         Amount    Rate    Amount    Rate    Amount    Rate
                                        ---------  -----  ---------  -----  ---------  -----
                                                       (in thousands of dollars)
Non-interest bearing demand deposits      284,744     -     282,468     -     290,042     -
Interest bearing demand deposits          247,002  1.96%    250,945  1.95%    206,750  1.89%
Savings deposits                          782,714  4.21     645,219  3.36     514,896  2.55
Time deposits                           1,025,093  5.74     863,925  4.23     758,859  4.28
                                        ---------         ---------         ---------
     Total                              2,339,553         2,042,557         1,770,547
                                        =========         =========         =========

At December 31, 1995, outstanding maturities of time deposits of $100,000 or more issued by domestic offices (which consist entirely of time certificates of deposit) are summarized below (in thousands of dollars):

Time remaining until maturity                                    Amount
-----------------------------                                   --------
3 months or less                                                179,359
Over 3 through 6 months                                         104,669
Over 6 through 12 months                                        165,073
Over 12 months                                                   18,724
                                                                -------
   Total                                                        467,825
                                                                =======

RETURN ON EQUITY AND ON TOTAL ASSETS

The following table shows consolidated operating and capital ratios for the Company for each of the last three years.
                                                        Year Ended December 31
                                                         1995    1994    1993
                                                       -------   -----   -----
Return on average total assets                           1.53%   1.56%   1.65%
Return on average equity*                               18.00%  18.48%  18.68%
Dividend payout percent                                 36.08%  35.03%  34.81%
Average equity to assets percent                         8.48%   8.43%   8.84%
Tier 1 capital to total assets (leverage ratio)          7.91%   8.56%   8.62%
Tier 1 capital to risk-weighted assets                  12.30%  13.62%  13.77%
Total capital to risk-weighted assets                   13.52%  14.87%  15.02%

* exclusive of mark-to-market adjustment.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report for discussion of minimum capital requirements.

SHORT-TERM BORROWINGS
---------------------

        The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the reported years.

                                                    Year Ended December 31
                                                  ---------------------------
                                                   1995      1994      1993
                                                  -------   -------   -------
                                                   (In Thousands of Dollars)
Federal funds purchased and securities
sold under agreements to repurchase:
    Balance at year-end                           404,746   275,136   247,531
    Weighted average interest rate
     payable at year-end                             5.46%     5.75%     2.68%
    Maximum amount outstanding
     at any month end                             404,746   310,243   347,061
    Average outstanding balance
    (total daily outstanding
    principal balance dividedby 365)              264,214   265,191   227,223
    Weighted average interest rate
      (related interest expense
    divided by the average
    outstanding balance)                             5.10%     3.67%     2.63%


ITEM 2.  PROPERTIES.

     Main Office: NBC leases as its main office approximately 40% -- 185,271 rentable square feet -- of the Commerce Square Complex (the "Complex"), which includes a thirty-two story office building known as Commerce Square Tower, a nine-story parking garage and a building known as NBC's main office building. NBC owns two parcels of land (approximately 74.25 feet by 148.5 feet) adjacent to the Complex which house a building that is presently used by the Bank for storage.

     Other Offices: As of December 31, 1995, NBC operated 13 traditional branches (including the main office branch) and 15 SUPER MONEY MARKET branch facilities in Shelby County, Tennessee and one each in Johnson City, Tennessee, Kingsport, Tennessee, Jackson, Tennesee, and Cleveland, Tennessee. NBC intends to continue opening branches at such time and places as management deems prudent and feasible, subject to approval of regulatory authorities.

     Eight of the 13 traditional branches operated by NBC are leased. In addition, the building housing one branch is owned by NBC but subject to ground leases. Leases on the 9 branches have remaining terms ranging from one month to 22 years (excluding renewal options). The average unexpired portion of the lease terms at December 31, 1995 is 7 years, including ground leases. The remaining four branches are owned in fee. Aggregate annual rentals on the 9 leased branch properties including NBC space in Commerce Square Complex, the SUPER MONEY MARKET branch facilities and the free-standing ATM locations amounted to approximately $3,170,000 at December 31, 1995.

     Commerce General occupies approximately 9,700 square feet of NBC's space in the Complex and pays approximately $131,000 per year for this space. Commerce Investment occupies approximately 10,000 square feet of NBC's space in the Complex and pays approximately $242,000 per year for this space. Additionally, Commerce Capital leases approximately 2,900 square feet in the Complex totaling approximately $54,000 in annual rent in 1995.

     Nashville Bank has been granted the right to operate branches in area Kroger stores. Initial terms of the license agreements are for one year, with multiple renewal options. In 1995, Nashville paid approximately $599,000 for licensed space and administrative office space.

     Knoxville Bank also has been granted the right to operate branches in area Kroger stores in the Knoxville, Tennessee and Raleigh/Durham, North Carolina areas. Initial terms of the license agreements are for one year, with multiple renewal options. In 1995, Knoxville paid approximately $433,000 for licensed space and administrative office space.

     NBC Bank, FSB has been granted the right to operate branches in area Kroger stores in Roanoke, Virginia and Blacksburg, Virginia. Initial terms of the license agreements are for one year, with multiple renewal options. FSB also leases space for the office in Belzoni, Mississippi. In 1995, FSB paid approximately $217,000 for licensed and leased space.

     Commerce Finance leases space for 8 branch locations in the Mid-South area with terms from three years to five years. In 1995, Commerce Finance paid approximately $68,000 for the leased space.

     NBC owns property at 1895 Union Avenue, 309 Monroe Avenue and 5049 Summer Avenue in Memphis, and 7770 Poplar Avenue in Germantown, Tennessee and 6005 Stage Road in Bartlett, Tennessee, suburbs of Memphis in Shelby County. The property at 1895 Union is the location of Union Avenue Branch operations. The Cloverleaf Branch operation is located at 5049 Summer Avenue. The Consumer Lending and Indirect Loan operations area is located at 309 Monroe, which is also being used for parking for NBC employees. The Germantown Branch operation, the operations of the construction lending and mortgage lending activities, and satellite operations of one of the Bank's subsidiaries and a Company affiliate are located at 7770 Poplar Avenue. The Bartlett Branch operation is located at 6005 Stage Road.

ITEM 3.  LEGAL PROCEEDINGS.

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.


Executive Officers

        Name          Age  Office Held
        ----          ---  --------------------------
Thomas M. Garrott      58  Chairman of the Board,
                           President, Chief Executive
                           Officer and Director of the
                           Company and Chairman of the
                           Board, Chief Executive Officer
                           and Director of NBC

Gary L. Lazarini       54  Executive Vice President of NBC,
                           Investments and Chairman and
                           President of Commerce Investment
                           Corporation


Gus B. Denton          55  Secretary of the
                           Company and Executive
                           Vice President and
                           Secretary of NBC,
                           Director of Commerce
                           General Corporation

Douglas W. Ferris, Jr. 52  Senior Vice President
                           of NBC, President of
                           National Commerce Bank
                           Services, Inc.

Mackie H. Gober        49  President of NBC,
                           Director of NBC,
                           Commerce Finance
                           Company and NCBS

Lewis E. Holland       53  Executive Vice
                           President, Treasurer
                           and Chief Financial
                           Officer of the
                           Company and Director,
                           of NBC, Chairman of the
                           Board of Commerce
                           Capital Management,
                           Inc. and Commerce
                           Acquisiton Corp.

William R. Reed, Jr.   49  Executive Vice President
                           of the Company; Director
                           of NBC, Chairman of
                           Nashville Bank of Commerce,
                           NBC Bank, FSB (Knoxville);
                           Chairman of Commerce General
                           Corporation; Chairman and
                           President of Commerce Finance
                           Company and Chairman and CEO
                           of NBC Bank, FSB (Belzoni)

Tom W. Scott           52  President of Commerce
                           General Corporation

Of the foregoing officers, Mr. Garrott is also a director of the Company.

    The above officers have served in the capacities shown for more than five years except for the following:

    Mr. Garrott became Chairman of the Board, President, and

Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of NBC in May, 1993. Prior to that time, he served as President and Chief Operating Officer of the Company and NBC.

    Mr. Lazarini was elected Executive Vice President of NBC in January, 1992, and prior to that time was Senior Vice President. He has served as Chairman of the Board of Commerce Investment Corporation since January, 1991 and President since January, 1995.

    Mr. Denton was elected Secretary of the Company in June, 1995.

    Mr. Gober was elected President of NBC in August, 1995. He was Executive Vice President and Retail Credit Group Head of NBC from January, 1992 until August, 1995 and prior to that time was Senior Vice President. He was President of Commerce Finance Company from September, 1992 until August, 1995.

    Mr. Holland was elected Executive Vice President of the Company in August, 1995; Treasurer of the Company in June, 1995 and elected Vice President and Chief Financial Officer of the Company and Director of NBC effective July, 1994. He was Vice Chairman and Chief Financial Officer of NBC from July, 1994 until August, 1995. Prior to that time, he was a partner with Ernst & Young LLP.

    Mr. Reed was elected Executive Vice President of the Company in August, 1995; Chairman and President of Commerce Finance Company in January, 1996. He was Vice Chairman of NBC from January, 1992 to August, 1995 and prior to that he was Executive Vice President of NBC from May, 1988. He has been Chairman of the Board and Director of NBC Bank, FSB (Knoxville) since July 1986, President since May 1988, and Chief Executive Officer from November, 1994 to May, 1995. Mr. Reed has been President and Director of Nashville Bank of Commerce since September 1985, Chairman of the Board from May, 1988 to May, 1995 and Chief Executive Officer since November, 1994. He has been Chairman and Chief Executive Officer of NBC Bank, FSB (Belzoni) since July 1994. He was President of NBC Bank, FSB (Belzoni) from July, 1994 to January, 1996.

                                    PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Market quotations for the Company's common stock and cash dividends per shares, as restated to give retroactive recognition to all stock dividends and stock splits, are as follows:

                                                                       Fourth          Third        Second        First
                                                                    -------------  -------------  -----------  -----------
          1995:
          High                                                        $    26.88     $    26.13   $    25.50   $    25.00
          Low                                                              24.50          24.25        23.75        23.00
          Cash dividends                                                     .19            .17          .17          .17
          1994:
          High                                                        $    24.25     $    24.25   $    23.50   $    23.75
          Low                                                              21.75          21.50        21.50        20.50
          Cash dividends                                                     .17            .15          .15          .15

          The Company's stock is traded in the Nasdaq over-the-counter market and is quoted on its national market system. The stock prices listed in the table were obtained from Nasdaq and represent the high and low closing sales prices. At December 31, 1995, there were approximately 2,700 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA.
          Not Covered by Auditors' Report
          In Thousands of Dollars, Except Per
          Share and Ratio Data

                                                                     1995           1994           1993         1992         1991
                                                                   ---------     ----------     ----------   ----------   ----------

Net interest income                                                  120,025        110,021        100,393       92,619      83,713
Net income                                                            49,035         44,342         39,406       33,993      29,531
Per common share data:
  Net income                                                            1.94           1.77           1.58         1.38        1.23
  Cash dividends declared                                                .70            .62            .55          .47         .42
  Book value                                                           11.95           9.14           9.64         8.22        7.18
Total average equity                                                 272,477        239,903        211,077      180,690     156,561
Total average assets                                               3,214,291      2,845,135      2,387,210    2,135,258   2,020,756
Ratios:
  Average equity to
   average assets                                                       8.48%          8.43%          8.84%        8.46%       7.75%

  Return on average
   equity                                                              18.00          18.48          18.68        18.81       18.86
  Return on average
   assets                                                               l.53           l.56           1.65         1.59        1.46

* After retroactive adjustment for all stock dividends and stock splits declared through December 31, 1995.

ITEM 7. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 25 in the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The report of independent auditors and consolidated financial statements on pages 26 through 39 in the Registrant's Annual Report to Shareholders are incorporated herein by reference.

           Quarterly Results of Operations on page 39 of the 1995 Annual Report to Shareholders are incorporated herein by reference.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          Except for information contained in Item X above pertaining to executive officers of the Registrant, the information required by Item 10 is incorporated herein by reference from the Registrant's Proxy Statement relating to the Registrant's 1996 Annual Meeting of Shareholders under the caption "Management of the Company".

ITEM 11.  EXECUTIVE COMPENSATION.

          The information under the caption "Compensation of Management" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the captions "Management of the Company" and "Principal Shareholders" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the caption "Certain Transactions with Management" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)             The response to this portion of Item
and (c)  14                is submitted as a separate section of this report.

(a)(3)    Listing of Exhibits:

          Exhibit No.                      Description
          ------------                ----------------------

               3.1 Charter of National Commerce Bancorporation as amended and restated, filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1988 (File No. 0-6094) and incorporated herein by reference.

               3.2 Bylaws of National Commerce Bancorporation as amended.

              10.1 Form of Promissory Notes of NBC payable to The Mallory Partners, filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

              10.2 Employment Agreement as of January 1, 1986, by and between National Bank of Commerce and Bruce E. Campbell, Jr., filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

              10.3 Employment Agreement dated as of January 1, 1988, by and between National Bank of Commerce and Thomas M. Garrott, filed as Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

              10.4 Employment Agreement dated as of September 1, 1987, by and between National Bank of Commerce and John S. Evans, filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

               10.5 Employment Agreement dated as of October 1, 1991, by and between National Bank of Commerce and Bruce
                             E. Campbell, Jr., filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

               10.6 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and John
                             S. Evans, filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

                10.7 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and William R. Reed, Jr., filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

                10.8 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Thomas
                             M. Garrott, filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                10.9 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Gary
                             L. Lazarini, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                10.10 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Mackie
                             H. Gober, filed as Exhibit 10.11 to the
                             Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                10.11 Employment Agreement dated as of May 1, 1993, by and between National Bank of Commerce and William
                             T. Williams, filed as Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                10.12        Deferred Compensation Agreement for Thomas M.
                             Garrott, filed as Exhibit 10c(2) to the
                             Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

                10.13 Employment Agreement dated as of July 1, 1994, by and between National Bank of Commerce and Lewis E. Holland filed as Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                10.14 Split Dollar Insurance Plan filed as Exhibit 10c(3) to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

                10.15 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094) and incorporated herein by reference.

                10.16        1982 Incentive Stock Option Plan, as amended.
                             (Filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1988 (File No. 0-
                             6094)) and incorporated herein by reference.

                10.17 1986 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1987 Annual Meeting of Shareholders and incorporated herein by reference.

                10.18 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders and incorporated herein by reference.

                10.19 Form of Amendment to 1986 Stock Option Plan, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1988 (File No. 0-6094) and incorporated herein by reference.

                10.20 1994 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders and incorporated herein by reference.

                10.30 Resolution authorizing Pension Restoration Plan, filed as Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094) and incorporated herein by reference.

                11           Statement re:  Earnings Per Share.

                13           Registrant's 1995 Annual Report to Shareholders.

                21           Subsidiaries of the Registrant.

                23           Consent of Independent Auditors.

                27           Financial Data Schedule.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

(d)  Financial Statement Schedules:

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL COMMERCE BANCORPORATION
                                    --------------------------------
(Registrant)


                                    By  /s/ Thomas M. Garrott
                                      ------------------------------
                                       Thomas M. Garrott
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 14, 1996                        By /s/ Thomas M. Garrott
--------------                          ------------------------------
Dated                                   Thomas M. Garrott
                                        Chairman of the Board
                                        (Principal Executive Officer)

March 14, 1996                         By /s/ Lewis E. Holland
--------------                           ------------------------------
Dated                                    Lewis E. Holland
                                         Executive Vice President,
                                         Treasurer, and Chief
                                         Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

/s/ Henry M. Turley, Jr.                 /s/ Robert M. Solmson
------------------------                 ------------------------------
Director                                 Director

/s/ R. Lee Taylor                        /s/ Jack R. Blair
-------------------------                ------------------------------
Director                                 Director

/s/ Lucy Y. Shaw                         /s/ Harry J. Phillips, Sr.
-------------------------                ------------------------------
Director                                 Director

/s/ R. Grattan Brown, Jr.                /s/ Bruce E. Campbell, Jr.
-------------------------                ------------------------------
Director                                 Director

/s/ Edmond D. Cicala                     /s/ Thomas C. Farnsworth, Jr.
-------------------------                ------------------------------
Director                                 Director

/s/ John D. Canale, III                  /s/ Christopher W. Canale
-------------------------                ------------------------------
Director                                 Director

/s/ Rudi E. Scheidt
-------------------------                ------------------------------
Director                                 Director

/s/ James E. McGehee, Jr.
-------------------------                ------------------------------
Director                                 Director


-------------------------                ------------------------------
Director                                 Director



                                         Dated:   March 14, 1996
                                                 ----------------

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2), and (c)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

                        NATIONAL COMMERCE BANCORPORATION

                               MEMPHIS, TENNESSEE

FORM 10-K -- ITEMS 14(a)(1) and (2)

NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS


 The following consolidated financial statements and report of independent auditors of National Commerce Bancorporation and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets--December 31, 1995 and 1994

         Consolidated Statements of Income--Years ended December 31, 1995, 1994 and 1993


         Consolidated Statements of Stockholders' Equity--Years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements--December 31, 1995

         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                 EXHIBIT INDEX

                                                            Sequential
                                                                Page
Exhibit             Description of Exhibit                     Number
-------------------------------------------------------------------------
3.1                 Charter of National Commerce                  *
                    Bancorporation as amended and
                    restated, filed as Exhibit 3.1 to
                    the Registrant's Form 10-K for the
                    year ended December 31, 1988
                    (File No. 0-6094).
3.2                 Bylaws of National Commerce                  43
                    Bancorporation as amended.
10.1                Form of Promissory Notes of National          *
                    Bank of Commerce payable to The Mallory
                    Partners filed as Exhibit 10.1 to
                    the Registrant's Form 10-K for the
                    year ended December 31, 1987
                    (File No. 0-6094).
10.2                Employment Agreement dated as of              *
                    October 1, 1991, by and between
                    National Bank of Commerce and
                    Bruce E. Campbell, Jr. filed as
                    Exhibit 10.5 to the Registrant's Form
                    10-K for the year ended December 31, 1992
                    (File No. 0-6094).
10.3                Employment Agreement dated as of              *
                    January 1, 1992, by and between
                    National Bank of Commerce and
                    John S. Evans filed as Exhibit 10.6
                    to the Registrant's Form 10-K for the
                    year ended December 31, 1992
                    (File No. 0-6094).
10.4                Employment Agreement dated as of               *
                    January 1, 1992, by and between
                    National Bank of Commerce and
                    William R. Reed, Jr. filed as
                    Exhibit 10.8 to the Registrant's Form 10-K
                    for the year ended December 31, 1992 (File
10.5                Employment Agreement dated as of               *
                    September 1, 1993, by and between
                    National Bank of Commerce and
                    Thomas M. Garrott filed as Exhibit 10.9
                    to the Registrant's Form 10-K for the
                    year ended December 31, 1994

                    (File No. 0-6094).
10.6                Employment Agreement dated as of            *
                    September 1, 1993, by and between
                    National Bank of Commerce and
                    Gary L. Lazarini filed as Exhibit 10.10
                    to the Registrant's Form 10-K for the
                    year ended December 31, 1994
                    (File No. 0-6094).
10.7                Employment Agreement dated as of            *
                    September 1, 1993, by and between
                    National Bank of Commerce and
                    Mackie H. Gober filed as Exhibit 10.11
                    to the Registrant's Form 10-K for the
                    year ended December 31, 1994
                    (File No. 0-6094).
10.8                Employment Agreement dated as of            *
                    May 1, 1993, by and between
                    National Bank of Commerce and
                    William T. Williams filed as Exhibit 10.12
                    to the Registrant's Form 10-K for the
                    year ended December 31, 1994
                    (File No. 0-6094).
10.9                Deferred Compensation Agreement             *
                    for Thomas M. Garrott, filed as
                    Exhibit 10c(2) to the Registrant's
                    Form 10-K for the year ended
                    December 31, 1984 (File No. 0-6094).
10.10               Employment Agreement dated as of            *
                    July 1, 1994, by and between
                    National Bank of Commerce and
                    Lewis E. Holland, filed as
                    Exhibit 10.14 to the Registrant's
                    Form 10-K for the year ended
                    December 31, 1994 (File No. 0-6094).
10.11               Split Dollar Insurance Plan filed           *
                    as Exhibit 10c(3) to the Registrant's
                    Form 10-K for the year ended
                    December 31, 1984 (File No. 0-6094).
10.12               Bonus Incentive Plan, filed as              *
                    Exhibit 10c(1) to the Registrant's
                    Form 10-K for the year ended
                    December 31, 1980 (File No. 0-6094).
10.13               1982 Incentive Stock Option Plan, as        *
                    amended, filed as Exhibit 10.8 to the
                    Registrant's Form 10-K for the year
                    ended December 31, 1988
                    (File No. 0-6094).

10.14               1986 Stock Option Plan, filed as            *
                    Exhibit A to the Registrant's Proxy
                    Statement for the 1987 Annual Meeting
                    of Shareholders.
10.15               1990 Stock Plan, filed as Exhibit A         *
                    to the Registrant's Proxy Statement
                    for the 1990 Annual Meeting of
                    Shareholders.
10.16               Form of Amendment to 1986 Stock Option      *
                    Plan, filed as Exhibit 10.10 to the
                    Registrant's Form 10-K for the year
                    ended December 31, 1988 (File No. 0-6094).
10.17               1994 Stock Plan, filed as Exhibit A to the  *
                    Registrant's Proxy Statement for the 1994
                    Annual Meeting of Shareholders.
10.30               Resolution authorizing Pension Restoration  *
                    Plan, filed as Exhibit 10(c)(7) to the
                    Registrant's Form 10-K for the year
                    ended December 31, 1986 (File No. 0-6094).
11                  Statement re:  Earnings Per Share.          51
13                  Registrant's 1995 Annual Report to          52
                    Shareholders.
21                  Subsidiaries of the Registrant.             84
23                  Consent of Independent Auditors.            85
27                  Financial Data Schedule                     86

----------
*  incorporated herein by reference