Form 10-Q
period 1996-03-31
NATIONAL COMMERCE BANCORPORATION
filed 1996-05-13
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                    FORM 10Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                         Commission file number 0-6094
                                                -------

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)

Tennessee                                                             62-0784645
- ----------                                                            ----------
(State or other jurisdiction                                     (I.R.S Employer
of incorporation organization)                               Identification No.)

One Commerce Square
Memphis, Tennessee                                                         38150
- -------------------                                                        -----
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number including area code - (901)523-3242

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  x    No
                                             ---      ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $2 par value -- 24,667,583 shares as of May 9, 1996.

PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements
         --------------------

                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)

                                                    March 31     Dec. 31
                                                      1996         1995
                                                   -----------  ----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   17,008   $   16,660
     Cash and non-interest bearing deposits           151,573      144,166
     Federal funds sold and securities
      purchased under agreements to resell             10,998      226,929
                                                   ----------   ----------
      Total cash and cash equivalents                 179,579      387,755
                                                   ----------   ----------
Securities:
    Held-to-maturity                                  826,984      762,023
    Available-for-sale                                572,420      516,623
                                                   ----------   ----------
      Total securities                              1,399,404    1,278,646
                                                   ----------   ----------

Trading account securities                             19,763       20,159

Loans:
    Commercial, financial and agricultural            401,508      399,580
    Real estate - construction                        130,980      122,720
    Real estate - mortgage                            521,908      520,657
    Consumer                                          913,756      871,407
    Lease financing                                    17,564       18,678
                                                   ----------   ----------
      Total loans                                   1,985,716    1,933,042
    Less:  Allowance for loan losses                   30,224       29,010
           Unearned discounts                           1,835        1,829
                                                   ----------   ----------
      Net loans                                     1,953,657    1,902,203
                                                   ----------   ----------

Premises and equipment, net                            18,963       18,382
Broker/dealer customer receivables                      9,412       13,444
Other assets                                           82,594       74,453
                                                   ----------   ----------
    Total assets                                   $3,663,372   $3,695,042
                                                   ==========   ==========

See notes to consolidated financial statements.

- -----------------------------------
(In Thousands)

                                                   March 31         Dec. 31
                                                     1996             1995
                                                  ----------        ---------
                                                  (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposits:
   Non-interest-bearing deposits                  $  321,421  $  331,436
   Money market checking                             277,658     274,876
   Savings                                            89,497      86,989
   Money market savings                              742,803     735,911
   Certificates of deposit less than $100,000        647,419     677,733
   Certificates of deposit of $100,000 or more       477,564     467,825
                                                  ----------  ----------
     Total deposits                                2,556,362   2,574,770
                                                  ----------  ----------
Federal funds purchased and securities sold
   under agreements to repurchase                    347,535     404,746
Broker/dealer customer payables                        2,387       1,271
Accounts payable and accrued liabilities              46,505      38,396
Federal Home Loan Bank advances                      405,513     372,799
Long-term debt                                         6,381       6,381
                                                  ----------  ----------
     Total liabilities                             3,364,683   3,398,363
                                                  ----------  ----------
Stockholders' equity:
Common stock                                          49,606      49,669
Additional paid-in capital                            77,879      80,605
Retained earnings                                    169,151     161,878
Unrealized gains on securities, net of taxes           2,053       4,527
                                                  ----------  ----------
     Total stockholders' equity                      298,689     296,679
     Total liabilities and                        ----------  ----------
       stockholders' equity                       $3,663,372  $3,695,042
                                                  ==========  ==========


See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                                (In Thousands)

                                                    For the three months
                                                       ended March 31
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
Interest income:
Loans                                                $43,979     $36,090
Securities:
   Taxable                                            20,218      16,538
   Non-taxable                                         2,006       2,290
Trading account securities                               422         229
Deposits at banks                                        226         250
Other                                                    399         431
                                                     -------     -------
  Total interest income                               67,250      55,828
                                                     -------     -------
Interest expense:
Deposits:
  Money market checking                                1,071       1,167
  Savings                                                441         514
  Money market savings                                 7,848       7,527
  Certificates of deposit less than $100,000           9,267       7,644
  Certificates of deposit of $100,000 or more          6,498       4,823
Federal Home Loan Bank advances                        5,238       3,480
Long-term debt                                           114         113
Federal funds purchased and securities
 sold under agreements to repurchase                   4,442       2,763
                                                     -------     -------
   Total interest expense                             34,919      28,031
                                                     -------     -------
   Net interest income                                32,331      27,797
Provision for loan losses                              2,842       1,708
                                                     -------     -------
   Net interest income after
   provision for loan losses                          29,489      26,089
                                                     -------     -------
Other income:
Trust service income                                   2,189       1,949
Service charges on deposits                            3,371       3,411
Other service charges and fees                         1,750       1,200
Broker/dealer revenue                                  3,581       1,890
Securities gains                                          25          53
Other income                                           4,040       4,005
                                                     -------     -------
  Total other income                                  14,956      12,508
                                                     -------     -------


- -----------------------------------------

                                                  For the three months
                                                     ended March 31
                                                  --------------------
                                                    1996        1995
                                                  --------    --------
Other expenses:
Salaries and employee benefits                     11,977       9,808
Occupancy expense                                   2,350       2,102
Furniture and equipment expenses                      903         857
FDIC assessment                                       110       1,092
Other expenses                                      9,081       8,205
                                                  -------     -------
 Total other expenses                              24,421      22,064
                                                  -------     -------

Income before income taxes                         20,024      16,533

Income taxes                                        6,748       5,313
                                                  -------     -------

Net income                                        $13,276     $11,220
                                                  =======     =======

Net income per share of common stock                 $.53        $.45

Dividends per share of common stock                  $.19        $.17


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                      ------------------------------------
                                  (Unaudited)

                                                             For the three months
                                                                ended March 31
                                                             ----------------------
                                                                1996         1995
                                                             ---------    ---------
                                                                (In Thousands)
Operating activities:
 Net income                                                   $  13,276   $  11,220
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                      2,842       1,708
   Provision for depreciation and amortization                    1,028       1,029
   Amortization of security premiums and
   accretion of discounts, net                                      (51)         (9)
   Deferred income taxes (credit)                                    98        (631)
   Decrease (increase) in trading account
   securities                                                       396      (9,398)
   Realized securities gains (losses)                               (24)        (53)
   (Increase) decrease in broker/dealer
   customer receivables                                           4,032      (5,285)
   Increase in interest receivable                                1,845         760
   Increase (decrease)in other assets                            (9,919)      1,317
   Increase in broker/dealer customer payables                    1,116         658
   Increase (decrease) in interest payable                       (1,326)      1,470
   Increase in accounts payable and
   accrued expenses                                              11,913       4,917
                                                              ---------   ---------
Net cash provided by operating activities                        25,226       7,703
                                                              ---------   ---------
Investing activities:
 Available for sale securities:
  Proceeds from the maturities of securities                    156,478      14,842
  Proceeds from sales of securities                             149,690      80,451
  Purchases of securities available for sale                   (281,201)       (627)
  Purchases of securities held to maturity                     (149,707)          0
  Net increase (decrease) in loans                              (55,577)      8,41l
  Purchase of premises and equipment                             (1,459)     (1,390)
                                                              ---------   ---------
Net cash provided by (used in) investing activities            (181,776)    101,687
                                                              ---------   ---------
Financing activities:
 Net increase (decrease) in demand deposits,
  NOW accounts and savings accounts                               2,167    (103,650)
 Net increase (decrease) in certificates of deposit             (20,575)    141,918
 Net decrease in federal funds purchased and
  securities sold under agreements to repurchase                (57,211)    (59,267)
 Increase (decrease) in long-term debt                                0          (1)
 Increase (decrease) in Federal Home Loan Bank advances          32,714    (131,764)
 Proceeds from exercise of stock options                          2,168         672
 Issuance of common stock                                         3,583           0
 Repurchases of common stock                                     (9,751)          0
 Cash dividends paid                                             (4,721)     (4,180)
                                                              ---------   ---------
Net cash provided by (used in) financing activities             (51,626)   (156,272)
                                                              ---------   ---------
Decrease in cash and cash equivalents                          (208,176)    (46,882)
Cash and cash equivalents at beginning of period                387,755     166,433
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $ 179,579   $ 119,551
                                                              =========   =========
Interest expense                                              $  36,245   $  26,561
Income taxes paid                                             $   1,739   $   1,757

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                  (Unaudited)
                                   ---------

Note A - Basis of Presentation
- ------------------------------

   The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
- -----------------------------

   In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of March 31, 1996 the securities in the "Available for Sale" category included $3,366,000 in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $3.4 million and $2.1 million (net of taxes), respectively, at March 31, 1996, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects this mark-to-market unrealized gain, whereas the calculation of ROA and ROE do not, because the unrealized gain is not included in net income. The fair value of the "Held to Maturity" category was $819.3 million at March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through March 31, 1996.

Financial Condition
- -------------------

    Following is a comparison of the March 31, 1996, and December 31, 1995, consolidated balance sheets. In the liability section, total deposits decreased by $18 million or 0.7%, principally as a result of a $30 million or 4.5% decrease in certificates of deposit less than $100,000 reflecting current market trends and a $10 million or 3.0% decrease in non-interest-bearing deposits reflecting normally higher year-end non-interest-bearing deposit levels. Partially offsetting these decreases, money market checking accounts increased $3 million or 1.0%, money market savings deposits increased $7 million or 0.9%, savings deposits increased $3 million or 2.9%, and certificates of deposit of $100,000 or more increased $10 million or 2.1%.

    Federal funds purchased and securities sold under agreements to repurchase decreased $57 million or 14.1% from year-end 1995 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $33 million or 8.8% from December 31, 1995. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    In the asset section, total gross loans increased by $53 million or 2.7% compared to December 31, 1995 levels. Commercial loans increased by $2 million or 0.5%, and real estate construction loans increased by $8 million or 6.7%, reflecting current demand. Consumer loans increased $42 million or 4.9%, reflecting increased emphasis on promoting indirect automobile loans.

    Securities increased by $121 million or 9.4% from year-end 1995. U.S. Government securities increased $18 million or 95.3%, Federal agency securities increased by $42 million or 4.1%, and state and municipal securities decreased $999 thousand or 0.7%, and other securities increased $62 million or 75.7%.

    Federal funds sold and securities purchased under agreements to resell decreased by $216 million or 95.2% from December 31, 1995 levels, reflecting less excess funds that otherwise were not employed in loans or securities at March 31, 1996.

    Trading account securities decreased by $396 thousand or 2.0% from year-end 1995 levels. This decrease reflects the trading activity generated by Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables decreased $4 million and payables increased $1 million reflecting levels of activity.

Results of Operations
- ---------------------
Three Months Ended March 31, 1996, Compared to Three Months Ended March 31, 1995
- --------------------------------------------------------------------------------

    Net income was $13,276,000 for the first quarter of 1996, an 18.3% increase over the $11,220,000 reported for the same period a year earlier. Earnings per share were $.53, compared to $.45 per share in 1995, up 17.8%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $4,350,000 or 14.8% for the first quarter of 1996. This increase reflects an $11,238,000 or 19.6% increase in total interest income that more than offsets a $6,888,000 or 24.6% increase in interest expense. Interest income increased in 1996 due to an increase of $595,733,000 or 21.1% in total average earning assets, which more than offset a decrease in the yield on average earning assets from 8.24% in the first quarter of 1995 to 8.07% in the first quarter of 1996. The increased volume of earning assets positively impacted interest income by approximately $12,800,000, while the decreased yield negatively impacted interest income by approximately $1,600,000. Interest expense increased in the first quarter of 1996, reflecting an increase in average interest-bearing liabilities of $525,284,000 or 21.6%, and an increase in the cost of interest-bearing liabilities from 4.67 to 4.74%, primarily as a result of deposit gathering in new markets. The increase in the rate paid on interest-bearing liabilities negatively affected interest expense by approximately $500,000, and the increase in average outstandings negatively affected interest expense by approximately $6,400,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.96% in first quarter 1996, compared to 4.21% in first quarter of 1995.

    The provision for loan losses in the first quarter of 1996 was $2,842,000, versus $1,708,000 for the first quarter of 1995. Net charge-offs were $1,628,000, or .33% of average loans compared to $1,172,000 or .30% of average loans in 1995. The increased provision was due to possible losses on current and anticipated loan growth. The allowance for loan losses totaled $30,224,000 at March 31, 1996, representing 1.52% of quarter-end net loans, compared to $24,846,000 or 1.57% of quarter-end net loans at March 31, 1995.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 1996, December 31, 1995, and March 31, 1995 (dollars in thousands):

                             3-31-96   12-31-95   3-31-95
                             -------   --------   -------
Non-accrual loans                 0          0         0
Renegotiated loans                0          0         0
Other real estate                 0         30         0
                              -----     ------     -----
Total non-earning assets          0         30         0
                              =====     ======     =====
Loans past due 90 day
 or more                      3,670      3,252     2,426
Percentage of total loans       .18%       .17%      .15%

     Non-interest income totaled $14,956,000 for the quarter, an increase of $2,448,000, or 19.6%, from last year's first quarter. The Company's broker/dealer revenue increased $1,691,000 versus first quarter, 1995, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, and supermarket sublicense income increased a net of $757,000 or 7.1%.

     Non-interest expenses (excluding the provision for loan losses) increased by $2,357,000 or 10.7% in first quarter, 1996, primarily reflecting expenses of new locations and the expenses of introducing new loan and cash management products, partially offset by a reduction in FDIC insurance premiums.

     The Company's return on average assets and return on average equity were 1.47% and 18.14% respectively, for first quarter of 1996. These compared with 1995 first quarter returns of 1.49% and 17.32%, respectively.

Liquidity and Capital Resources
- -------------------------------

     Interest-bearing bank balances, federal funds sold, trading account securities, and securities available for sale are the principal sources of short-term asset liquidity. Other sources of short-term liquidity include federal funds purchased and repurchase agreements, credit lines with other banks, and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank. Maturing loans and securities are the principal sources of long-term asset liquidity.

     Total realized stockholders' equity increased by $2,010,000 from December 31, 1995, with retained earnings accounting for substantially all of the increase, partially offset by the effect of a stock repurchase program initiated in January, 1996. Through March 31, 1996, 369,250 shares had been repurchased and cancelled under the program. This decrease in shares outstanding was offset by the issue of 205,615 shares through the exercise of stock options and 129,908 shares issued in exchange for the remaining stock of TransPlatinum Service Corp.

     The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

     As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at the indicated dates.

                                     3-31-96   12-31-95   3-31-95
                                     -------   --------   -------
Total capital to risk-weighted
 assets                               13.25%    13.52%     15.48%
Tier I capital to risk-weighted
 assets                               12.01%     12.3%     14.23%
Tier I capital to assets
 (leverage ratio)                      8.01%     7.91%      9.19%

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       NATIONAL COMMERCE BANCORPORATION
                                       (Registrant)

                                       By  /s/ Lewis E. Holland
                                       --------------------------------------
                                       Lewis E. Holland
                                       Executive Vice President, Treasurer and
                                           Chief Financial Officer
                                       (Authorized Officer)
                                       (Principal Financial Officer)
Date  May 13, 1996
    ------------------