Form 10-Q
period 1996-06-30
NATIONAL COMMERCE BANCORPORATION
filed 1996-08-08
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

    Common Stock, $2 par value -- 24,380,107 shares as of August 5, 1996.

PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements
         --------------------
                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                 (In Thousands)

                                                     June 30     Dec. 31
                                                        1996        1995
                                                   -----------  ----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   17,400   $   16,660
     Cash and non-interest bearing deposits           151,540      144,166
     Federal funds sold and securities
      purchased under agreements to resell             22,092      226,929
                                                   ----------   ----------
      Total cash and cash equivalents                 191,032      387,755
                                                   ----------   ----------
Securities:
    Held-to-maturity                                  823,045      762,023
    Available-for-sale                                615,890      516,623
                                                   ----------   ----------
      Total securities                              1,438,935    1,278,646
                                                   ----------   ----------

Trading account securities                             35,559       20,159

Loans:
    Commercial, financial and agricultural            426,797      399,580
    Real estate - construction                        136,780      122,720
    Real estate - mortgage                            551,829      520,657
    Consumer                                        1,002,845      871,407
    Lease financing                                    15,754       18,678
                                                   ----------   ----------
      Total loans                                   2,134,005    1,933,042
    Less:  Allowance for loan losses                   32,475       29,010
           Unearned discounts                               7        1,829
                                                   ----------   ----------
      Net loans                                     2,101,523    1,902,203
                                                   ----------   ----------

Premises and equipment, net                            18,749       18,382
Broker/dealer customer receivables                     16,132       13,444
Other assets                                           94,042       74,453
                                                   ----------   ----------
    Total assets                                   $3,895,972   $3,695,042
                                                   ==========   ==========

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
(In Thousands)

[CAPTION]

                                                            June 30      Dec. 31
                                                               1996         1995
                                                         ----------   ----------
                                                        (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Liabilities:

Deposits:
 Non-interest-bearing deposits                           $  312,923   $  331,436
 Money market checking                                      261,053      274,876
 Savings                                                     80,903       86,989
 Money market savings                                       786,175      735,911
 Certificates of deposit less than $100,000                 679,237      677,733
 Certificates of deposit of $100,000 or more                520,758      467,825
                                                         ----------   ----------
   Total deposits                                         2,641,049    2,574,770
                                                         ----------   ----------
Federal funds purchased and securities sold
 under agreements to repurchase                             398,898      404,746
Broker/dealer customer payables                               5,130        1,271
Accounts payable and accrued liabilities                     55,775       38,396
Federal Home Loan Bank advances                             498,765      372,799
Long-term debt                                                6,381        6,381
                                                         ----------   ----------
   Total liabilities                                      3,605,998    3,398,363
                                                         ----------   ----------
Stockholders' equity:
Common stock                                                 48,722       49,669
Additional paid-in capital                                   64,997       80,605
Retained earnings                                           178,268      161,878
Unrealized gains (losses) on securities, net of taxes        (2,013)       4,527
                                                         ----------   ----------
   Total stockholders' equity                               289,974      296,679
   Total liabilities and                                 ---------    ---------
    stockholders' equity                                 $3,895,972   $3,695,042
                                                         ==========   ==========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                                 For the three months   For the six months
                                                     ended June 30         ended June 30
                                                 ---------------------  -------------------
                                                     1996       1995       1996       1995
                                                 ----------  ---------  ---------  --------
Interest income:
Loans                                              $46,163     $38,586  $ 90,142   $ 74,676
Securities:
   Taxable                                          21,511      15,159    41,729     31,697
   Non-taxable                                       1,957       2,229     3,963      4,519
Trading account securities                             350         336       772        565
Deposits at banks                                      215         242       441        492
Other                                                  249         490       648        921
                                                   -------     -------  --------   --------
   Total interest income                            70,445      57,042   137,695    112,870
                                                   -------     -------  --------   --------
Interest expense:
Deposits:
   Money market savings                              1,000       1,243     2,071      2,410
   Savings                                             419         507       860      1,021
   Money market savings                              8,227       7,602    16,075     15,129
   Certificates of deposit less than $100,000        8,904       9,062    18,171     16,706
   Certificates of deposit $100,000 or more          6,822       4,953    13,320      9,776
Federal Home Loan Bank advances                      6,591       2,228    11,829      5,708
Long-term debt                                         115         114       229        227
Federal funds purchased and securities
  sold under agreements to repurchase                4,537       2,960     8,979      5,723
                                                   -------     -------  --------   --------
   Total interest expense                           36,615      28,669    71,534     56,700
                                                   -------     -------  --------   --------
   Net interest income                              33,830      28,373    66,161     56,170
Provision for loan losses                            4,453       1,685     7,295      3,393
                                                   -------     -------  --------   --------
   Net interest income after
   provision for loan losses                        29,377      26,688    58,866     52,777
                                                   -------     -------  --------   --------
Other income:
Trust service income                                 2,160       2,054     4,349      4,003
Service charges on deposits                          3,404       3,459     6,775      6,870
Other services charges and fees                      2,655       1,422     4,405      2,622
Broker/dealer revenue                                2,360       2,885     5,941      4,775
Securities gains                                      (257)        115      (232)       168
Other income                                         8,539       4,610    12,579      8,615
                                                   -------     -------  --------   --------
   Total other income                               18,861      14,545    33,817     27,053
                                                   -------     -------  --------   --------

- ---------------------------------

                                             For the three months   For the six months
                                                    ended June 30       ended June 30
                                             ---------------------  -----------------
                                                  1996       1995      1996      1995
                                               -------    -------   -------   -------
Other expenses:
Salaries and employee benefits                  12,076     10,358    24,053    20,166
Occupancy expense                                2,362      2,156     4,712     4,258
Furniture and equipment expenses                   943        882     1,846     1,739
FDIC assessment                                    109      1,211       216     2,402
Other expenses                                  11,866      9,079    20,950    17,185
                                               -------    -------   -------   -------
   Total other expenses                         27,356     23,686    51,777    45,750
                                               -------    -------   -------   -------
Income before income taxes                      20,882     17,547    40,906    34,080

Income taxes                                     7,119      5,684    13,867    10,997
                                               -------    -------   -------   -------
Net income                                     $13,763    $11,863   $27,039   $23,083
                                               =======    =======   =======   =======

Net income per share of common stock              $.55       $.47     $1.08      $.92

Dividends per share of common stock               $.19       $.l7     $ .38      $.34

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                       For the Six Months
                                                                          Ended June 30
                                                                     -----------------------
                                                                        1996         1995
                                                                     ----------  -----------
                                                                          (In Thousands)
Operating activities:
    Net income                                                        $  27,039    $  23,083
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Provision for loan losses                                           7,295        3,393
      Provision for depreciation and amortization                         1,849        2,109
      Amortization of security premiums and accretion
        of discounts, net                                                    (6)         100
      Deferred income taxes (credit)                                       (903)       1,018
      (Increase) decrease in trading account securities                 (15,400)      (8,938)
      Realized securities (gains) losses                                    232         (168)
      (Increase) decrease in broker/dealer customer receivables          (2,688)      (4,056)
      (Increase) decrease in interest receivable                         (2,570)       1,761
      (Increase) decrease in other assets                               (13,341)      (6,898)
      Increase in broker/dealer customer payables                         3,859        1,147
      Increase (decrease) in interest payable                               295        3,230
      Increase (decrease) in accounts payable and accrued expenses       19,554       (1,525)
                                                                      ---------    ---------
Net cash provided by (used in) operating activities                      25,215       14,256
                                                                      ---------    ---------
Investing activities:
   Available for sale securities:
     Proceeds from the maturities of securities                         163,690       26,395
     Proceeds from sales of securities                                  190,215      187,041
     Purchases of securities available for sale                        (375,440)     (80,607)
     Purchases of securities held to maturity                          (149,707)           0
     Net increase (decrease) in loans                                  (207,896)    (123,939)
     Purchase of premises and equipment                                  (1,916)      (2,483)
                                                                      ---------    ---------
Net cash provided by (used in) investing activities                    (381,054)       6,407
                                                                      ---------    ---------
Financing activities:
   Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                                   11,842      (46,099)
   Net increase (decrease) in certificates of deposit                    54,437      194,211
   Net decrease in federal funds purchased and
     securities sold under agreements to repurchase                      (5,848)     (15,589)
   Increase (decrease) in long-term debt                                      0           (1)
   Increase (decrease) in Federal Home Loan Bank advances               125,966     (182,608)
   Proceeds from exercise of stock options                                2,680        1,205
   Issuance of common stock                                               3,584            0
   Repurchases of common stock                                          (24,181)           0
   Cash dividends paid                                                   (9,364)      (8,371)
                                                                      ---------    ---------
Net cash provided by (used in) financing activities                     159,116      (57,252)
                                                                      ---------    ---------
Decrease in cash and cash equivalents                                  (196,723)     (36,589)
Cash and cash equivalents at beginning of period                        387,755      166,433
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 191,032    $ 129,844
                                                                      =========    =========
Interest expense                                                      $  71,239    $  53,195
Income taxes paid                                                     $  13,872    $  12,740

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

Note B - Securities Portfolio
- -----------------------------
     In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of June 30, 1996 the securities in the "Available for Sale" category included $3.3 million in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $3.3 million and $2.0 million (net of taxes), respectively, at June 30, 1996, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized losses are not included in net income. The fair value of the "Held to Maturity" category was $804.0 million at June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------
The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through June 30, 1996.

Financial Condition
- -------------------
    Following is a comparison of the June 30, 1996, and December 31, 1995, consolidated balance sheets. In the liability section, total deposits increased by $66 million or 2.6%, principally as a result of a $53 million or 11.3% increase in certificates of deposit of $100,000 or more, reflecting current market trends and a $50 million or 6.8% increase in money market savings deposits, reflecting new deposit gathering campaigns. Partially offsetting these increases, money market checking accounts decreased $14 million or 5.0%, savings deposits decreased $6 million or 7.0%, and non-interest-bearing deposit accounts decreased $19 million or 5.6% reflecting higher year-end non-interest-bearing deposit levels.

    Federal funds purchased and securities sold under agreements to repurchase decreased $6 million or 1.4% from year-end 1995 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $126 million or 33.8% from December 31, 1995. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    In the asset section, total gross loans increased by $201 million or 10.4% compared to December 31, 1995 levels. Commercial loans increased by $27 million or 6.8%, real estate construction loans increased by $14 million or 11.5%, and real estate mortgage loans increased $31 million or 6.0%, reflecting current demand. Consumer loans increased $131 million or 15.1%, reflecting an increased emphasis on promoting indirect automobile loans.

    Securities increased by $160 million or 12.5% from year-end 1995. Securities held to maturity increased by $61 million or 8.0%, and securities available for sale increased $99 million or 19.2%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell decreased by $205 million or 90.3% from December 31, 1995 levels, reflecting less excess funds that otherwise were not employed in loans or securities at June 30, 1996.

    Trading account securities increased by $15 million or 76.4% from year-end 1995 levels. This decrease reflects the trading activity generated by Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $3 million and payables increased $4 million reflecting levels of activity.

Results of Operations
- ---------------------
Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995
- ------------------------------------------------------------------------------

    Net income was $13,763,000 for the second quarter of 1996, a 16.0% increase over the $11,863,000 reported for the same period a year earlier. Earnings per share were $.55, compared to $.47 per share in 1995, up 17.0%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $5,277,000 or 17.7% for the second quarter of 1996. This increase reflects a $13,223,000 or 22.6% increase in total interest income that more than offsets a $7,946,000 or 27.7% increase in interest expense. Interest income increased in 1996 due to an increase of $774,214,000 or 27.8% in total average earning assets, which more than offset a decrease in the yield on average earning assets from 8.44% in the second quarter of 1995 to 8.12% in the second quarter of 1996. The increased volume of earning assets positively impacted interest income by approximately $16,000,000, while the decreased yield negatively impacted interest income by approximately $2,800,000. Interest expense increased in the second quarter of 1996, reflecting an increase in average interest-bearing liabilities of $735,550,000 or 31.0%, partially offset by a decrease in the rate paid on interest-bearing liabilities from 4.84% to 4.74%. The decrease in the rate paid on interest-bearing liabilities positively affected interest expense by approximately $800,000, and the increase in average outstandings negatively affected interest expense by approximately $8,800,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.98% in second quarter 1996, compared to 4.31% in second quarter of 1995.

    The provision for loan losses in the second quarter of 1996 was $4,453,000, versus $1,685,000 for the second quarter of 1995. Net charge-offs were $1,799,000, or .35% of average loans compared to $951,000 or .23% of average loans in 1995. The increased provision was due to possible losses on current loan growth. The allowance for loan losses totaled $32,475,000 at June 30, 1996, representing 1.52% of quarter-end net loans, compared to $25,580,000 or 1.49% of quarter-end net loans at June 30, 1995.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30 1996, March 31, 1996, and June 30, 1995 (dollars in thousands):

                                  6-30-96   3-31-96   6-30-96
                                  -------   -------   -------
Non-accrual loans                       0         0        58
Renegotiated loans                      0         0         0
Other real estate                      97         0         0
                                  -------   -------   -------
Total non-earning assets               97         0        58
                                  =======   =======   =======
Loans past due 90 days or more      2,561     3,670     2,697
Percentage of total loans             .12%      .18%      .16%

    Non-interest income, excluding securities transactions, totaled $19,118,000 for the quarter, an increase of $4,688,000, or 32.5%, from last year's second quarter. The Company's broker/dealer revenue increased $525,000 versus second quarter, 1995, reflecting current market conditions. Also included in non-interest income was a pre-tax gain of $2.9 million on the sale of certain assets, primarily loans, of the Company's Commerce Finance subsidiary. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $2,331,000 or 20.2%. Securities losses totaled $257,000 in second quarter, 1996, compared to

$115,000 in securities gains in 1995.

    Non-interest expenses (excluding the provision for loan losses) increased by $3,670,000 or 15.5% in second quarter, 1996, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns, partially offset by a reduction in FDIC premiums.

    The Company's return on average assets and return on average equity were 1.47% and 18.89% respectively, for second quarter of 1996. These compared with 1995 second quarter returns of 1.61% and 17.72%, respectively.

Six Months Ended June 30, 1996, Compared to Six Months Ended June 30, 1995
- --------------------------------------------------------------------------

    For the six months ended June 30, 1996, net income totaled $27,309,000, a 17.1% increase over the $23,083,000 for the first six months of 1995. Earnings per share were $1.08, compared to $.92 for the same period in 1995, a 17.4% increase. For the six-month period, return on average assets and return on average stockholders' equity were $1.47% and 18.51% respectively. These compared with 1995 six month returns of 1.55% and 17.52%.

    Net interest income increased by $9,626,000 or 16.3% for the first six months of 1996. This increase reflects a $24,460,000 or 21.1% increase in total interest income that more than offsets a $14,834,000 or 26.2% increase in interest expense. Interest income increased in 1996 due to an increase of $684,975,000 or 24.4% in total average earning assets, partially offset by a decrease in the yield on average earning assets from 8.34% in 1995 to 8.09% in 1996. The increased volume of earning assets positively impacted interest income by approximately $28,700,000, while the decreased yield negatively impacted interest income by approximately $4,300,000. Interest expense increased in the first six months of 1996, reflecting an increase in average interest-bearing liabilities of $630,419,000 or 26.2%, partially offset by a decrease in the cost of interest-bearing liabilities from 4.76% to 4.74%. The decrease in the rate paid on interest-bearing liabilities positively impacted interest expense by approximately $300,000, and the increase in average outstandings negatively impacted interest expense by approximately $15,100,000. The net interest margin was 3.97% in the first six months of 1996, compared to 4.26% in the first six months of 1995.

    The provision for loan losses for the first six months of 1996 was $7,295,000, versus $3,393,000 for the first six months of 1995. Net charge-offs were $3,427,000, compared to $2,123,000 in 1995.

    Non-interest income, excluding securities transactions, totaled $34,049,000 for the first six months of 1996, compared to a total of $26,885,000 for the first six months of 1995, an increase of 26.6%. The Company's broker-dealer revenue increased $1,166,000 or 24.4%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, fuel card processing income, supermarket sublicence income, and the previously mentioned gain on the sale of certain assets, primarily loans, of the Company's Commerce Finance Company subsidiary, increased a net of $5,998,000 or 27.1%. Securities losses totaled $232,000 in 1996, compared to $168,000 in securities gains in 1995.

    Non-interest expenses (excluding the provision for loan losses) increased by $6,027,000 or 13.2% for the first six months of 1996. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns, partially offset by lower FDIC insurance premiums, were the primary reasons for the increase.

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

    Total realized stockholders' equity decreased by $165,000 from December 31, 1995. Retained earnings increased a total of $16,390,000. Offsetting this increase was the effect of a stock repurchase program initiated in January, 1996. Through June 30, 1996, 840,408 shares had been repurchased and cancelled under the program at a cost of $24,181,000. This decrease in shares outstanding was partially offset by the issue of 235,059 shares through the exercise of stock options and 129,908 shares issued in exchange for the remaining stock of TransPlatinum Service Corp.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at the indicated dates.

                                              6-30-96   3-31-96   6-30-95
                                              -------   -------   -------
Total capital to risk-weighted assets          12.22%    13.25%    15.16%
Tier I capital to risk-weighted assets         10.96%    12.01%    13.91%
Tier I capital to assets (leverage ratio)       7.41%     8.01%     9.10%

PART II.  OTHER INFORMATION
- ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     At the Company's Annual Meeting of Shareholders held April 24, 1996, the following proposals were approved by the shareholders of the Company:

     The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to be held in 1999:
Frank G. Barton, Jr.; Jack R. Blair; Edmond D. Cicala; Thomas C. Farnsworth, Jr.; Sidney A. Stewart, and R. Lee Taylor. (19,654,096 shares in favor of the slate of directors; 10,002 withheld)

     The appointment of Ernst & Young LLP as auditors of the Company for 1996 was ratified. (19,637,711 in favor; 7,237 against; 29,825 abstained)

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              NATIONAL COMMERCE BANCORPORATION
                              (Registrant)

                              By  /s/ Lewis E. Holland
                              --------------------------------------
                              Lewis E. Holland
                              Executive Vice President, Treasurer and
                                     Chief Financial Officer
                              (Authorized Officer)
                              (Principal Financial Officer)
Date  August 8, 1996
    ------------------