Form 10-Q
period 1996-09-30
NATIONAL COMMERCE BANCORPORATION
filed 1996-11-12
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

    Common Stock, $2 par value -- 24,397,454 shares as of November 6, 1996.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)

                                                     Sept.30      Dec. 31
                                                        1996         1995
                                                   -----------  -----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   17,332   $   16,660
     Cash and non-interest bearing deposits           136,506      144,166
     Federal funds sold and securities
      purchased under agreements to resell             14,066      226,929
                                                   ----------   ----------
      Total cash and cash equivalents                 167,904      387,755
                                                   ----------   ----------
Securities:
    Held-to-maturity                                  819,651      762,023
    Available-for-sale                                534,083      516,623
                                                   ----------   ----------
      Total securities                              1,353,734    1,278,646
                                                   ----------   ----------

Trading account securities                             25,565       20,159

Loans:
    Commercial, financial and agricultural            433,902      399,580
    Real estate - construction                        142,177      122,720
    Real estate - mortgage                            582,982      520,657
    Consumer                                        1,074,846      871,407
    Lease financing                                    13,874       18,678
    Unearned discounts                                     (4)      (1,829)
                                                   ----------   ----------
      Total loans                                   2,258,442    1,931,213
    Less allowance for loan losses                     34,827       29,010
                                                   ----------   ----------
      Net loans                                     2,212,950    1,902,203
                                                   ----------   ----------

Premises and equipment, net                            19,628       18,382
Broker/dealer customer receivables                     10,601       13,444
Other assets                                           95,165       74,453
                                                   ----------   ----------
    Total assets                                   $3,885,547   $3,695,042
                                                   ==========   ==========

See notes to consolidated financial statements.

-----------------------------------
(In Thousands)

                                                           Sept. 30     Dec. 31
                                                               1996        1995
                                                         ----------   ---------
                                                         (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Liabilities:

Deposits:
 Non-interest-bearing deposits                           $  309,800  $  331,436
 Money market checking                                      251,908     274,876
 Savings                                                     75,468      86,989
 Money market savings                                       891,422     735,911
 Certificates of deposit less than $100,000                 716,761     677,733
 Certificates of deposit of $100,000 or more                513,030     467,825
                                                         ----------  ----------
   Total deposits                                         2,758,389   2,574,770
                                                         ----------  ----------
Federal funds purchased and securities sold
 under agreements to repurchase                             298,862     404,746
Broker/dealer customer payables                                   0       1,271
Accounts payable and accrued liabilities                     47,099      38,396
Federal Home Loan Bank advances                             322,362     372,799
Long-term debt                                              156,017       6,381
                                                         ----------  ----------
   Total liabilities                                      3,582,729   3,398,363
                                                         ----------  ----------
Stockholders' equity:
Common stock                                                 48,782      49,669
Additional paid-in capital                                   65,606      80,605
Retained earnings                                           188,362     161,878
Unrealized gains (losses) on securities, net of taxes            68       4,527
                                                         ----------  ----------
   Total stockholders' equity                               302,818     296,679
   Total liabilities and                                 ---------   ---------
    stockholders' equity                                 $3,885,547  $3,695,042
                                                         ==========  ==========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                      For the three months  For the nine months
                                         ended Sept. 30        ended Sept. 30
                                      --------------------  --------------------
                                        1996       1995        1996       1995
                                      ---------  ---------  ----------  --------
Interest income:
Loans                                   $48,747    $41,295   $138,889   $115,971
Securities:
   Taxable                               20,635     20,264     62,364     51,961
   Non-taxable                            1,904      2,004      5,867      6,523
Trading account securities                  446        328      1,218        893
Deposits at banks                           233        256        674        748
Other                                       455        160      1,103      1,081
                                        -------    -------   --------   --------
   Total interest income                 72,420     64,307    210,115    177,177
                                        -------    -------   --------   --------
Interest expense:
Deposits:
   Money market savings                     945      1,222      3,016      3,632
   Savings                                  390        463      1,250      1,484
   Money market savings                   9,772      7,753     25,847     22,882
   Certificates of deposit less
    than $100,000                         9,570      9,301     27,741     26,007
   Certificates of deposit $100,000
    or more                               7,535      6,441     20,855     16,217
Federal Home Loan Bank advances           6,284      4,078     18,113      9,786
Long-term debt                            1,047        116      1,276        343
Federal funds purchased and
 securities sold under agreements to
   repurchase                             3,483      3,613     12,462      9,336
                                        -------    -------   --------   --------
   Total interest expense                39,026     32,987    110,560     89,687
                                        -------    -------   --------   --------
   Net interest income                   33,394     31,320     99,555     87,490
Provision for loan losses                 4,149      3,011     11,444      6,404
                                        -------    -------   --------   --------
   Net interest income after
   provision for loan losses             29,245     28,309     88,111     81,086
                                        -------    -------   --------   --------
Other income:
Trust service income                      2,200      2,070      6,549      6,073
Service charges on deposits               3,701      3,369     10,476     10,239
Other services charges and fees           3,234      1,365      7,639      3,987
Broker/dealer revenue                     1,676      2,524      7,617      7,299
Securities gains (losses)                   194         51        (38)       219
Other income                              7,843      3,982     20,422     12,597
                                        -------    -------   --------   --------
   Total other income                    18,848     13,361     52,665     40,414
                                        -------    -------   --------   --------

---------------------------------

                                       For the three months  For the nine months
                                           ended Sept. 30       ended Sept. 30
                                       --------------------  -------------------
                                            1996       1995       1996      1995
                                         -------    -------    -------   -------
Other expenses:
Salaries and employee benefits            11,744     10,646     35,797    30,812
Occupancy expense                          2,391      2,188      7,103     6,446
Furniture and equipment expenses             961        903      2,807     2,642
FDIC assessment                              106          5        323     2,408
Other expenses                            10,377      8,575     31,326    25,759
                                         -------    -------    -------   -------
   Total other expenses                   25,579     22,317     77,356    68,067
                                         -------    -------    -------   -------
Income before income taxes                22,514     19,353     63,420    53,433

Income taxes                               7,789      6,587     21,656    17,584
                                         -------    -------    -------   -------
Net income                               $14,725    $12,766    $41,764   $35,849
                                         =======    =======    =======   =======

Net income per share of common stock        $.59       $.51      $1.67     $1.42

Dividends per share of common stock         $.19       $.l7       $.57      $.51

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                           For the Nine Months
                                                              Ended Sept 30
                                                          ---------------------
                                                             1996          1995
                                                             ----          ----
                                                              (In Thousands)
Operating activities:
   Net income                                             $41,764       $35,849
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                             11,444         6,404
     Provision for depreciation and amortization            2,839         2,998
     Amortization of security premiums and accretion
      of discounts, net                                         6          (257)
     Deferred income taxes (credit)                           945        (1,018)
     (Increase) decrease in trading account securities     (5,406)       (5,590)
     Realized securities (gains) losses                        38          (219)
     (Increase) decrease in broker/dealer customer
      receivables                                           2,843        (4,573)
     (Increase) decrease in interest receivable               496        (4,927)
     (Increase) decrease in other assets                  (22,553)       (7,422)
     Increase in broker/dealer customer payables           (1,271)        1,371
     Increase (decrease) in interest payable                 (662)        8,272
     Increase (decrease) in accounts payable and
      accrued expenses                                     13,727         1,012
                                                        ---------     ---------
Net cash provided by (used in) operating activities        44,210        31,900
                                                        ---------     ---------
Investing activities:
   Available for sale securities:
     Proceeds from the maturities of securities           168,279        40,975
     Proceeds from sales of securities                    274,464       229,827
     Purchases of securities available for sale          (375,478)     (159,428)
     Purchases of securities held to maturity            (149,707)     (338,286)
     Net increase (decrease) in loans                    (323,472)     (234,634)
     Purchase of premises and equipment                    (3,685)       (3,285)
                                                        ---------     ---------
Net cash provided by (used in) investing activities      (409,599)     (464,831)
                                                        ---------     ---------
Financing activities:
   Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                     99,386       (37,780)
   Net increase (decrease) in certificates of deposit      84,233       336,962
   Net decrease in federal funds purchased and
     securities sold under agreements to repurchase      (105,884)      (56,508)
   Increase (decrease) in long-term debt                  149,636            (2)
   Increase (decrease) in Federal Home Loan Bank
    advances                                              (50,437)     (108,901)
   Proceeds from exercise of stock options                  3,198         1,718
   Issuance of common stock                                 3,583             0
   Repurchases of common stock                            (24,180)            0
   Cash dividends paid                                    (13,997)      (12,582)
                                                        ---------     ---------
Net cash provided by (used in) financing activities       145,538       453,725
                                                        ---------     ---------
Decrease in cash and cash equivalents                    (219,851)       20,794
Cash and cash equivalents at beginning of period          387,755       166,433
                                                        ---------     ---------
Cash and cash equivalents at end of period               $167,904      $187,227
                                                        =========     =========
Interest paid                                            $111,222       $81,415
Income taxes paid                                         $22,549       $18,635

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                              September 30, 1996
                              ------------------
                                  (Unaudited)
                                   ---------

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

Note B - Securities Portfolio
-----------------------------

     In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of September 30, 1996 the securities in the "Available for Sale" category included $112,000 in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $112,000 and $68,000 (net of taxes), respectively, at September 30, 1996, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized gains, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $804.0 million at September 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through September 30, 1996.

Financial Condition
-------------------

     Following is a comparison of the September 30, 1996, and December 31, 1995, consolidated balance sheets. In the liability section, total deposits increased by $184 million or 7.1%, principally as a result of a $45 million or 9.7% increase in certificates of deposit of $100,000 or more, reflecting current market trends and increases of $156 million or 21.1% increase in money market savings deposits, and a $39 million or 5.8% increase in certificates of deposit less than $100,000, reflecting new deposit gathering campaigns. Partially offsetting these increases, money market checking accounts decreased $23 million or 8.4%, savings deposits decreased $12 million or 13.2%, and non-interest-bearing deposit accounts decreased $22 million or 6.5% reflecting normally higher year-end non-interest-bearing deposit levels.

     Federal funds purchased and securities sold under agreements to repurchase decreased $106 million or 26.2% from year-end 1995 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

     Federal Home Loan Bank advances decreased $50 million or 13.5% from December 31, 1995. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

     Long-term debt increased $150 million, reflecting management's decision to issue floating-rate notes with a two-year maturity of a bank subsidiary due to a favorable interest rate environment.

     In the asset section, total gross loans increased by $315 million or 16.3% compared to December 31, 1995 levels. Commercial loans increased by $34 million or 8.6%, real estate construction loans increased by $19 million or 15.9%, and real estate mortgage loans increased $62 million or 12.0%, reflecting current demand. Consumer loans increased $203 million or 23.3%, reflecting an increased emphasis on promoting indirect automobile loans.

     Securities increased by $75 million or 5.9% from year-end 1995. Securities held to maturity increased by $58 million or 7.6%, and securities available for sale increased $17 million or 3.4%, reflecting current portfolio investment strategies, and current market conditions.

     Federal funds sold and securities purchased under agreements to resell decreased by $213 million or 93.8% from December 31, 1995 levels, reflecting less excess funds that otherwise were not employed in loans or securities at September 30, 1996.

     Trading account securities increased by $5 million or 26.8% from year-end 1995 levels. This decrease reflects the trading activity generated by Commerce Investment Corporation, the Company's broker/dealer subsidiary, which fluctuates from time to time.

     Broker/dealer customer receivables decreased $3 million and payables decreased $1 million reflecting levels of activity.

Results of Operations
---------------------
Three Months Ended September 30, 1996, Compared to Three Months Ended
September 30, 1995
--------------------------------------------------------------------------------

     Net income was $14,725,000 for the third quarter of 1996, a 15.3% increase over the $12,766,000 reported for the same period a year earlier. Earnings per share were $.59, compared to $.51 per share in 1995, up 15.7%.

     Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $1,990,000 or 6.1% for the third quarter of 1996. This increase reflects an $8,029,000 or 12.2% increase in total interest income that more than offsets a $6,039,000 or 18.3% increase in interest expense. Interest income increased in 1996 due to an increase of $513,236,000 or 16.3% in total average earning assets, partially off-set by a decrease in the yield on average earning assets from 8.27% in the third quarter of 1995 to 8.00% in the third quarter of 1996. The increased volume of earning assets positively impacted interest income by approximately $10,000,000, while the decreased yield negatively impacted interest income by approximately $2,000,000. Interest expense increased in the third quarter of 1996, reflecting an increase in average interest-bearing liabilities of $499,849,000 or 18.3%, and an increase in the cost of interest-bearing liabilities from 4.80% to 4.81%. The increase in the rate paid on interest-bearing liabilities had a minimal effect on interest expense, and the increase in average outstandings negatively affected interest expense by approximately $6,000,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.76% in third quarter 1996, compared to 4.11% in third quarter of 1995.

     The provision for loan losses in the third quarter of 1996 was $4,149,000, versus $3,011,000 for the third quarter of 1995. Net charge-offs were $1,797,000, or .33% of average loans compared to $1,135,000 or .26% of average loans in 1995. The increased provision was due to possible losses on current loan growth. The allowance for loan losses totaled $34,827,000 at September 30, 1996, representing 1.55% of quarter-end net loans, compared to $27,456,000 or 1.51% of quarter-end net loans at September 30, 1995.

     Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30 1996, June 30, 1996, and September 30, 1995 (dollars in thousands):


                                  9-30-96   6-30-96   9-30-95
                                  -------   -------   -------
Non-accrual loans                       0         0        57
Renegotiated loans                      0         0         0
Other real estate                       0        97         0
                                  -------   -------   -------
Total non-earning assets                0        97        57
                                  =======   =======   =======
Loans past due 90 days or more      3,068     2,561     2,953
Percentage of total loans             .14%      .12%      .16%

     Non-interest income, excluding securities transactions, totaled $18,654,000 for the quarter, an increase of $5,344,000, or 40.2%, from last year's third quarter. The Company's broker/dealer revenue decreased $848,000 versus third quarter 1995, reflecting current market conditions. Also included in non-interest income was a pre-tax gain of $1.8 million relating to bank facilities transactions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $4,393,000 or 40.7%. Securities gains totaled $194,000 in third quarter 1996, compared to $51,000 in securities gains in 1995.

     Non-interest expenses (excluding the provision for loan losses) increased by $3,262,000 or 14.6% in third quarter, 1996, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

     The Company's return on average assets and return on average equity were 1.52% and 19.98% respectively, for third quarter of 1996. These compared with 1995 third quarter returns of 1.53% and 18.45%, respectively.

Nine Months Ended September 30, 1996, Compared to Nine Months Ended
September 30, 1995
--------------------------------------------------------------------------------

     For the nine months ended September 30, 1996, net income totaled $41,764,000, a 16.5% increase over the $35,849,000 for the first nine months of 1995. Earnings per share were $1.67, compared to $1.42 for the same period in 1995, a 17.6% increase. For the nine-month period, return on average assets and return on average stockholders' equity were $1.49% and 19.01% respectively. These compared with 1995 nine month returns of 1.54% and 17.84%.

     Net interest income increased by $11,616,000 or 12.6% for the first nine months of 1996. This increase reflects a $32,489,000 or 17.9% increase in total interest income that more than offsets a $20,873,000 or 23.3% increase in interest expense. Interest income increased in 1996 due to an increase of $627,729,000 or 21.5% in total average earning assets, partially offset by a decrease in the yield on average earning assets from 8.32% in 1995 to 8.06% in 1996. The increased volume of earning assets positively impacted interest income by approximately $39,000,000, while the decreased yield negatively impacted interest income by approximately $6,800,000. Interest expense increased in the first nine months of 1996, reflecting an increase in average interest-bearing liabilities of $586,895,000 or 23.4%, with the cost of interest-bearing liabilities remaining flat at 4.77%. The increase in average oustandings negatively impacted interest expense by approximately $21,000,000. The net interest margin was 3.90% in the first nine months of 1996, compared to 4.21% in the first nine months of 1995.

     The provision for loan losses for the first nine months of 1996 was $11,444,000, versus $6,604,000 for the first nine months of 1995. Net charge-offs were $5,224,000, compared to $3,258,000 in 1995.

     Non-interest income, excluding securities transactions, totaled $52,703,000 for the first nine months of 1996, compared to a total of $40,195,000 for the first nine months of 1995, an increase of 31.1%. The Company's broker-dealer revenue increased $318,000 or 4.4%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, fuel card processing income, supermarket sublicence income, and the previously mentioned gain on the sale of certain assets, primarily loans, of the Company's Commerce Finance Company subsidiary, and the previously mentioned gain relating to bank facilities transactions, increased a net of $12,190,000 or 37.1%. Securities losses totaled $38,000 in 1996, compared to $219,000 in securities gains in 1995.

     Non-interest expenses (excluding the provision for loan losses) increased by $9,289,000 or 13.6% for the first nine months of 1996. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns, partially offset by lower FDIC insurance premiums, were the primary reasons for the increase.

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

     Total realized stockholders' equity increased by $10,598 from December 31, 1995. Retained earnings increased a total of $26,484,000. Offsetting this increase was the effect of a stock repurchase program initiated in January, 1996. Through September 30, 1996, 840,408 shares had been repurchased and cancelled under the program at a cost of $24,181,000. This decrease in shares outstanding was partially offset by the issue of 265,035 shares through the exercise of stock options and 129,908 shares issued in exchange for the remaining stock of TransPlatinum Service Corp.

     The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

     As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 1996.


                                              9-30-96   6-30-96  9-30-95
                                              -------   -------  -------
Total capital to risk-weighted assets          12.36%    12.22%   12.82%
Tier I capital to risk-weighted assets         11.11%    10.96%   14.06%
Tier I capital to assets (leverage ratio)       7.69%     7.41%    8.02%

PART II.  OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NATIONAL COMMERCE BANCORPORATION
                                    (Registrant)

                                By  /s/ Lewis E. Holland
                                    ------------------------------------
                                    Lewis E. Holland
                                    Executive Vice President, Treasurer and
                                          Chief Financial Officer
                                    (Authorized Officer)
                                    (Principal Financial Officer)
Date  November 12, 1996
    --------------------