Form 10-K
period 1996-12-31
NATIONAL COMMERCE BANCORPORATION
filed 1997-03-19
CIK 101844

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      -----------------------------------
                                   FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -   EXCHANGE ACT OF 1934 [FEE REQUIRED]

December 31, 1996                                                      0-6094
-----------------                                                      ------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was approximately $842,550,000.

     The number of shares of common stock outstanding, as of March 7, 1997, was 24,537,475.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form.   x
                        -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual Proxy Statement relating to the 1997 Annual Meeting of Shareholders of National Commerce Bancorporation are incorporated by reference into Part III. Portions of the 1996 National Commerce Bancorporation Annual Report are incorporated by reference into Parts I and II.

                                    PART I.

     This Annual Report on Form 10-K may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


ITEM 1.  BUSINESS.

NATIONAL COMMERCE BANCORPORATION:

     National Commerce Bancorporation ("NCBC" or "the Company"), a Tennessee corporation, is a bank holding company formed in February 1966 as Tennessee Financial Corporation. The corporate name was changed to United Tennessee Bancshares Corporation in 1970 and the present corporate name was adopted in April 1978. The business of NCBC consists of owning all of the outstanding capital stock of (1) National Bank of Commerce, Memphis, Tennessee ("NBC"),
(2) Nashville Bank of Commerce, Nashville, Tennessee ("Nashville" or "the Nashville Bank"), (3) NBC Bank, FSB, Knoxville, Tennessee ("Knoxville" or "the Knoxville Bank"), (4) NBC Bank, FSB, Belzoni, Mississippi ("Belzoni"),
(5) Commerce Capital Management, Inc., Memphis, Tennessee ("Commerce Capital"),
(6) Brooks, Montague & Associates, Inc, Chattanooga, Tennessee ("Brooks Montague"), (7) TransPlatinum Service Corp., Nashville, Tennessee ("TransPlatinum"), (8) U.S.I. Alliance Corp. ("USI") and (9) Monroe Properties, Inc ("Monroe"). NCBC provides NBC, Nashville, Knoxville, and Belzoni ("the Banks"), Commerce Capital, Brooks Montague, TransPlatinum, and USI with advice and counsel relating to financial and employee benefit matters, performs certain record-keeping functions relating to compliance with accounting and regulatory requirements and provides assistance in obtaining additional financing.

     NBC furnishes a full range of banking and trust services through 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, two SUPER MONEY MARKET facilities located in Jackson, Tennessee, one SUPER MONEY MARKET facility located in Cleveland, Tennessee, and one SUPER MONEY MARKET facility located in Brownsville, Tennessee. NBC has three active, wholly owned, non-banking subsidiaries, Commerce General Corporation ("Commerce General"), Commerce Finance Company ("Commerce Finance"), and NBC Capital Markets Group, Inc. ("Capital Markets"). Commerce General provides a variety of data processing services to the Banks and other commercial enterprises. Capital Markets was chartered as Commerce Investment Corporation in September 1986 to serve the needs of individual investors as a broker-dealer of investment products, including stocks, bonds, municipal obligations, mutual funds and unit investment trusts. The name was changed to NBC Capital Markets Group, Inc. effective January 1, 1997.

     The Nashville Bank was organized in September 1985 to operate full-service banking facilities in Kroger supermarkets within the Nashville area. The SUPER MONEY MARKET branches offer a wide variety of personal banking services. The Nashville Bank is a state chartered bank with 22 SUPER MONEY MARKET branch locations and one traditional branch and has a dormant subsidiary, Commerce Corporate Advisors, Inc. Another subsidiary, National Commerce Bank Services, Inc. ("NCBS"), provides supermarket banking services to other financial institutions. The Nashville Bank also operates three stand-alone automated teller machines ("ATMs") in the Nashville area.

     The Knoxville Bank was organized in June 1986 as a state chartered bank to operate full-service SUPER MONEY MARKET banking facilities within the Knoxville area. During 1994, the Knoxville Bank was converted to a federally chartered savings bank and expanded into North Carolina. The Knoxville Bank has 12 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area with one branch location in Pigeon Forge, Tennessee, twelve branch locations in the Raleigh-Durham, North Carolina area, three branches in Greensboro, North Carolina, one branch in Greenville, North Carolina, three branches in Winston-Salem, North Carolina, one branch location in Olive Branch, Mississippi, one branch location in Horn Lake, Mississippi and two branches in Calhoun, Georgia. The Knoxville Bank also operates one stand-alone ATM in the Knoxville area. The Knoxville Bank also offers loans on an indirect basis through area automobile dealers. The Knoxville Bank has two subsidiaries, Kenesaw Leasing, Inc. and J & S Leasing, Inc., both equipment leasing firms.

     On July 13, 1993, the Company acquired First Federal Savings Bank, a $4.8 million institution located in Belzoni, Mississippi. The name was changed to NBC Bank, FSB, and its business expanded into Virginia. In addition to one office in Belzoni, Mississippi, FSB has eight SUPER MONEY MARKET branches in the Roanoke, Virginia area.

     NCBC has executed SUPER MONEY MARKET sublicense agreements with other financial institutions. Currently, agreements have been executed covering locations in over 45 states and Puerto Rico, Peru, Canada, Australia, Japan, Great Britain and Portugal. As of year end NCBC, through NCBS, has assisted various banks with over 720 locations through either a license or consulting relationship. The Company has one major competitor in its supermarket branch sublicensing activity. The competitor is a non-financial institution with nationwide operations. On November 7, 1989, the service mark Super Money Market (Stylized) was registered on the U.S. Patent and Trademark Office Principal Register as Reg. No. 1,565,038. This registration presently constitutes prima facie proof that NCBC owns the mark. If certain formalities are observed, the registration will remain in force for 20 years from the date of registration and may be renewed for successive terms of ten years each. On April 2, 1991 the service mark Super Money Market (non-stylized) for banking services was registered on the Supplemental Register under Reg. No. 1,640,085. If certain formalities are observed, registration will remain in force for ten years from the date of registration and may be renewed for successive periods.

     Commerce Capital and Brooks Montague are registered as investment advisors with the Securities and Exchange Commission. The primary function of Monroe Properties, Inc is to be used in connection with the acquisition of real estate through foreclosure or deed in lieu of foreclosure.

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, TN. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum.

     U.S.I. Alliance Corp. was organized in November, 1995, and commenced business in July, 1996. USI primarily leases personal lockboxes in long-term care facilities.

     Substantially all employees of the Company are also employees of one or more of its direct or indirect subsidiaries.


NATIONAL BANK OF COMMERCE:

     From its inception in 1873, and through the granting of its charter as a national bank in 1933, NBC has operated a full-service commercial bank and trust business in metropolitan Memphis, Tennessee. As of December 31, 1996, NBC operated 13 traditional branches and 20 SUPER MONEY MARKET facilities, 16 in metropolitan Memphis and one each in Brownsville, Tennessee and Cleveland, Tennessee, and two in Jackson, Tennessee. At December 31, 1996, NBC had $1,959,875,000 in deposits and was the third largest bank in the Memphis service area (population approximately 1,000,000) and the sixth largest bank in Tennessee, measured by deposits. Memphis is the largest city in Tennessee and is the center of a diversified distribution, commercial and agricultural area. NBC provides complete banking facilities and services to the Mid-South area through various divisions and departments, described below. The retail banking activity is carried on through the Branch Banking Division, the Money

Market Division, the Executive Banking Division, and the Consumer Services Division. The Bank's Commercial Banking Group is composed of seven divisions: the Metropolitan Lending Division, the Leasing Division, the Asset Based Lending Division, the Real Estate Lending Division, the National Accounts Division, the Correspondent Banking Division and the Mortgage Lending Division ("NBC Mortgage"). Trust services are provided by the Trust Division. Staff support for the Bank is provided by its Personnel, Marketing, Operations and Financial/Administrative Divisions.

     Retail Services: NBC provides its customers with a variety of retail banking services. Among such services are checking accounts and savings programs, night depository services, safe deposit facilities and several consumer loan programs, including installment loans for the purchase of consumer goods, credit card plans and revolving lines of credit. Customers are provided with current information regarding these services through NBC's marketing program. NBC has installed 46 ATMs (24-hour tellers), including ATMs located at Plough, Inc., Hickory Ridge Mall, Graceland, Methodist Hospital, Memphis International Airport, University of Memphis campus and Rhodes College campus. At year end, consumer loans and leasing activity accounted for approximately 51% of NBC's outstanding loans. NBC participates in the MasterCard and Visa Card Programs, national consumer debit and credit card plans, under which NBC discounts sales drafts (accounts receivable arising from charges made with MasterCard and Visa Cards), without recourse, for participating merchants. NBC also offers a Professional Services Plan, Equity Credit Lines and other credit services for individuals. A monthly revolving credit charge is levied on the purchaser depending on the credit plan desired. At December 31, 1996, NBC had credit card accounts receivable and consumer lines of credit totaling $132,728,000.

     Commercial Services: NBC provides a variety of services for commercial enterprises, including checking accounts, certificates of deposit, cash management services, short-term loans for seasonal or working capital purposes, and term loans for fixed assets and expansion purposes. In addition to these general services, NBC also provides accounts receivable and inventory financing, commodity loans and commercial loans tailored to an individual customer's needs. Secured and unsecured commercial loans and commodity loans, at December 31, 1996, accounted for approximately 37% of the loans made by NBC. Real estate construction and long-term mortgage loans (including first mortgage refinance loans) accounted for approximately 12% of NBC's outstanding loans at December 31, 1996.

     Correspondent Banking: NBC has correspondent relationships with approximately 160 banks located in Tennessee, Arkansas, Missouri, Florida, Mississippi, Kentucky, and Alabama to which it provides a range of correspondent banking services as well as advice in various fields of banking policy and operations. Aggregate balances of correspondent banks at NBC averaged approximately $37,270,000 in 1996.

     Trust Services: Through its Trust Division, NBC acts as trustee, executor, administrator, guardian, custodian and depository for a number of individuals and corporations. The Bank offers investment advisory services to its customers in addition to portfolio management. At December 31, 1996, the Trust Division administered assets valued at approximately $2,217,000,000.

     International Services: NBC has established 11 accounts with foreign banks, primarily in Europe, to handle international trade relationships. Four foreign banks have accounts with NBC for the same purpose. NBC does not now, nor does it intend to, engage in speculative trading of foreign currencies.

     Non-Bank Subsidiaries: In addition to computer services for NBC, Commerce General offers hospital and clinic processing to several customers. During the year ended December 31, 1996, approximately 83% of the total revenues of

Commerce General were derived from services provided to NBC and 17% from services provided to other customers. NBC Capital Markets Group, Inc. (formerly named Commerce Investment Corporation) provides investment services to individual and institutional investors. In 1991, the institutional investor activity of NBC's Investment Division was merged into Commerce Investment. At December 31, 1996, Capital Market's capital totaled $14,786,000. Capital Markets is registered as a broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and is a member of the Security Investor Protection Corporation. Commerce Finance Company was organized in September, 1992 and commenced business in March, 1993 in the consumer finance segment of the retail credit industry as a subsidiary of NCBC. In 1996, the store-front branches and most of the assets of Commerce Finance were sold and Commerce Finance began operating on a more centralized basis with emphasis on second-and third-mortgage loans which come from bank referrals. At December 31, 1996 Commerce Finance had two offices and employed 3 officers and 3 full-time employees. In February, 1997, Commerce Finance became a subsidiary of NBC. NBC Insurance Services, Inc. was organized in January, 1997 and commenced business in March, 1997 to provide life, property and casualty insurance and annuities through NBC's in-store retail banking system.

     Territory Serviced and Competition: NBC actively competes with other commercial banks in the Memphis trade area in providing a full range of banking services, including demand deposits, time deposits, various types of loans, trust services and other bank related activities. At December 31, 1996, NBC had $2,924,981,000 in assets. According to December 31, 1996 call reports, one of the other banks in metropolitan Memphis is 4.5 times larger and another is approximately 2 times larger than NBC as measured by deposits. However, deposits for that bank include statewide branches, while NBC deposits are primarily
limited to the metropolitan Memphis area.   The Memphis trade area includes
western Tennessee, northern Mississippi, and eastern Arkansas, and NBC considers commercial banks in Little Rock, Arkansas and Jackson, Mississippi, as competitors in addition to Memphis area banks. In addition, NBC competes with savings and loan associations, finance companies, credit unions, insurance companies, real estate investment trusts, mortgage companies, factoring companies, independent credit card companies and various other financial institutions whose activities correspond with banking functions. See "Supervision and Regulation."

     Employees: As of December 31, 1996, the Bank and its subsidiaries employed approximately 256 officers, 583 other full-time employees, 65 part -time employees and 67 peak-time employees. Relations with employees have been good. No employees are covered by collective bargaining agreements. All full-time employees are afforded the benefits of group life and health insurance plans.
In addition, the Company has a non-contributory qualified retirement plan and an Employee Stock Ownership Plan ("ESOP"). All employees who have one full year of service are eligible to become participants in the retirement plan. The Company also has a taxable income reduction account ("TIRA") plan which allows employees to defer payment of taxes on an elected percentage of salary up to $9,500 by making contributions to this plan. The Company may also make contributions to this plan for the benefit of participating employees. During 1996, the Company's approved a plan to merge the ESOP into the TIRA.

NASHVILLE BANK OF COMMERCE:

     Nashville Bank of Commerce was organized to compete in retail banking in the Nashville trade area. The Nashville Bank operates one traditional branch and 22 SUPER MONEY MARKET facilities located within Kroger stores and three stand-alone ATMs in the Nashville area. At December 31, 1996, the Nashville Bank employed 28 officers, 87 other full-time employees, 13 part-time employees and 22 peak-time employees to provide banking services during the hours when most grocery shopping occurs. Employees of the Nashville Bank are provided with the same benefits that all Company employees have available to them. At December 31, 1996, the Nashville Bank had total consolidated assets of $521,108,000. Nashville Bank of Commerce competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

     Non-Bank Subsidiaries: National Commerce Bank Services, Inc. provides supermarket banking services to other financial institutions. During 1994, the Knoxville Bank's 50% ownership was transferred to the Nashville Bank, resulting in NCBS being a wholly-owned subsidiary of the Nashville Bank. At December 31, 1996 NCBS's capital totaled $13,940,000. The Nashville Bank's other subsidiary, Commerce Corporate Advisors, Inc., is currently dormant.

NBC BANK, FSB (KNOXVILLE):

     The Company organized NBC Bank, FSB (Knoxville) to become competitive in retail banking in the Knoxville area. After its 1994 conversion from a state chartered bank to a federally chartered savings bank, it expanded into North Carolina. The Knoxville Bank has 12 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area with one branch location in Pigeon Forge, Tennessee, twelve branch locations in the Raleigh-Durham, North Carolina area, three branches in Greensboro, North Carolina, one branch in Greenville, North Carolina, three branches in Winston-Salem, North Carolina, one branch location in Olive Branch, Mississippi, one branch location in Horn Lake, Mississippi and two branches in Calhoun, Georgia. Like Nashville, the Knoxville Bank employees are provided with the same benefits that all Company employees have available to them. At December 31, 1996, the Knoxville Bank employed 44 officers, 122 other full-time employees, 7 part-time employees and 12 peak-time employees. At year-end 1996, the Knoxville Bank had total assets of $572,804,000. The Knoxville Bank competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

     Non-Bank Subsidiaries: Kenesaw Leasing, Inc, and J & S Leasing, Inc. are both equipment leasing firms. At December 31, 1996 Kenesaw's capital totaled $1,163,000. J & S was acquired effective January 1, 1997.

NBC BANK, FSB (BELZONI):

     Belzoni was acquired to expand its retail banking activities through supermarket branches in other states. Eight SUPER MONEY MARKET branches are located in Kroger supermarkets in Virginia, and one office is located in Belzoni, Mississippi. At December 31, 1996, Belzoni employed 7 officers, 42 other full-time employees, and 2 part-time employees. The same Company benefits are provided to these employees. At year-end 1996, the Belzoni had total assets of $250,841,000. Belzoni competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

COMMERCE CAPITAL MANAGEMENT, INC.:

     Commerce Capital was organized to provide specialized investment management services to individuals, family groups, endowment funds and corporations.
Assets presently managed are approximately $700,000,000. At December 31, 1996, Commerce Capital had 8 full-time and 1 part-time employee. Commerce Capital's employees are covered under the same Company benefits. Commerce Capital competes with a number of other investment counselors, insurance companies, banks, and other money managers, many of which are substantially larger.

BROOKS, MONTAGUE & ASSOCIATES, INC.:

     The Company acquired all of the outstanding stock of Brooks, Montague & Associates, Inc. on February 15, 1994. Brooks Montague provides specialized investment management services primarily to individuals, charitable accounts and corporate retirement plans. Assets presently managed are approximately $126,000,000. At December 31, 1996, Brooks Montague had four full-time employees. Brooks Montague's employees are covered under the same Company benefits. Brooks Montague competes primarily with other regionally based investment management firms, many of which are substantially larger.

TRANSPLATINUM SERVICE CORP.:

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, TN. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum. As of December 31, 1996, TransPlatinum had 3 officers, 55 full-time employees, and 14 part-time employees. TransPlatinum competes with major larger companies offering similar services on a nation-wide basis.

U.S.I. ALLIANCE CORP.:

     U.S.I. Alliance Corp. commenced formal operations in February of 1996 as a wholly owned subsidiary of NCBC. USI operates and administers a security program in the long-term care industry. The program activities include leasing personal lock boxes, education and training, risk management reduction, and the administration of an 800-number tip line and reward payment system for long-term care facilities. USI Alliance has filed federal and state trademarks in all 50 states for the name "Senior Crimestoppers" and currently does business in all states. At December 31, 1996, USI had 3 officers and 3 other full-time employees.

SUPERVISION AND REGULATION

     NCBC and its subsidiaries are subject to a number of federal and state laws and regulations. As a bank holding company, NCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and those activities that the Board considers closely related and incidental to banking. Generally, bank holding companies from any state can now acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Effective January 1, 1991, Tennessee amended its reciprocal interstate banking statute to allow a bank or bank holding company in any other state to acquire a Tennessee bank or bank holding company as long as a Tennessee bank or bank holding would have a similar acquisition opportunity in that state. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), providing certain conditions are met including that applicable state law must expressly permit de novo interstate branching.

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

     Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state law regulate the operations of the Company's banking affiliates, including (1) requiring the maintenance of reserves against deposits, (2) limiting the nature of loans and the interest that may be charged thereon, and (3) restricting investments and other activities. The amount of dividends that the Company's bank affiliates may declare is also limited. Regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits. See Note M of the Notes to Consolidated Financial Statements in the 1996 Annual Report, incorporated herein by reference.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolved problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized" or "significantly undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

     The Community Reinvestment Act ("CRA") requires banks to help meet the credit needs of the community. Regulatory authorities are required to consider the CRA performance of a bank or bank holding company when reviewing regulatory applications.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings and loan associations by bank holding companies, and it imposes no interstate barriers on such acquisitions by bank holding companies. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loan associations into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

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

 STATISTICAL AND OTHER DATA - The following tables set forth selected statistical and other information.
--------------------------------------------------------------------------------
 DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: Interest Rates and Interest Differential

 The following table sets forth the combined daily average condensed (consolidated) balance sheets of NCBC and an analysis of net interest earnings for the periods 1994 through 1996. Interest income and yields on non-taxable investment securities have been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                                          1996                          1995                          1994
                                             ----------------------------   --------------------------    --------------------------

                                              Average              Yield/   Average              Yield/   Average            Yield/
                                              Balance  Interest    Rate     Balance   Interest    Rate    Balance  Interest    Rate
                                              -------  ---------  -------   --------  -------  --------   -------   -------  -------

                                                                              (In Thousands of Dollars)
ASSETS
Interest-earning assets:
Loans:(1)
  Domestic(2)                                 2,130,810  191,860     9.00%  1,718,424  160,980     9.37%  1,505,716  129,340    8.59

Taxable securities including trading account  1,296,692   85,597     6.60   1,119,057   75,627     6.76     982,788   56,327    5.73

Non-taxable investment securities(2)            143,706   11,881     8.27     154,755   13,101     8.47     147,753   13,679    9.26

Federal funds sold and securities purchased
  under agreements to resell                     23,388    1,425     6.09      25,383    1,486     5.85      18,018      793    4.40

Time deposits in other banks                     16,984      924     5.44      16,881    1,002     5.94      18,807      741    3.94

                                              ---------  -------     ----   ---------  -------     ----   ---------  -------    ----

Total interest-earning assets                 3,611,580  291,687     8.08   3,034,500  252,196     8.31   2,673,082  200,880    7.51

                                              ---------  -------     ----   ---------  -------     ----   ---------  -------    ----

Non-interest earning assets:
Cash and due from banks                         119,604                       112,304                                110,070
Premises & equipment, net                        19,160                        17,869                                 17,246
Other assets                                     94,020                        75,448                                 68,013
Allowance for loan losses                       (32,250)                      (25,830)                               (23,276)
                                              ---------                     ---------                              ---------
TOTAL ASSETS                                  3,812,114                     3,214,291                              2,845,135
                                              =========                     =========                              =========

 (1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding and income on such loans is recognized as received. There were no foreign loans outstanding.

 (2) These items are affected by fully taxable-equivalent adjustments. Reference is made to page 27 of the Annual Report to Shareholders for the corresponding unadjusted amounts as presented in the financial statements.


                                                          1996                          1995                          1994
                                      ----------------------------   --------------------------    --------------------------
                                      Average              Yield/   Average              Yield/   Average            Yield/
                                      Balance  Interest    Rate     Balance   Interest    Rate    Balance  Interest    Rate
                                      -------  ---------  -------   --------  -------  --------   -------   -------  -------
                                                                              (In Thousands of Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                         256,561    3,963     1.54%    247,002    4,843     1.96%    250,945   4,898  1.95%
Savings deposits                        902,148   38,301     4.25     782,714   32,971     4.21     645,219  21,655  3.36
Time deposits                         1,187,861   65,701     5.53   1,025,093   58,877     5.74     863,925  36,527  4.23
Federal funds purchased and
 securities
 sold under agreements to repurchase    336,727   16,546     4.91     264,214   13,482     5.10     265,191   9,737  3.67
Federal Home Loan Bank advances         417,316   23,025     5.52     294,833   15,809     5.36     262,125  11,883  4.53
Long-term debt                           60,284    3,565     5.91       6,382      458     7.18       6,384     399  6.25
                                      ---------  -------     ----   ---------  -------     ----   ---------  ------  ----
Total interest bearing liabilities    3,160,897  151,101     4.78   2,620,238  126,440     4.83   2,293,789  85,099  3.71
                                      ---------  -------     ----   ---------  -------     ----   ---------  ------  ----
Non-interest bearing liabilities:
Domestic demand deposits                305,989                       284,744                       282,468
Other                                    49,402                        36,832                        28,975
Stockholders' equity                    295,826                       272,477                       239,903
                                      ---------                     ---------                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                               3,812,114                     3,214,291                     2,845,135
                                      =========                     =========                     =========
Net interest earnings                            140,586                       125,756                      115,781
                                                ========                       =======                      =======
Net yield on interest-earning assets                         3.89%                         4.14%                     4.33%
                                                             ====                          ====                      ====




                                        INTEREST RATE SENSITIVITY TABLE BY REPRICING DATES


                                             Within     After 3 Mos.  After 6 Mos.  After 1 Yr.                 Non
December 31, 1996                0-30        31-90       But Within    But Within    But Within     After     Interest
(In Thousands of Dollars)        Days         Days         6 Mos.        1 Year       5 Years      5 Years     Bearing      Total
                              ---------     --------      --------      --------     ---------     -------     --------    ---------

Funding uses:
Loans, net                      703,794      129,925        85,541       159,923       968,497     300,293            -    2,347,973

Securities                      629,901       53,754       139,178        12,699       408,076     274,291            -    1,517,899

Other earning assets             62,820            -             -             -             -           -            -       62,820

 Other assets                         -            -             -             -             -           -      271,717      271,717

                              ---------     --------      --------      --------     ---------     -------     --------    ---------

  Total funding uses          1,396,515      183,679       224,719       172,622     1,376,573     574,584      271,717    4,200,409

                              ---------     --------      --------      --------     ---------     -------     --------    ---------

Funding sources:
Interest-bearing deposits       477,774      325,294       337,835       331,828     1,021,105     129,918            -    2,623,754

Other borrowings                699,206        9,225         5,052        66,215        54,340      16,546            -      850,584

Demand deposits                       -            -             -             -             -           -      352,676      352,676

 Other liabilities                    -            -             -             -             -           -       60,066       60,066

Interest rate swaps                   -            -             -             -             -           -            -            -

Stockholders' equity                  -            -             -             -             -           -      313,329      313,329

                              ---------     --------      --------      --------     ---------     -------     --------    ---------

Total funding sources         1,176,980      334,519       342,887       398,043     1,075,445     146,464      726,071    4,200,409
                             ----------     --------      --------      --------      --------    --------     --------    ---------
Interest-rate
  sensitivity GAP               219,535     (150,840)     (118,168)     (225,421)      301,128     428,120     (454,354)
                             ----------     --------      --------      --------      --------    --------     --------
Cumulative interest-rate
 sensitivity GAP                219,535       68,695       (49,473)     (274,894)       26,234     454,354

GAP to total assets                5.23%      ( 3.59%)       (2.81%)       (5.37%)        7.17%      10.19%      (10.82%)

Cumulative GAP to total
 assets                            5.23%        1.64%        (1.18%)       (6.54%)         .62%      10.82%

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



                                                    1996 Compared to 1995                          1995 Compared to 1994
                                               Increase (decrease) Due to (1)                 Increase (decrease) Due to (1)
                                   ------------------------------------------------     ----------------------------------------
                                   Volume          Rate       Net       Rate/Volume     Volume     Rate         Net    Rate/Volume
                                   ------          ----       ---       -----------     ------     ----         ---    -----------
                                                                         (In Thousands of Dollars)
Interest earned on:
Loans:(2)
Domestic                           36,962        (6,082)     30,880       (1,526)       19,282     12,358      31,640     1,655
Taxable securities
 including
trading account                    11,717        (1,747)      9,970         (284)        8,426     10,874      19,300     1,399
Non-taxable investment
 securities                          (917)         (303)     (1,220)          22           628     (1,206)       (578)      (55)
Federal funds sold and
 securities purchased
 under agreements to
  resell to resell                   (128)           67         (61)          (5)          383        310         693       107
Time deposits in other
 banks                                  6           (84)        (78)          (1)          (82)       343         261       (38)
                                   ------        ------      ------      -------        ------     ------      ------     -----
Total interest earning
 assets                            47,640        (8,149)     39,491       (1,794)       28,637     22,679      51,316     3,068
                                   ------        ------      ------      -------        ------     ------      ------     -----
Interest paid on:
Demand deposits                       194        (1,074)       (880)         (40)          (77)        22         (55)        0
Savings deposits                    5,017           313       5,330           48         5,156      6,160      11,316     1,177
Time deposits                       8,867        (2,043)      6,824         (342)        7,645     14,705      22,350     2,443
Federal funds purchased
and securities sold under
agreements to repurchase            3,545          (481)      3,064         (138)          (36)     3,781       3,745       (14)


Federal Home Loan Bank
 advances                           6,732           484       7,216          196         1,594      2,332       3,926       271
Long-term debt                      3,173           (66)      3,107         (685)            -         59          59         -
                                   ------        ------      ------      -------        ------     ------      ------     -----
Total interest bearing
 liabilities                       27,528        (2,867)     24,661         (961)       14,282     27,059      41,341     3,877
                                   ------        ------      ------      -------        ------     ------      ------     -----
Net interest earnings              20,112        (5,282)     14,830          833        14,355     (4,380)      9,975      (809)
                                   ======        ======      ======      =======        ======     ======      ======     =====

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts to the change in each.
(2)  There were no foreign loans outstanding.

SECURITIES PORTFOLIO
--------------------
The following table sets forth the aggregate book value of investment securities at the dates indicated.


                                              December 31
                                    -------------------------------
                                      1996       1995       1994
                                    ---------  ---------  ---------
                                       (in thousands of dollars)

Securities:
U.S. Treasury                          30,234     18,582    120,326
U.S. Government agencies and
 corporations                       1,190,922  1,027,932    844,782
States of the U.S. and political
 subdivisions                         140,708    149,975    161,297
Other securities                      156,035     82,157     29,408
                                    ---------  ---------  ---------
Total                               1,517,899  1,278,646  1,156,285
                                    =========  =========  =========

The following table sets forth the maturities at December 31, 1996, and the weighted average yields of such securities, all of which are computed on a fully taxable-equivalent basis assuming a tax rate of 35%.


                                                            Maturing
                            ------------------------------------------------------------------------
                                               After 1 But       After 5 But           After
                            Within 1 Year    Within 5 Years    Within 10 Years       10 Years
                            --------------  ----------------  -----------------  -------------------
                            Amount  Yield   Amount    Yield   Amount    Yield     Amount     Yield
                            ------  ------  -------  -------  -------  --------  --------  ---------

Securities:
U.S. Treasury               10,044   5.25%   20,190    5.91%        -        -          -         -
U.S. Government agencies
 and corporations           27,077   6.24   293,702    6.80   405,044     6.86%   465,099      6.44%
States of the U.S. and
 political subdivisions      2,076   5.55    39,023    6.89    49,848     7.75     49,761      8.90
Other                            -      -    55,036    6.32    52,501     6.54     48,498      6.75
                            ------  -----   -------    ----   -------  -------   --------  --------
    Total                   39,197          407,951           507,393             563,358
                            ======          =======           =======            ========


LOAN PORTFOLIO
--------------
The following table shows the Company's gross loan distribution at the end of the last five years.

                                                   December 31
                              -----------------------------------------------------
                                1996       1995       1994       1993       1992
                              ---------  ---------  ---------  ---------  ---------
                                            (in thousands of dollars)
Commercial, financial,
  and agricultural              466,830    399,580    356,035    350,539    354,491
Real estate - construction      170,188    122,720     91,424     66,929     68,238
Real estate - mortgage          602,064    520,657    501,489    429,544    275,732
Consumer(1)                   1,086,104    871,407    630,927    535,417    489,773
Lease financing                  22,790     18,678     14,818     13,870     12,423
                              ---------  ---------  ---------  ---------  ---------
     Total                    2,347,976  1,933,042  1,594,693  1,396,299  1,200,657
                              =========  =========  =========  =========  =========

(1)Included within "Consumer" loans are revolving lines of credit secured by home equities.

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                        Maturing
                              Within  After 1 But    After
                              1 Year  Within 5 Yrs  5 Years   Total
                              ------  ------------  -------  -------
                                    (in thousands of dollars)
Commercial, financial,
  and agricultural            16,233     229,127    221,470  466,830
Real estate - construction    16,876      95,272     58,040  170,188
                              ------     -------    -------  -------
     Total                    33,109     324,399    279,510  637,018
                              ======     =======    =======  =======

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and leasing financing) due after one year classified, according to the sensitivity to changes in interest rates as of December 31, 1996.


                                          After 1 but      After
                                          Within 5 Yrs    5 Years
                                         --------------  ---------
                                         (in thousands of dollars)
Predetermined interest rates                    115,025    138,786
Floating or adjustable interest rates           209,374    140,724
                                                -------    -------
     Total                                      324,399    279,510
                                                =======    =======

NONACCRUAL, PAST DUE, AND RESTRUCTURED
--------------------------------------
The following table summarizes the Company's nonaccrual, past due, and restructured loans (all of which are domestic):


                                       December 31
                           ------------------------------------
                           1996   1995   1994   1993     1992
                           -----  -----  -----  -----  --------
                                (in thousands of dollars)

Nonaccrual loans               -      -      -      -  7,092(1)
Accruing loans past due
  90 days or more          3,482  3,252  2,432  2,063  1,848
Non-performing
  restructured loans           -      -      -      -      -
Performing restructured        -      -      -  1,984      -

Substantially all of the nonaccrual and restructured loans were collateralized, and there were no significant commitments to lend any of these debtors additional funds.

(1)Included in the 1992 non-accrual loan totals is a loan secured by real estate of $4 million, which was current as to principal and interest and had performed as agreed since inception. It was so classified based on a highly technical interpretation of current regulations. See Note A of financial statements in the Annual Report to Shareholders for management's policy for placing loans on nonaccrual status.

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

Potential Problem Loans
-----------------------

At December 31, 1996, the Company had no problem loans for which payments were being made, but the borrowers currently were experiencing severe financial difficulties. Any such loans would be subject to constant management attention and their classification would be reviewed monthly.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
This table summarizes the Company's loan loss experience for each of the five years ended December 31, 1996. There were no foreign loans.


                                         Year Ended December 31
                                ------------------------------------------
                                 1996     1995     1994     1993     1992
                                -------  -------  -------  -------  ------
                                        (in thousands of dollars)

Balance at beginning
 of period                      29,010   24,310   21,467   17,356   13,254
Charge-offs:
 Commercial, financial,
  and agricultural                  12        1      442    1,167    2,632 (1)
 Real estate - construction         70      199     2122      652    1,163
 Real estate - mortgage             74       97      232      207    1,052 (1)
 Consumer                        8,270    5,366    4,088    3,783    4,317
 Lease financing                 1,912    1,586    1,500   1,0131    1,063
                                ------   ------   ------   ------   ------
  Total charge-offs             10,338    7,249    6,474    6,840   10,227
                                ------   ------   ------   ------   ------
Recoveries of loans
previously charged-off:
 Commercial, financial,
  and agricultural                  20       55       47      420       56
 Real estate - construction        244       44       83      359      268
 Real estate - mortgage             61       73      121       47       45
 Consumer                        1,965    1,509    1,494    1,237    1,094
 Lease financing                   533      518      495      474      323
                                ------   ------   ------   ------   ------
  Total recoveries               2,823    2,199    2,240    2,537    1,786
                                ------   ------   ------   ------   ------
Net charge-offs                  7,515    5,050    4,234    4,303    8,441
Increase due to acquisition        288        -        -       22        -
Decrease due to loan sale         (403)       -        -        -        -
Provision for loan losses(2)    14,134    9,750    7,077    8,392   12,543
                                ------   ------   ------   ------   ------
Balance at end of period        35,514   29,010   24,310   21,467   17,356
                                ======   ======   ======   ======   ======
Ratio of net-charge-offs to
 average loans outstanding
 during the period                 .35%     .29%     .28%     .34%     .76%

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

(2) The factors which influenced management's judgment in determining the amount of the provision for loan losses charged to operating expense included the results of a credit review of the loan portfolio, past loan loss experience, current economic conditions and other factors, all of which formed a basis for determining the adequacy of the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses incurred within the following categories of loans for each for the five years indicated.


                                                                      December 31
                             --------------------------------------------------------------------------------------------
                                   1996               1995               1994               1993               1992
                             ----------------   ----------------   ----------------   ----------------   ----------------
                                      Percent            Percent            Percent            Percent            Percent
                                     of loans           of loans           of loans           of loans           of loans
                             Amount   in each   Amount   in each   Amount   in each   Amount   in each   Amount   in each
                                 of  category       of  category       of  category       of  category       of  category
                             allow-  to total   allow-  to total   allow-  to total   allow-  to total   allow-  to total
                               ance     loans     ance     loans     ance     loans     ance     loans     ance     loans
                             ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                              (in thousands of dollars)
Commercial, financial,
 and agricultural             7,813        20%   7,264        21%   6,887        22%   6,622        25%   4,033        29%

Real estate:
 Construction                 3,196         7    3,006         6    2,731         6    2,644         5    2,408         6
 Mortgage                     5,327        26    3,567        27    3,352        31    3,277        31    2,663        23

Consumer                     17,402        46   12,737        45    9,457        40    7,716        38    7,484        41
Lease financing               1,776         1    2,436         1    1,883         1    1,208         1      768         1
                             ------       ---   ------       ---   ------       ---   ------       ---   ------       ---
  Total                      35,514       100%  29,010       100%  24,310       100%  21,467       100%  17,356       100%
                             ======       ===   ======       ===   ======       ===   ======       ===   ======       ===

DEPOSITS
--------

The following table sets out the average amount of deposits and the average rate paid on such deposits for the periods indicated. There were no material deposits by foreign depositors in domestic offices. There were no material deposits in foreign banking offices.


                                                       Year Ended December 31
                                        ----------------------------------------------------
                                              1996              1995              1994
                                        ----------------  ----------------  ----------------
                                         Amount    Rate    Amount    Rate    Amount    Rate
                                        ---------  -----  ---------  -----  ---------  -----
                                                     (in thousands of dollars)

Non-interest bearing demand deposits      305,989     -     284,744     -     282,468     -
Interest bearing demand deposits          256,561  1.54%    247,002  1.96%    250,945  1.95%
Savings deposits                          902,148  4.25     782,714  4.21     645,219  3.36
Time deposits                           1,187,861  5.53   1,025,093  5.74     863,925  4.23
                                        ---------  ----   ---------  ----   ---------  ----
     Total                              2,652,559         2,339,553         2,042,557
                                        =========         =========         =========


At December 31, 1996, outstanding maturities of time deposits of $100,000 or more issued by domestic offices (which consist entirely of time certificates of deposit) are summarized below (in thousands of dollars):


Time remaining until maturity                                         Amount
----------------------------------------------------------------------------

3 months or less                                                     255,692
Over 3 through 6 months                                              172,588
Over 6 through 12 months                                             132,917
Over 12 months                                                         8,400
                                                                     -------
   Total                                                             569,597
                                                                     =======

RETURN ON EQUITY AND ON TOTAL ASSETS
--------------------------------------------------------------------------
The following table shows consolidated operating and capital ratios for the Company for each of the last three years.


                                                               Year Ended December 31
                                                              -----------------------
                                                               1996     1995     1994
                                                              -----     ----     ----
Return on average total assets                                 1.51%    1.53%    1.56%
Return on average equity*                                     19.44%   18.00%   18.48%
Dividend payout percent                                       34.35%   36.08%   35.03%
Average equity to assets percent                               7.76%    8.48%    8.43%
Tier 1 capital to total assets (leverage ratio)                7.33%    7.91%    8.56%
Tier 1 capital to risk-weighted assets                        11.05%   12.30%   13.62%
Total capital to risk-weighted assets                         12.30%   13.52%   14.87%

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


                                                              Year Ended December 31
                                                           ----------------------------
                                                              1996      1995      1994
                                                           --------   --------  -------
                                                           (In Thousands of Dollars)

Federal funds purchased and securities
sold under agreements to repurchase:
  Balance at year-end                                       298,410   404,746   275,136
  Weighted average interest rate
    payable at year-end                                        5.09%     5.46%     5.75%
  Maximum amount outstanding
    at any month end                                        398,898   404,746   310,243
  Average outstanding balance
    (total daily outstanding
    principal balance divided
    by 365)                                                 336,727   264,214   265,191
  Weighted average interest rate
    (related interest expense
    divided by the average
    outstanding balance)                                       4.91%     5.10%     3.67%

ITEM 2.  PROPERTIES.

     Main Office: NBC leases as its main office approximately 40% -- 187,500 rentable square feet -- of the Commerce Square Complex (the "Complex"), which includes a thirty-two story office building known as Commerce Square Tower, a nine-story parking garage and a building known as NBC's main office building. NBC owns two parcels of land (approximately 74.25 feet by 148.5 feet) adjacent to the Complex which house a building that is presently used by the Bank for storage.

     Other Offices: As of December 31, 1996, NBC operated 13 traditional branches (including the main office branch) and 16 SUPER MONEY MARKET branch facilities in Shelby County, Tennessee and one each in Johnson City, Tennessee; Kingsport, Tennessee; Brownsville, Tennessee; and Cleveland, Tennessee and two in Jackson, Tennessee. NBC intends to continue opening branches at such time and places as management deems prudent and feasible, subject to approval of regulatory authorities.

     Eight of the 13 traditional branches operated by NBC are leased. In addition, the building housing one branch is owned by NBC but subject to ground leases. Leases on the 9 branches have remaining terms ranging from one month to 21 years (excluding renewal options). The average unexpired portion of the lease terms at December 31, 1996 is 7 years, including ground leases. The remaining four branches are owned in fee. Aggregate annual rentals on the 9 leased branch properties including NBC space in Commerce Square Complex, the SUPER MONEY MARKET branch facilities and the free-standing ATM locations amounted to approximately $3,346,000 at December 31, 1996.

     Commerce General occupies approximately 9,700 square feet of NBC's space in the Complex and pays approximately $131,000 per year for this space. Commerce Investment occupies approximately 10,000 square feet of NBC's space in the Complex and pays approximately $251,000 per year for this space. Additionally, Commerce Capital leases approximately 2,900 square feet in the Complex totaling approximately $61,600 in annual rent in 1996. Brooks Montague leases approximately 1,200 square feet in a Chattanooga building totaling approximately $14,000 in annual rent in 1996.

     Nashville Bank has been granted the right to operate branches in area Kroger stores. Initial terms of the license agreements are for one year, with multiple renewal options. In 1996, Nashville paid approximately $710,000 for licensed space and administrative office space.

     Knoxville Bank also has been granted the right to operate branches in area Kroger stores in the Knoxville, Tennessee; Raleigh/Durham, North Carolina; Greensboro, North Carolina; Winston-Salem, North Carolina; and North Georgia areas. Initial terms of the license agreements are for one year, with multiple renewal options. In 1996, Knoxville paid approximately $677,000 for licensed space and administrative office space.

     NBC Bank, FSB has been granted the right to operate branches in area Kroger stores in Roanoke, Virginia and Blacksburg, Virginia. Initial terms of the license agreements are for one year, with multiple renewal options. FSB also leases space for the office in Belzoni, Mississippi. In 1996, FSB paid approximately $232,000 for licensed and leased space.

     NBC owns property at 1895 Union Avenue, 309 Monroe Avenue and 5049 Summer Avenue in Memphis, and 7770 Poplar Avenue in Germantown, Tennessee and 6005 Stage Road in Bartlett, Tennessee, suburbs of Memphis in Shelby County. The property at 1895 Union is the location of Union Avenue Branch operations. The Cloverleaf Branch operation is located at 5049 Summer Avenue. The Consumer Lending and Indirect Loan operations area is located at 309 Monroe, which is also being used for parking for NBC employees. The Germantown Branch operation, the operations of the residential and commercial construction lending, mortgage lending, aircraft lending areas and satellite operations of one of the Bank's subsidiaries and a Company affiliate are located at 7770 Poplar Avenue. The Bartlett Branch operation is located at 6005 Stage Road.



ITEM 3.  LEGAL PROCEEDINGS.

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.


Executive Officers

        Name          Age          Office Held
        ----          ---          ----------------------
Thomas M. Garrott      59          Chairman of the Board, President, Chief
                                   Executive Officer and Director of the Company
                                   and Chairman of the Board, Chief Executive
                                   Officer and Director of NBC, National
                                   Commerce Bank Services, Inc., Commerce
                                   Capital, Commerce General, and Brooks
                                   Montague

Gary L. Lazarini       55          Executive Vice President of NBC, Investments
                                   and Chairman and President of NBC Capital
                                   Markets Group, Inc., Director of Commerce
                                   Capital

Gus B. Denton          56          Secretary of the Company and Executive Vice
                                   President and Secretary of NBC, Director of
                                   Commerce General Corporation


Mackie H. Gober        50          President of NBC, Director of NBC,
                                   Commerce Finance Company and NCBS

Lewis E. Holland       54          Executive Vice President, Treasurer and Chief
                                   Financial Officer of the Company and Director
                                   of NBC, Chairman of the Board of Commerce
                                   Capital Management, Inc. and Commerce
                                   Acquisition Corp., Director of Brooks
                                   Montague, National Commerce Bank Services,
                                   NBC Capital Markets and Kenesaw Leasing, Inc.




William R. Reed, Jr.       50     Executive Vice President of the Company;
                                  Director of NBC and National Commerce Bank
                                  Services, Inc., Chairman of Nashville Bank of
                                  Commerce, NBC Bank, FSB (Knoxville); Chairman
                                  of Commerce General Corporation; Chairman and
                                  President of Commerce Finance Company and
                                  Chairman and CEO of NBC Bank, FSB (Belzoni),
                                  Director of Kenesaw Leasing

Tom W. Scott               53     President of Commerce General Corporation,
                                  Director of TransPlatinum Service Corp.


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

                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        Market quotations for the Company's common stock and cash dividends per share, as restated to give retroactive recognition to all stock dividends and stock splits, are as follows:


                            Fourth  Third   Second  First
                            ------  ------  ------  ------

        1996:
        High               $38.38  $33.50  $31.75  $31.00
        Low                 33.25   31.00   29.75   25.50
        Cash dividends        .22     .19     .19     .19
        1995:
        High               $26.88  $26.13  $25.50  $25.00
        Low                 24.50   24.25   23.75   23.00
        Cash dividends        .19     .17     .17     .17


        The Company's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in the table were obtained from Nasdaq and represent the high and low closing sales prices. At December 31, 1996, there were approximately 2,700 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.
        Not Covered by Auditors' Report
        In Thousands of Dollars, Except Per Share and Ratio Data


                                1996        1995        1994        1993        1992
                             ----------  ----------  ----------  ----------  ----------

Net interest income            135,466     120,025     110,021     100,393      92,619
Net income                      57,513      49,035      44,342      39,406      33,993
Per common share data:*
  Net income                      2.30        1.94        1.77        1.58        1.38
  Cash dividends declared          .79         .70         .62         .55         .47
  Book value                     12.85       11.95        9.14        9.64        8.22
Total average equity           295,826     272,477     239,903     211,007     180,690
Total average assets         3,812,114   3,214,291   2,845,135   2,387,210   2,135,258
Ratios:
  Average equity to
   average assets                 7.76%       8.48%       8.43%       8.84%       8.46%
  Return on average
   equity                        19.44       18.00       18.48       18.68       18.81
  Return on average
   assets                         1.51        l.53        l.56        1.65        1.59

* After retroactive adjustment for all stock dividends and stock splits declared through December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 25 in the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The report of independent auditors and consolidated financial statements on pages 26 through 43 in the Registrant's Annual Report to Shareholders are incorporated herein by reference.

          Quarterly Results of Operations on page 42 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

          Except for information contained in Item X above pertaining to executive officers of the Registrant, the information required by Item 10 is incorporated herein by reference from the Registrant's Proxy Statement relating to the Registrant's 1997 Annual Meeting of Shareholders under the caption "Management of the Company".

ITEM 11.  EXECUTIVE COMPENSATION.

          The information under the caption "Compensation of Management" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information under the captions "Management of the Company" and "Principal Shareholders" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the caption "Certain Transactions with Management" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) The response to this portion of Item 14
and (c)        is submitted as a separate section of this report.

(a)(3)  Listing of Exhibits:


Exhibit No.    Description
-----------    -----------

    3.1 Charter of National Commerce Bancorporation as amended and restated.

    3.2        Bylaws of National Commerce Bancorporation as amended filed as
               Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-6094) and incorporated herein by reference.

    4.1        Specimen Stock Certificate

   10.1 Form of Promissory Notes of NBC payable to The Mallory Partners, filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

   10.2 Employment Agreement as of October 1, 1991, by and between National Bank of Commerce and Bruce E. Campbell, Jr., filed as
               Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1987 (File No. 0-6094) and incorporated herein by reference.

   10.3 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and John S. Evans, filed as Exhibit
               10.6 to the Registrant's Form 10-K for the year ended
               December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

   10.4 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and William R. Reed, Jr., filed as
               Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

   10.5 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Thomas M. Garrott, filed as
               Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

   10.6 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Gary L. Lazarini, filed as
               Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

   10.7 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Mackie H. Gober, filed as
               Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

   10.8        Deferred Compensation Agreement for Thomas M. Garrott, filed as
               Exhibit 10c(2) to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

   10.9 Employment Agreement dated as of July 1, 1994, by and between National Bank of Commerce and Lewis E. Holland filed as
               Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

   10.10 Split Dollar Insurance Plan filed as Exhibit 10c(3) to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

   10.11 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094) and incorporated herein by reference.

   10.12       1982 Incentive Stock Option Plan, as amended. (filed as
               Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1988 (File No. 0-6094)) and incorporated herein by reference.

   10.13 1986 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1987 Annual Meeting of Shareholders and incorporated herein by reference.

   10.14 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders and incorporated herein by reference.

   10.15       Form of Amendment to 1986 Stock Option Plan, filed as
               Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1988 (File No. 0-6094) and incorporated herein by reference.

   10.16 1994 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders and incorporated herein by reference.

   10.17       Resolution authorizing Pension Restoration Plan, filed as
               Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094) and incorporated herein by reference.

   11          Statement re:  Earnings Per Share.

   13          Registrant's 1996 Annual Report to Shareholders.

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

                                       NATIONAL COMMERCE BANCORPORATION
                                       --------------------------------
                                       (Registrant)


                                       /s/ Thomas M. Garrott
                                       --------------------------------
                                       Thomas M. Garrott
                                       Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


March 14, 1997                         /s/ Thomas M. Garrott
--------------                         ----------------------------
Dated                                  Thomas M. Garrott
                                       Chairman of the Board
                                       (Principal Executive Officer)

March 14, 1997                         /s/ Lewis E. Holland
--------------                         ----------------------------
Dated                                  Lewis E. Holland
                                       Executive Vice President, Treasurer,
                                       and Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

/s/ John D. Canale, III                /s/ Frank G. Barton, Jr.
-----------------------------          -----------------------------
Director                               Director

/s/ Rudi E. Scheidt                    /s/ R. Grattan Brown, Jr.
-----------------------------          -----------------------------
Director                               Director

/s/ G. Mark Thompson                   /s/ Bruce E. Campbell, Jr.
-----------------------------          -----------------------------
Director                               Director

/s/ James E. McGehee, Jr.              /s/ Edmond D. Cicala
-----------------------------          -----------------------------
Director                               Director

/s/ Thomas C. Farnsworth, Jr.          /s/ W. Neely Mallory, Jr.
-----------------------------          -----------------------------
Director                               Director

/s/ R. Lee Jenkins                     /s/ Harry J. Phillips, Sr.
-----------------------------          -----------------------------
Director                               Director

/s/ Sidney A. Stewart, Jr.
-----------------------------

                                       Dated:   March 14, 1997
                                                --------------

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2), and (c)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996

                        NATIONAL COMMERCE BANCORPORATION

                               MEMPHIS, TENNESSEE

FORM 10-K -- ITEMS 14(a)(1) and (2)

NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements and report of independent auditors of National Commerce Bancorporation and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

        Report of Independent Auditors

        Consolidated Balance Sheets--December 31, 1996 and 1995

        Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements--December 31, 1996

        Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.