Form 10-Q
period 1997-03-31
NATIONAL COMMERCE BANCORPORATION
filed 1997-05-14
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                         Commission file number 0-6094
                                               -------


                       NATIONAL COMMERCE BANCORPORATION
            ------------------------------------------------------
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

Common Stock, $2 par value -- 24,590,490 shares as of May 8, 1997

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                (In Thousands)

                                                     March 31      Dec. 31
                                                       1997         1996
                                                   -----------   ----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   18,304   $   17,789
     Cash and non-interest bearing deposits           183,451      164,894
     Federal funds sold and securities
      purchased under agreements to resell              4,477       13,219
                                                   ----------   ----------
      Total cash and cash equivalents                 206,232      195,902
                                                   ----------   ----------
Securities:
    Held-to-maturity                                  886,277      817,124
    Available-for-sale                                724,847      700,775
                                                   ----------   ----------
      Total securities                              1,611,124    1,517,899
                                                   ----------   ----------

Trading account securities                             45,411       31,812

Loans:
    Commercial, financial and agricultural            474,902      469,604
    Real estate - construction                        181,091      168,556
    Real estate - mortgage                            634,727      598,277
    Consumer                                        1,110,568    1,088,095
    Lease financing                                    31,888       23,444
    Unearned discounts                                 (1,854)          (3)
                                                   ----------   ----------
      Total loans                                   2,431,322    2,347,973
    Less allowance for loan losses                     36,739       35,514
                                                   ----------   ----------
      Net loans                                     2,394,583    2,312,459
                                                   ----------   ----------

Premises and equipment, net                            22,369       21,799
Broker/dealer customer receivables                     24,808       11,699
Other assets                                          124,635      108,839
                                                   ----------   ----------
    Total assets                                   $4,429,162   $4,200,409
                                                   ==========   ==========

See notes to consolidated financial statements.

-----------------------------------
(In Thousands)

                                                          March 31     Dec. 31
                                                            1997         1996
                                                         ----------   ---------
                                                         (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:

Deposits:
   Non-interest-bearing deposits                         $  334,197   $  352,676
   Money market checking                                    269,332      275,471
   Savings                                                   79,540       79,599
   Money market savings                                     979,770      970,838
   Certificates of deposit less than $100,000               730,878      728,249
   Certificates of deposit of $100,000 or more              572,791      569,597
                                                         ----------   ----------
     Total deposits                                       2,966,508    2,976,430
                                                         ----------   ----------
Federal funds purchased and securities sold
   under agreements to repurchase                           416,477      298,410
Broker/dealer customer payables                               3,628        1,002
Accounts payable and accrued liabilities                     84,664       59,064
Federal Home Loan Bank advances                             429,778      396,109
Long-term debt                                              205,986      156,065
                                                         ----------   ----------
     Total liabilities                                    4,107,041    3,887,080
                                                         ----------   ----------
Stockholders' equity:
Common stock                                                 49,108       48,770
Additional paid-in capital                                   63,753       61,763
Retained earnings                                           211,279      201,566
Unrealized gains (losses) on securities, net of taxes        (2,019)       1,230
                                                         ----------   ----------
     Total stockholders' equity                             322,121      313,329
     Total liabilities and                               ---------    ---------
       stockholders' equity                              $4,429,162   $4,200,409
                                                         ==========   ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                                 For the three months
                                                    ended March 31
                                                 ---------------------
                                                    1997       1996
                                                 ----------  ---------
Interest income:
Loans                                              $53,015     $43,979
Securities:
   Taxable                                          23,278      20,218
   Non-taxable                                       2,317       2,006
Trading account securities                             305         422
Deposits at banks                                      223         226
Other                                                  199         399
                                                   -------     -------
   Total interest income                            79,337      67,250
                                                   -------     -------
Interest expense:
Deposits:
   Money market savings                                943       1,071
   Savings                                             382         441
   Money market savings                             10,349       7,848
   Certificates of deposit less than $100,000        9,950       9,267
   Certificates of deposit $100,000 or more          7,821       6,498
Federal Home Loan Bank advances                      5,082       5,238
Long-term debt                                       2,296         114
Federal funds purchased and securities
  sold under agreements to repurchase                4,657       4,442
                                                   -------     -------
   Total interest expense                           41,480      34,919
                                                   -------     -------
   Net interest income                              37,857      32,331
Provision for loan losses                            3,454       2,842
                                                   -------     -------
   Net interest income after
   provision for loan losses                        34,403      29,489
                                                   -------     -------
Other income:
Trust service income                                 2,234       2,189
Service charges on deposits                          3,851       3,371
Other services charges and fees                      3,144       1,750
Broker/dealer revenue                                2,506       3,581
Securities gains (losses)                               (1)         25
Other income                                         5,861       4,040
                                                   -------     -------
   Total other income                               17,595      14,956
                                                   -------     -------

---------------------------------

                                                  For the three months
                                                     ended March 31
                                                  --------------------
                                                    1997       1996
                                                  ---------  ---------
Other expenses:
Salaries and employee benefits                       13,677     11,977
Occupancy expense                                     2,572      2,350
Furniture and equipment expenses                      1,124        903
FDIC assessment                                          89        110
Other expenses                                       11,492      9,081
                                                    -------    -------
   Total other expenses                              28,954     24,421
                                                    -------    -------
Income before income taxes                           23,044     20,024

Income taxes                                          7,929      6,748
                                                    -------    -------
Net income                                          $15,115    $13,276
                                                    =======    =======

Net income per share of common stock*               $   .30    $   .27

Dividends per share of common stock*                $   .11    $   .10

* Adjusted to reflect 2-for-1 stock split declared April 23, 1997.

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31
                                                                     ----------------------
                                                                        1997        1996
                                                                     ----------  ----------
                                                                         (In Thousands)
Operating activities:
  Net income                                                         $  15,115   $  13,276
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision for loan losses                                           3,454       2,842
     Provision for depreciation and amortization                         1,330       1,028
     Amortization of security premiums and accretion
      of discounts, net                                                     15         (51)
     Deferred income taxes (credit)                                        (19)         98
     (Increase) decrease in trading account securities                 (13,599)        396
     Realized securities (gains) losses                                      1         (24)
     (Increase) decrease in broker/dealer customer receivables         (13,109)      4,032
     (Increase) decrease in interest receivable                         (1,013)      1,845
     (Increase) decrease in other assets                                (6,477)     (9,919)
     Increase in broker/dealer customer payables                         2,626       1,116
     Increase (decrease) in interest payable                               592      (1,326)
     Increase (decrease) in accounts payable and accrued expenses       20,034      11,913
                                                                     ---------   ---------
Net cash provided by (used in) operating activities                      8,950      25,226
                                                                     ---------   ---------
Investing activities:
  Available for sale securities:
     Proceeds from the maturities of securities                          5,894     156,478
     Proceeds from sales of securities                                  29,998     149,690
     Purchases of securities available for sale                        (62,932)   (281,201)
     Purchases of securities held to maturity                          (71,539)   (149,707)
     Net increase (decrease) in loans                                  (85,578)    (55,577)
     Purchase of premises and equipment                                 (1,770)     (1,459)
                                                                     ---------   ---------
Net cash provided by (used in) investing activities                   (185,927)   (181,776)
                                                                     ---------   ---------
Financing activities:
  Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                                   (15,745)      2,167
  Net increase (decrease) in certificates of deposit                     5,823     (20,575)
  Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                      118,067     (57,211)
  Increase (decrease) in long-term debt                                 49,921           0
  Increase (decrease) in Federal Home Loan Bank advances                33,669      32,714
  Proceeds from exercise of stock options                                1,086       2,168
  Issuance of common stock                                                  17       3,583
  Repurchases of common stock                                             (132)     (9,751)
  Cash dividends paid                                                   (5,399)     (4,721)
                                                                     ---------   ---------
Net cash provided by (used in) financing activities                    187,307     (51,626)
                                                                     ---------   ---------
Increase (decrease) in cash and cash equivalents                        10,330    (208,176)
Cash and cash equivalents at beginning of period                       195,902     387,755
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 206,232   $ 179,579
                                                                     =========   =========
Interest paid                                                        $  40,888   $  36,245
Income taxes paid                                                    $   1,203   $   1,739

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                March 31, 1997
                              ------------------
                                  (Unaudited)
                                   ---------

Note A - Basis of Presentation
------------------------------

     The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
-----------------------------

     In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of March 31, 1997 the securities in the "Available for Sale" category included $3,318,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $3,318,000 and $2,019,000 (net of taxes), respectively, at March 31, 1997, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized losses are not included in net income. The fair value of the "Held to Maturity" category was $870.2 million at March 31, 1997.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------

     In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Pass-through Securities ("Capital Securities"). The proceeds of this issue are expected to be used by the Company for general corporate purposes and may be counted as Tier I capital.

Note D - Effect of FASB Statement No. 128
-----------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared.

    This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those comtemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurence of unanticipated events or changes to future results over time.

Financial Condition
-------------------

    Following is a comparison of the March 31, 1997, and December 31, 1996, consolidated balance sheets. In the liability section, total deposits decreased by $10 million or .3%, principally as a result of an $18 million or 5.2% decrease in non-interest bearing deposits and a $6 million or 2.2% decrease in money market checking accounts, reflecting normally higher year-end deposit levels in these deposit categories. Partially offsetting these decreases, money market savings deposits increased $9 million or .9%, certificates of deposit less than $100,000 increased $3 million or .4%, and certificates of deposit $100,000 or more increased $3 million or .6%.

    Federal funds purchased and securities sold under agreements to repurchase increased $118 million or 39.6% from year-end 1996 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $34 million or 8.5% from December 31, 1996. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    Long-term debt increased $50 million, reflecting management's decision to issue Floating Rate Capital Trust Pass-through Securities in March, 1997. The proceeds of this issue are expected to be used by the Company for general corporate purposes and may be counted as Tier 1 capital.

    In the asset section, total gross loans increased by $83 million or 3.5% compared to December 31, 1996 levels. Commercial loans increased by $5 million or 1.1% and real estate construction loans increased by $13 million or reflecting current demand. Consumer loans increased $22 million or 2.1%, reflecting an increased emphasis on promoting indirect automobile loans. Lease financing loans increased $8 million or 36.0% due to the Company's recent purchase of two leasing companies.

    Securities increased by $93 million or 6.1% from year-end 1996. Securities held to maturity increased by $69 million or 8.5%, and securities available for sale increased $24 million or 3.4%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell decreased by $9 million or 66.1% from December 31, 1996 levels, reflecting less excess funds that otherwise were not employed in loans or securities at March 31, 1997.

    Trading account securities increased by $14 million or 42.7% from year-end 1996 levels. This increase reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $13 million or 112.1% and payables increased $3 million or 262.1% reflecting levels of activity.


Results of Operations
---------------------
Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996
--------------------------------------------------------------------------------

    Net income was $15,115,000 for the first quarter of 1997, a 13.9% increase over the $13,276,000 reported for the same period a year earlier. Earnings per share were $.30, compared to $.27 per share in 1996, up 11.1%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $5,357,000 or 15.9% for the first quarter of 1997. This increase reflects an $11,918,000 or 17.4% increase in total interest income that more than offsets a $6,561,000 or 18.8% increase in interest expense. Interest income increased in 1997 due to an increase of $564,514,000 or 16.5% in total average earning assets, and an increase in the yield on average earning assets from 8.07% in the first quarter of 1996 to 8.19% in the first quarter of 1997. The increased volume of earning assets positively impacted interest income by approximately $11,000,000, while the increased yield positively impacted interest income by approximately $1,000,000. Interest expense increased in the first quarter of 1997, reflecting an increase in average interest-bearing liabilities of $562,420,000 or 19.0%, and an increase in the cost of interest-bearing liabilities from 4.74% to 4.77%. The increase in the rate paid on interest-bearing liabilities had a minimal effect on interest expense, and the increase in average outstandings negatively affected interest expense by approximately $7,000,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.97% in first quarter 1997, compared to 3.96% in first quarter of 1996.

    The provision for loan losses in the first quarter of 1997 was $3,454,000, versus $2,842,000 for the first quarter of 1996. Net charge-offs were $2,554,000, or .43% of average loans compared to $1,628,000 or .33% of average loans in 1996. The increased provision was due to possible losses on current loan growth. The allowance for loan losses totaled $36,739,000 at March 31, 1997, representing 1.51% of quarter-end net loans, compared to $30,224,000 or 1.52% of quarter-end net loans at March 31, 1996.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 1997, December 31, 1996, and March 31, 1996 (dollars in thousands):


                                           3-31-97   12-31-96   3-31-96
                                           -------   --------   -------
Non-accrual loans                                0          0         0
Renegotiated loans                               0          0         0
Other real estate                                0          0         0
                                           -------   --------   -------
Total non-earning assets                         0          0         0
                                           =======   ========   =======


                                           3-31-97   12-31-96   3-31-96
                                           -------   --------   -------
Accruing loans past due 90 days or more      4,430      3,482     3,670
Percentage of total loans                      .18%       .15%      .18%

    Non-interest income, excluding securities transactions, totaled $17,596,000 for the quarter, an increase of $2,665,000, or 17.8%, from last year's first quarter. The Company's broker/dealer revenue decreased $1,075,000 versus first quarter 1996, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $3,740,000 or 33.0%. Securities losses totaled $1,000 in first quarter 1997, compared to securities gains of $25,000 in 1996.

    Non-interest expenses (excluding the provision for loan losses) increased by $4,533,000 or 18.6 in first quarter, 1997, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's return on average assets and return on average equity were 1.44% and 19.02% respectively, for first quarter of 1997. These compared with 1996 first quarter returns of 1.47% and 18.14%, respectively.


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

    Total realized stockholders' equity increased by $12,041 from December 31, 1996. Retained earnings accounted for the majority of the increase. Through March 31, 1997, 1,028,428 shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at March 31, 1997.

                                              3-31-97   12-31-96   3-31-96
                                              -------   --------   -------
Total capital to risk-weighted assets          13.91%    12.30%     13.25%
Tier I capital to risk-weighted assets         12.66%    11.05%     12.01%
Tier I capital to assets (leverage ratio)       8.76%     7.33%      8.01%

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.


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

Date  May 14, 1997
    --------------------

EXHIBIT 11.  Computation of Earnings Per Share*
----------------------------------------------

                                                  In Thousands, Except Per Share Data
                                                  ------------------------------------
                                                           Three Months Ended
                                                                Mar. 31
                                                  ------------------------------------
                                                        1997               1996
                                                  -----------------  -----------------
Primary:

Average shares outstanding                                   49,004            49,668

Less leveraged ESOP shares                                        0              (210)
Net effect of the assumed exercise of stock
  options - based on the treasury stock method
  using average market price                                  1,532             1,022
                                                            -------           -------
  Total                                                      50,536            50,480
                                                            =======           =======

Net income                                                  $15,115           $13,276

Per share amount                                            $   .30           $   .27


Fully Diluted:

Average shares outstanding                                   49,004            49,668

Less leveraged ESOP shares                                        0              (210)
Net effect of the assumed exercise of stock
  options - based on the treasury stock method
  using higher of quarter-end and average
  market price                                                1,532             1,248
                                                            -------           -------
                                                             50,536            50,706
                                                            =======           =======
Net income                                                  $15,115           $13,276

Per share amount                                            $   .30           $   .26

* Adjusted to reflect 2-for-1 stock split declared April 23, 1997.