Form 10-Q
period 1997-06-30
NATIONAL COMMERCE BANCORPORATION
filed 1997-08-12
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


                         Commission file number 0-6094
                                               --------

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

    Common Stock, $2 par value -- 48,904,845 shares as of August 8, 1997

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)


                                                     June 30      Dec. 31
                                                      1997         1996
                                                   -----------  -----------
                                                   (unaudited)

           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   17,933   $   17,789
     Cash and non-interest bearing deposits           147,431      164,894
     Federal funds sold and securities
      purchased under agreements to resell             24,639       13,219
                                                   ----------   ----------
      Total cash and cash equivalents                 190,003      195,902
                                                   ----------   ----------
Securities:
    Held-to-maturity                                  882,584      817,124
    Available-for-sale                                733,615      700,775
                                                   ----------   ----------
      Total securities                              1,616,199    1,517,899
                                                   ----------   ----------

Trading account securities                             34,059       31,812

Loans:
    Commercial, financial and agricultural            471,087      469,604
    Real estate - construction                        201,180      168,556
    Real estate - mortgage                            709,384      598,277
    Consumer                                        1,129,488    1,088,095
    Lease financing                                    31,567       23,444
    Unearned discounts                                 (2,054)          (3)
                                                   ----------   ----------
      Total loans                                   2,540,652    2,347,973
    Less allowance for loan losses                     38,110       35,514
                                                   ----------   ----------
      Net loans                                     2,502,542    2,312,459
                                                   ----------   ----------

Premises and equipment, net                            24,039       21,799
Broker/dealer customer receivables                     20,928       11,699
Other assets                                          133,813      108,839
                                                   ----------   ----------
    Total assets                                   $4,521,583   $4,200,409
                                                   ==========   ==========


See notes to consolidated financial statements.

-----------------------------------
(In Thousands)


                                                           June 30     Dec. 31
                                                            1997         1996
                                                         ----------   ---------
                                                         (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:

Deposits:
   Non-interest-bearing deposits                         $  341,992   $  352,676
   Money market checking                                    269,093      275,471
   Savings                                                   81,612       79,599
   Money market savings                                     974,370      970,838
   Certificates of deposit less than $100,000               804,131      728,249
   Certificates of deposit of $100,000 or more              526,347      569,597
                                                         ----------   ----------
     Total deposits                                       2,997,545    2,976,430
                                                         ----------   ----------
Federal funds purchased and securities sold
   under agreements to repurchase                           504,416      298,410
Broker/dealer customer payables                                   0        1,002
Accounts payable and accrued liabilities                     75,939       59,064
Federal Home Loan Bank advances                             404,724      396,109
Long-term debt                                              206,035      156,065
                                                         ----------   ----------
     Total liabilities                                    4,188,659    3,887,080
                                                         ----------   ----------
Stockholders' equity:
Common stock                                                 98,051       48,770
Additional paid-in capital                                   61,191       61,763
Retained earnings                                           172,792      201,566
Unrealized gains (losses) on securities, net of taxes           890        1,230
                                                         ----------   ----------
     Total stockholders' equity                             332,924      313,329
     Total liabilities and                               ---------    ---------
       stockholders' equity                              $4,521,583   $4,200,409
                                                         ==========   ==========


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                        --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)


                                                            For the three months  For the six months
                                                                ended June 30         ended June 30
                                                            --------------------  -------------------
                                                              1997        1996       1997      1996
                                                            ---------  ---------  --------  ---------

Interest income:
Loans                                                         $55,914   $46,163   $108,929  $ 90,142
Securities:
   Taxable                                                     25,219    21,511     48,497    41,729
   Non-taxable                                                  1,434     1,957      3,751     3,963
Trading account securities                                        519       350        824       772
Deposits at banks                                                 233       215        456       441
Other                                                             200       249        399       648
                                                              -------   -------   --------  --------
   Total interest income                                       83,519    70,445    162,856   137,695
                                                              -------   -------   --------  --------
Interest expense:
Deposits:
   Money market savings                                           883     1,000      1,826     2,071
   Savings                                                        408       419        790       860
   Money market savings                                        10,304     8,227     20,653    16,075
   Certificates of deposit less than $100,000                  10,383     8,904     20,333    18,171
   Certificates of deposit $100,000 or more                     7,757     6,822     15,578    13,320
Federal Home Loan Bank advances                                 6,169     6,591     11,251    11,829
Long-term debt                                                  3,190       115      5,486       229
Federal funds purchased and securities
  sold under agreements to repurchase                           5,417     4,537     10,074     8,979
                                                              -------   -------   --------  --------
   Total interest expense                                      44,511    36,615     85,991    71,534
                                                              -------   -------   --------  --------
   Net interest income                                         39,008    33,830     76,865    66,161
Provision for loan losses                                       3,551     4,453      7,005     7,295
                                                              -------   -------   --------  --------
   Net interest income after
   provision for loan losses                                   35,457    29,377     69,860    58,866
                                                              -------   -------   --------  --------
Other income:
Trust service income                                            2,120     2,160      4,354     4,349
Service charges on deposits                                     3,947     3,404      7,798     6,775
Other services charges and fees                                 3,711     2,655      6,855     4,405
Broker/dealer revenue                                           2,226     2,360      4,732     5,941
Securities gains (losses)                                          30      (257)        29      (232)
Other income                                                    6,816     8,539     12,677    12,579
                                                              -------   -------   --------  --------
   Total other income                                          18,850    18,861     36,445    33,817
                                                              -------   -------   --------  --------


---------------------------------


                                                     For the three months    For the six months
                                                         ended June 30         ended June 30
                                                     --------------------    ------------------
                                                       1997           1996      1997      1996
                                                     --------       -------   --------  --------

Other expenses:
Salaries and employee benefits                        14,117         12,076    27,794    24,053
Occupancy expense                                      2,574          2,362     5,146     4,712
Furniture and equipment expenses                       1,174            943     2,298     1,846
FDIC assessment                                          122            109       211       216
Other expenses                                        11,626         11,866    23,118    20,950
                                                     -------        -------   -------   -------
   Total other expenses                               29,613         27,356    58,567    51,777
                                                     -------        -------   -------   -------
Income before income taxes                            24,694         20,882    47,738    40,906

Income taxes                                           8,585          7,119    16,514    13,867
                                                     -------        -------   -------   -------
Net income                                           $16,109        $13,763   $31,224   $27,039
                                                     =======        =======   =======   =======

Net income per share of common stock                 $   .32        $   .27   $   .62   $   .54

Dividends per share of common stock                  $   .11        $   .10   $   .22   $   .19


See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                          For the Six Months
                                                                             Ended June 30
                                                                        -----------------------
                                                                            1997        1996
                                                                        -----------  ----------
                                                                             (In Thousands)

Operating activities:
  Net income                                                               $  31,224   $  27,039
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for loan losses                                                7,005       7,295
      Provision for depreciation and amortization                              2,465       1,849
      Amortization of security premiums and accretion
        of discounts, net                                                         26          (6)
      Deferred income taxes (credit)                                             (19)       (903)
      (Increase) decrease in trading account securities                       (2,247)    (15,400)
      Realized securities (gains) losses                                         (29)        232
      (Increase) decrease in broker/dealer customer receivables               (9,229)     (2,688)
      (Increase) decrease in interest receivable                                (839)     (2,570)
      (Increase) decrease in other assets                                    (24,116)    (13,341)
      Increase (decrease) in broker/dealer customer payables                  (1,002)      3,859
      Increase (decrease) in interest payable                                   (171)        295
      Increase (decrease) in accounts payable and accrued expenses            19,182      19,554
                                                                           ---------   ---------
Net cash provided by (used in) operating activities                           22,250      25,215
                                                                           ---------   ---------
Investing activities:
  Available for sale securities:
      Proceeds from the maturities of securities                              23,071     163,690
      Proceeds from sales of securities                                       78,214     190,215
      Purchases of securities available for sale                            (128,655)   (375,440)
      Purchases of securities held to maturity                               (71,490)   (149,707)
      Net increase (decrease) in loans                                      (197,088)   (207,896)
      Purchase of premises and equipment                                      (4,705)     (1,916)
                                                                           ---------   ---------
Net cash provided by (used in) investing activities                         (300,653)   (381,054)
                                                                           ---------   ---------
Financing activities:
  Net increase (decrease) in demand deposits,
    NOW accounts and savings accounts                                        (11,517)     11,842
  Net increase (decrease) in certificates of deposit                          32,632      54,437
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                           206,006      (5,848)
  Increase (decrease) in long-term debt                                       49,970           0
  Increase (decrease) in Federal Home Loan Bank advances                       8,615     125,966
  Proceeds from exercise of stock options                                      2,212       2,680
  Issuance of common stock                                                        17       3,584
  Repurchases of common stock                                                 (4,616)    (24,181)
  Cash dividends paid                                                        (10,815)     (9,364)
                                                                           ---------   ---------
Net cash provided by (used in) financing activities                          272,504     159,116
                                                                           ---------   ---------
Decrease in cash and cash equivalents                                         (5,899)   (196,723)
Cash and cash equivalents at beginning of period                             195,902     387,755
                                                                           ---------   ---------
Cash and cash equivalents at end of period                                 $ 190,003   $ 191,032
                                                                           =========   =========
Interest paid                                                              $  86,162   $  71,239
Income taxes paid                                                             16,211   $  13,872


                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                 June 30, 1997
                              ------------------
                                  (Unaudited)
                                   ---------

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

Note B - Securities Portfolio
-----------------------------

    In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of June 30, 1997 the securities in the "Available for Sale" category included $1.5 million in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $1.5 million and $890,000 (net of taxes), respectively, at June 30, 1997, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $869.0 million at June 30, 1997.

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

Note D - Effect of FASB Statement No. 128
-----------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended June 30, 1997 and June 30, 1996 is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through June 30, 1997.

    This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those comtemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Financial Condition
-------------------

    Following is a comparison of the June 30, 1997, and December 31, 1996, consolidated balance sheets. In the liability section, total deposits increased by $21 million or .7%, principally as a result of a $76 million or 10.4% increase in certificates of deposit less than $100,000, a $4 million or .4% increase in money market savings accounts, and a $2 million or 2.5% increase in savings accounts. Partially offsetting these increases, non-interest bearing deposits decreased $11 million or 3.0%, and money market checking deposits decreased $6 million or 2.3% reflecting normally higher year-end deposit levels in these deposit categories, and certificates of deposit of $100,000 or more decreased $43 million or 7.6%.

    Federal funds purchased and securities sold under agreements to repurchase increased $206 million or 69.0% from year-end 1996 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $9 million or 2.2% from December 31, 1996. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    Long-term debt increased $50 million or 32.0%, reflecting management's decision to issue floating-rate Capital Trust Pass-through Securities in March, 1997. The proceeds of this issue are expected to be used by the Company for general corporate purposes and may be counted as Tier 1 capital.

    In the asset section, total loans, net of unearned discounts, increased by $193 million or 8.2% compared to December 31, 1996 levels. Commercial loans increased by $1 million or 0.3% and real estate construction loans increased by $33 million or 19.4%, reflecting current demand. Real estate mortgage loans increased by $111 million or 18.6, reflecting an increased emphasis on promoting equity loans. Consumer loans increased $41 million or 3.8%, reflecting an increased emphasis on promoting indirect automobile loans. Lease financing loans increased $8 million or 34.6% due to the Company's recent purchase of two leasing companies.

    Securities increased by $98 million or 6.5% from year-end 1996. Securities

    Securities increased by $98 million or 6.5% from year-end 1996. Securities held to maturity increased by $65 million or 8.0%, and securities available for sale increased $33 million or 4.7%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell increased by $11 million or 86.4% from December 31, 1996 levels, reflecting excess funds that otherwise were not employed in loans or securities at June 30, 1997.

    Trading account securities increased by $2 million or 7.1% from year-end 1996 levels. This increase reflects the trading activity generated by NBC Capital Markets, Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $9 million or 78.9% and payables decreased $1 million or 100.0% reflecting levels of activity.


Results of Operations
---------------------
Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996
--------------------------------------------------------------------------------

    Net income was $16,109,000 for the second quarter of 1997, a 17.0% increase over the $13,763,000 reported for the same period a year earlier. Earnings per share were $.32, compared to $.27 per share in 1996, up 18.5%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $5,040,000 or 14.3% for the second quarter of 1997 compared to second quarter 1996. This increase reflects an $12,936,000 or 18.0% increase in total interest income that more than offsets a $7,896,000 or 21.6% increase in interest expense. Interest income increased in 1997 due to an increase of $598,033,000 or 16.8% in total average earning assets, and an increase in the yield on average earning assets from 8.12% in the second quarter of 1996 to 8.18% in the second quarter of 1997. The increased volume of earning assets positively impacted interest income by approximately $12,000,000, while the increased yield positively impacted interest income by approximately $1,000,000. Interest expense increased in the second quarter of 1997, reflecting an increase in average interest-bearing liabilities of $574,865,000 or 18.5%, and an increase in the cost of interest-bearing liabilities from 4.74% to 4.85%. The increase in the rate paid on interest-bearing liabilities had a minimal effect on interest expense, and the increase in average outstandings negatively affected interest expense by approximately $7,000,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.88% in second quarter 1997, compared to 3.98% in second quarter of 1996.

    The provision for loan losses in the second quarter of 1997 was $3,551,000, versus $4,453,000 for the second quarter of 1996. Net charge-offs were $2,480,000, or .40% of average loans compared to $1,799,000 or .35% of average
loans in 1996.    The allowance for loan losses totaled $38,110,000 at June 30,
1997, representing 1.50% of quarter-end net loans, compared to $32,475,000 or 1.52% of quarter-end net loans at June 30, 1996.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30, 1997, March 31, 1997, and June 30, 1996 (dollars in thousands):


                                           6-30-97  3-31-97   6-30-96
                                           -------  -------   -------

Non-accrual loans                                0         0       0
Renegotiated loans                               0         0       0
Other real estate                                0         0      97
                                           -------   -------   -----
Total non-earning assets                         0         0      97
                                           =======   =======   =====
Loans past due 90 days or more               4,196     4,430   2,561
Percentage of total loans                      .17%      .18%    .12%


    Non-interest income, excluding securities transactions, totaled $18,820,000 for the quarter, an decrease of $298,000, or 1.6%, from last year's second quarter. Included in second quarter, 1996 non-interest income was a pre-tax gain of $2.9 million on the sale of certain assets, primarily loans, of the Company's Commerce Finance subsidiary. Excluding this gain, non-interest income increased $2,602,000 or 16.0% for the second quarter compared to second quarter 1996. The Company's broker/dealer revenue decreased $134,000 versus second quarter 1996, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $2,736,000 or 19.7%. Securities gains totaled $30,000 in second quarter 1997, compared to securities losses of $257,000 in second quarter 1996.

    Non-interest expenses (excluding the provision for loan losses) increased by $2,257,000 or 8.3% in second quarter, 1997, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's return on average assets and return on average equity were 1.46% and 19.38% respectively, for second quarter of 1997. These compared with 1996 second quarter returns of 1.47% and 18.89%, respectively.

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996
--------------------------------------------------------------------------------

    For the six months ended June 30, 1997, net income totaled $31,224,000, a 15.5% increase over the $27,039,000 for the first six months of 1996. Earnings per share were $.62, compared to $.54 for the same period in 1996, a 14.8% increase. For the six-month period, return on average assets and return on average stockholders' equity were $1.45% and 19.21% respectively. These compared with 1996 six month returns of 1.47% and 18.51%.

    Net interest income increased by $10,398,000 or 15.1% for the first six months of 1997. This increase reflects a $24,855,000 or 17.7% increase in total interest income that more than offsets a $14,457,000,000 or 20.2% increase in interest expense. Interest income increased in 1997 due to an increase of $581,274,000 or 16.7% in total average earning assets, partially offset by an increase in the yield on average earning assets from 8.09% in 1996 to 8.19% in 1997. The increased volume of earning assets positively impacted interest income by approximately $23,000,000, and the increased yield positively impacted interest income by approximately $1,000,000. Interest expense increased in the first six months of 1997, reflecting an increase in average interest-bearing liabilities of $568,642,000 or 18.7%, with the cost of interest-bearing liabilities increasing from 4.74% to 4.81% in 1997. The increase in average oustandings negatively impacted interest expense by approximately $13,000,000 while the increased rate negatively impacted expense by approximately $1,000,000. The net interest margin was 3.93% in the first six months of 1997, compared to 3.97% in the first six months of 1996.

    The provision for loan losses for the first six months of 1997 was $7,005,000, versus $7,295,000 for the first six months of 1996. Net charge-offs were $5,034,000, compared to $3,427,000 in 1996.

    Non-interest income, excluding securities transactions, totaled $36,416,000 for the first six months of 1997, compared to a total of $34,049,000 for the first six months of 1996, an increase of 7.0%. Included in 1996 non-interest income was the previously mentioned gain on the sale of certain assets, primarily loans, of the Company's Commerce Finance subsidiary. Excluding this gain, non-interest income increased $5,267,000 or 16.9%. The Company's broker-dealer revenue decreased

$1,209,000 or 20.4%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, fuel card processing income, supermarket sublicence income increased a net of $6,476,000 or 25.7%. Securities gains totaled $29,000 in 1997, compared to $232,000 in securities losses in 1996.

    Non-interest expenses (excluding the provision for loan losses) increased by $6,790,000 or 13.1% for the first six months of 1997. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

    Total realized stockholders' equity increased by $19,935,000 from December 31, 1996. Retained earnings accounted for the majority of the increase.
Through June 30, 1997, 2,262,000 shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at June 30, 1997.



                                              6-30-97    3-31-97   6-30-96
                                              -------    -------   -------

Total capital to risk-weighted assets          13.91%    13.91%     12.22%
Tier I capital to risk-weighted assets         12.65%    12.66%     10.96%
Tier I capital to assets (leverage ratio)       8.58%     8.76%      7.41%


PART II.  OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

    At the Company's Annual Meeting of Shareholders held April 23, 1997, the following proposals were approved by the shareholders of the Company:

    The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to be held in 2000:
John D. Canale, III; R. Lee Jenkins; W. Neely Mallory, Jr.; James E. McGehee, Jr.; and G. Mark Thompson. (18,882,980 shares in favor of the slate of directors; 1,065,739 exceptions; and 101,823 withheld)

    The appointment of Ernst & Young LLP as auditors of the Company for 1997 was ratified. (19,912,063 in favor; 112,545 against; and 25,934 abstained)

    The Company's 1994 Stock Plan was amended and restated. (19,455,853 in favor; 465,888 against; and 128,801 abstained)


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
       a.  Exhibits
           11.  Computation of Earnings per Share
           27.  Financial Data Schedule
       b.  Reports on Form 8-K
           The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)

                                  By  /s/ Lewis E. Holland
                                    --------------------------------------
                                   Lewis E. Holland
                                   Vice Chairman, Treasurer and
                                         Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  August 12, 1997
     ----------------