Form 10-Q
period 1997-09-30
NATIONAL COMMERCE BANCORPORATION
filed 1997-11-12
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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

      Common Stock, $2 par value -- 48,851,969 shares as of November 5, 1997

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                (In Thousands)


                                                                       Sept. 30                   Dec. 31
                                                                          1997                       1996
                                                                      ----------                ----------
                                                                      (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks                      $   18,465                 $   17,789
     Cash and non-interest bearing deposits                             199,129                    164,894
        Federal funds sold and securities
         purchased under agreements to resell                            16,570                     13,219
                                                                     ----------                 ----------
         Total cash and cash equivalents                                234,164                    195,902
                                                                     ----------                 ----------
Securities:
       Held-to-maturity                                                 962,423                    817,124
       Available-for-sale                                               611,626                    700,775
                                                                     ----------                 ----------
         Total securities                                             1,574,049                  1,517,899
                                                                     ----------                 ----------

Trading account securities                                               21,197                     31,812

Loans:
       Commercial, financial and agricultural                           470,950                    469,604
       Real estate - construction                                       218,661                    168,556
       Real estate - mortgage                                           759,112                    598,277
       Consumer                                                       1,130,564                  1,088,095
       Lease financing                                                   30,101                     23,444
       Unearned discounts                                               (2,036)                        (3)
                                                                     ----------                 ----------
         Total loans                                                  2,607,352                  2,347,973
       Less allowance for loan losses                                    39,911                     35,514
                                                                     ----------                 ----------
         Net loans                                                    2,567,441                  2,312,459
                                                                     ----------                 ----------

Premises and equipment, net                                              26,463                     21,799
Broker/dealer customer receivables                                       14,009                     11,699
Other assets                                                            119,637                    108,839
                                                                     ----------                 ----------
       Total assets                                                  $4,556,960                 $4,200,409
                                                                     ==========                 ==========

See notes to consolidated financial statements.

-----------------------------------
(In Thousands)

                                                                      Sept. 30                  Dec. 31
                                                                        1997                      1996
                                                                   -------------              -----------
                                                                    (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:

Deposits:
      Non-interest-bearing deposits                                  $  375,939                $  352,676
      Money market checking                                             259,271                   275,471
      Savings                                                            80,022                    79,599
      Money market savings                                              955,331                   970,838
      Certificates of deposit less than $100,000                        801,222                   728,249
      Certificates of deposit of $100,000 or more                       500,112                   569,597
                                                                     ----------                ----------
        Total deposits                                                2,971,897                 2,976,430
                                                                     ----------                ----------
Federal funds purchased and securities sold
      under agreements to repurchase                                    451,903                   298,410
Broker/dealer customer payables                                               0                     1,002
Accounts payable and accrued liabilities                                157,401                    59,064
Federal Home Loan Bank advances                                         424,837                   396,109
Long-term debt                                                          206,086                   156,065
                                                                     ----------                 ----------
        Total liabilities                                             4,212,124                 3,887,080
                                                                     ----------                 ----------
Stockholders' equity:
Common stock                                                             97,893                    48,770
Additional paid-in capital                                               58,789                    61,763
Retained earnings                                                       185,491                   201,566
Unrealized gains (losses) on securities, net of taxes                     2,663                     1,230
                                                                     ----------                ----------
        Total stockholders' equity                                      344,836                   313,329
        Total liabilities and                                        ----------                ----------
          stockholders' equity                                       $4,556,960                $4,200,409
                                                                     ==========                ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)


                                                     For the three months               For the nine months
                                                        ended Sept. 30                    ended Sept. 30
                                                  --------------------------          -------------------------
                                                    1997              1996              1997              1996
                                                  --------          --------          -------            ------
Interest income:
Loans                                              $59,995           $48,747         $168,924          $138,889
Securities:
   Taxable                                          24,281            20,635           72,778            62,364
   Non-taxable                                       1,870             1,904            5,621             5,867
Trading account securities                             413               446            1,237             1,218
Deposits at banks                                      266               233              722               674
Other                                                  313               455              712             1,103
                                                   -------           -------         --------          --------
   Total interest income                            87,138            72,420          249,994           210,115
                                                   -------           -------         --------          --------
Interest expense:
Deposits:
   Money market savings                                733               945            2,559             3,016
   Savings                                             405               390            1,195             1,250
   Money market savings                             10,392             9,772           31,045            25,847
   Certificates of deposit less than $100,000       11,229             9,570           31,562            27,741
   Certificates of deposit $100,000 or more          7,375             7,535           22,953            20,855
Federal Home Loan Bank advances                      6,215             6,284           17,466            18,113
Long-term debt                                       3,232             1,047            8,718             1,276
Federal funds purchased and securities
  sold under agreements to repurchase                6,402             3,483           16,476            12,462
                                                   -------           -------         --------          --------
   Total interest expense                           45,983            39,026          131,974           110,560
                                                   -------           -------         --------          --------
   Net interest income                              41,155            33,394          118,020            99,555
Provision for loan losses                            4,280             4,149           11,285            11,444
                                                   -------          --------         --------          --------
   Net interest income after
   provision for loan losses                        36,875            29,245          106,735            88,111
                                                   -------          --------         --------          --------
Other income:
Trust service income                                 2,409             2,200            6,763             6,549
Service charges on deposits                          4,394             3,701           12,192            10,476
Other services charges and fees                      4,086             3,234           10,941             7,639
Broker/dealer revenue                                3,158             1,676            7,890             7,617
Securities gains (losses)                                2               194               31              (38)
Other income                                         5,963             7,843           18,640            20,425
                                                   -------          --------         --------          --------
   Total other income                               20,012            18,848           56,457            52,665
                                                   -------          --------         --------          --------

---------------------------------



                                                   For the three months                 For the nine months
                                                      ended Sept. 30                       ended Sept. 30
                                                --------------------------          --------------------------
                                                    1997              1996              1997              1996
                                                    ----              ----              ----              ----
Other expenses:
Salaries and employee benefits                    14,123            11,744            41,917            35,797
Occupancy expense                                  2,581             2,391             7,727             7,103
Furniture and equipment expenses                   1,236             1,067             3,534             3,130
Other expenses                                    11,727            10,377            35,056            31,326
                                                 -------           -------          --------          --------
   Total other expenses                           29,667            25,579            88,234            77,356
                                                 -------           -------          --------          --------
Income before income taxes                        27,220            22,514            74,958            63,420

Income taxes                                       9,175             7,789            25,689            21,656
                                                 -------           -------          --------          --------
Net income                                       $18,045           $14,725          $ 49,269          $ 41,764
                                                 =======           =======          ========          ========

Net income per share of common stock                $.36              $.30              $.97              $.83

Dividends per share of common stock                 $.11              $.10              $.33              $.29


See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                                                          For the Nine Months
                                                                                                             Ended Sept. 30
                                                                                                        ------------------------
                                                                                                          1997            1996
                                                                                                          ----            ----
                                                                                                              (In Thousands)
Operating activities:
     Net income                                                                                          $49,269         $41,764
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                                                          11,285          11,444
       Provision for depreciation and amortization                                                         3,884           2,839
       Amortization of security premiums and accretion
         of discounts, net                                                                                    28               6
       Deferred income taxes (credit)                                                                      (861)             945
       (Increase) decrease in trading account securities                                                  10,615         (5,406)
       Realized securities (gains) losses                                                                   (31)              38
       (Increase) decrease in broker/dealer customer receivables                                         (2,310)           2,843
       (Increase) decrease in interest receivable                                                          3,260             496
       (Increase) decrease in other assets                                                              (13,547)        (22,553)
       Increase (decrease) in broker/dealer customer payables                                            (1,002)         (1,271)
       Increase (decrease) in interest payable                                                             1,137           (662)
       Increase (decrease) in accounts payable and accrued expenses                                       98,728          13,727
                                                                                                        --------         -------
Net cash provided by (used in) operating activities                                                      160,455          44,210
                                                                                                        --------         -------
Investing activities:
     Available for sale securities:
       Proceeds from the maturities of securities                                                        168,886         168,279
       Proceeds from sales of securities                                                                  79,987         274,464
       Purchases of securities available for sale                                                      (128,655)       (375,478)
       Purchases of securities held to maturity                                                        (174,019)       (149,707)
       Net increase (decrease) in loans                                                                (266,267)       (323,472)
       Purchase of premises and equipment                                                                (8,198)         (3,685)
                                                                                                        --------        --------
Net cash provided by (used in) investing activities                                                    (328,266)       (409,599)
                                                                                                        --------        --------
Financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                                                                 (8,021)          99,386
     Net increase (decrease) in certificates of deposit                                                    3,488          84,233
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                                                    153,493       (105,884)
     Increase (decrease) in long-term debt                                                                50,021         149,636
     Increase (decrease) in Federal Home Loan Bank advances                                               28,728        (50,437)
     Proceeds from exercise of stock options                                                               2,987           3,198
     Issuance of common stock                                                                                 53           3,583
     Repurchases of common stock                                                                         (8,481)        (24,180)
     Cash dividends paid                                                                                (16,195)        (13,997)
                                                                                                        --------        --------
Net cash provided by (used in) financing activities                                                      206,073         145,538
                                                                                                        --------        --------
Decrease in cash and cash equivalents                                                                     38,262       (219,851)
Cash and cash equivalents at beginning of period                                                         195,902         387,755
                                                                                                        --------        --------
Cash and cash equivalents at end of period                                                              $234,164        $167,904
                                                                                                        ========        ========
Interest paid                                                                                           $130,837        $111,222
Income taxes paid                                                                                        $23,818         $22,549


                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                               September 30, 1997
                               ------------------
                                   (Unaudited)
                                    ---------

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

Note B - Securities Portfolio
-----------------------------
         In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of September 30, 1997 the securities in the "Available for Sale" category included $4.37 million in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $4.37 million and $2.66 million (net of taxes), respectively, at September 30, 1997, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $956.5 million at September 30, 1997.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------
         In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Pass-through Securities ("Capital Securities"). The proceeds of this issue are being used by the Company for general corporate purposes and may be counted as Tier I capital.

Note D - Effect of FASB Statement No. 128
-----------------------------------------
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

Note E - Effect of FASB Statement No. 131
-----------------------------------------
         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments using the management approach in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------------------
The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through September 30, 1997.

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

Financial Condition
-------------------
         Following is a comparison of the September 30, 1997, and December 31, 1996, consolidated balance sheets. Total deposits decreased by $5 million or
 .2%, principally as a result of a $69 million or 12.2% decrease in certificates of deposit of $100,000 or more, a $16 million or 5.9% decrease in money market checking accounts, and a $16 million or 1.6% decrease in money market savings accounts. Partially offsetting these decreases, non-interest bearing deposits increased $23 million or 6.6% and certificates of deposit less than $100,000 increased $73 million or 10.0%.

         Federal funds purchased and securities sold under agreements to repurchase increased $153 million or 51.4% from year-end 1996 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

         Federal Home Loan Bank advances increased $29 million or 7.3% from December 31, 1996. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

         Long-term debt increased $50 million or 32.1%, reflecting management's decision to issue floating-rate Capital Trust Pass-through Securities in March, 1997. The proceeds of this issue are being used by the Company for general corporate purposes and may be counted as Tier 1 capital.

         Total loans, net of unearned discounts, increased by $259 million or 11.0% compared to December 31, 1996 levels. Commercial loans increased by $1 million or 0.3% and real estate construction loans increased by $50 million or 29.7%, reflecting current demand. Real estate mortgage loans increased by $161 million or 26.9%, reflecting an increased emphasis on promoting home equity loans. Consumer loans increased $42 million or 3.9%, while lease financing loans increased $7 million or 28.4% due to the Company's recent purchase of two leasing companies.

         Securities increased by $56 million or 3.7% from year-end 1996. Securities held to maturity increased by $145.3 million or 17.8%, and securities available for sale decreased $89.1 million or 12.7%, reflecting current portfolio investment strategies, and current market conditions.

         Federal funds sold and securities purchased under agreements to resell increased by $3 million or 25.3% from December 31, 1996 levels, reflecting excess funds that otherwise were not employed in loans or securities at September 30, 1997.

         Trading account securities decreased by $11 million or 33.4% from year-end 1996 levels. This decrease reflects the trading activity generated by NBC Capital Markets, Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

         Broker/dealer customer receivables increased $2 million or 19.7% and payables decreased $1 million or 100.0% reflecting levels of activity.



Results of Operations
---------------------
Three Months Ended September 30, 1997, Compared to Three Months Ended
September 30, 1996
-------------------------------------------------------------------------------

         Net income was $18,045,000 for the third quarter of 1997, a 22.5% increase over the $14,725,000 reported for the same period a year earlier. Earnings per share were $.36, compared to $.30 per share in 1996, up 20.0%.

         Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $7,656,000 or 22.1% for the third quarter of 1997 compared to third quarter 1996. This increase reflects an $14,613,000 or 19.8% increase in total interest income that more than offsets a $6,957,000 or 17.8% increase in interest expense. Interest income increased in 1997 due to an increase of $581,632,000 or 15.9% in total average earning assets, and an increase in the yield on average earning assets from 8.00% in the third quarter of 1996 to 8.25% in the third quarter of 1997. The increased volume of earning assets positively impacted interest income by approximately $12,000,000, while the increased yield positively impacted interest income by approximately $2,600,000. Interest expense increased in the third quarter of 1997, reflecting an increase in average interest-bearing liabilities of $537,820,000 or 16.7%, and an increase in the cost of interest-bearing liabilities from 4.81% to 4.84%. The increase in the rate paid on interest-bearing liabilities had a minimal effect on interest expense, and the increase in average outstandings negatively affected interest expense by approximately $7,000,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.95% in third quarter 1997, compared to 3.76% in third quarter of 1996.

         The provision for loan losses in the third quarter of 1997 was $4,280,000, versus $4,149,000 for the third quarter of 1996. Net charge-offs were $2,479,000, or .38% of average loans compared to $1,797,000 or .33% of average loans in 1996. The allowance for loan losses totaled $39,911,000 at September 30, 1997, representing 1.53% of quarter-end net loans, compared to $34,827,000 or 1.55% of quarter-end net loans at September 30, 1996.

         Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30, 1997, June 30, 1997, and September 30, 1996 (dollars in thousands):


                                                                        9-30-97         6-30-97            9-30-96
                                                                       --------        --------           --------
Non-accrual loans                                                           111               0                  0
Renegotiated loans                                                            0               0                  0
Other real estate                                                            34               0                  0
                                                                            ---              --              -----
Total non-earning assets                                                    145               0                  0
                                                                            ===              ==              =====
Loans past due 90 days or more                                            4,181           4,196              3,068


Percentage of total loans        .16%             .17%            .14%


         Non-interest income, excluding securities transactions, totaled $20,010,000 for the quarter, an increase of $1,356,000, or 7.3%, from last year's third quarter. Included in third quarter, 1996 non-interest income was a pre-tax gain of $1.8 million relating to bank facilities. Excluding this gain, non-interest income increased $3,156,000 or 18.7% for the third quarter compared to third quarter 1996. The Company's broker/dealer revenue decreased $1,482,000 versus third quarter 1996, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $1,674,000 or 11.0%. Securities gains totaled $2,000 in third quarter 1997, compared to securities gains of $194,000 in third quarter 1996.

         Non-interest expenses (excluding the provision for loan losses) increased by $4,088,000 or 16.0% in third quarter, 1997, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

         The Company's return on average assets and return on average equity were 1.60% and 21.38% respectively, for third quarter of 1997. These compared with 1996 third quarter returns of 1.52% and 19.98%, respectively.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

         For the nine months ended September 30, 1997, net income totaled $49,269,000, a 18.0% increase over the $41,764,000 for the first nine months of 1996. Earnings per share were $.97, compared to $.83 for the same period in 1996, a 16.9% increase. For the nine-month period, return on average assets and return on average stockholders' equity were $1.50% and 19.95% respectively. These compared with 1996 nine month returns of 1.49% and 19.01%.

         Net interest income increased by $18,054,000 or 17.4% for the first nine months of 1997. This increase reflects a $39,468,000 or 18.4% increase in total interest income that more than offsets a $21,414,000,000 or 19.4% increase in interest expense. Interest income increased in 1997 due to an increase of $581,393,000 or 16.4% in total average earning assets and an increase in the yield on average earning assets from 8.06% in 1996 to 8.21% in 1997. The increased volume of earning assets positively impacted interest income by approximately $35,000,000, and the increased yield positively impacted interest income by approximately $4,000,000. Interest expense increased in the first nine months of 1997, reflecting an increase in average interest-bearing liabilities of $558,369,000 or 18.0%, with the cost of interest-bearing liabilities increasing from 4.77% to 4.82% in 1997. The increase in average outstandings negatively impacted interest expense by approximately $20,000,000 while the increased rate negatively impacted expense by approximately $1,500,000. The net interest margin was 3.94% in the first nine months of 1997, compared to 3.90% in the first nine months of 1996.

         The provision for loan losses for the first nine months of 1997 was $11,285,000, versus $11,444,000 for the first nine months of 1996. Net charge-offs were $7,513,000, compared to $5,224,000 in 1996.

         Non-interest income, excluding securities transactions, totaled $56,426,000 for the first nine months of 1997, compared to a total of $52,703,000 for the first nine months of 1996, an increase of 7.1%. Included in 1996 non-interest income was a $1.2 million gain on the sale of certain assets, primarily loans, of the Company's Commerce Finance subsidiary, and the previously mentioned $1.8 million gain relating to bank facilities transactions. Excluding these gains, non-interest income increased $6,723,000 or 13.5%. The Company's broker-dealer revenue increased $273,000 or 3.6%, reflecting current market conditions. Other sources of non-interest income, including service charge income, trust service income, fuel card processing income, supermarket sublicence income increased a net of $6,450,000 or

15.3%. Securities gains totaled $31,000 in 1997, compared to $38,000 in securities losses in 1996.

         Non-interest expenses (excluding the provision for loan losses) increased by $10,878,000 or 14.1% for the first nine months of 1997. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

         Total realized stockholders' equity increased by $30,074,000 from December 31, 1996. Retained earnings accounted for the majority of the increase. Through September 30, 1997, 2,428,201 shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996 and are used to fund employee benefit plans.

         The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

         As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 1997.



                                                            9-30-97          6-30-97           9-30-96
                                                            -------          -------           -------
Total capital to risk-weighted assets                        13.73%           13.91%            12.36%
Tier I capital to risk-weighted assets                       12.47%           12.65%            11.11%
Tier I capital to assets (leverage ratio)                     8.50%            8.58%             7.69%

PART II.  OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             11.  Computation of Earnings per Share
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NATIONAL COMMERCE BANCORPORATION
                                          (Registrant)


                                          By  /s/ Lewis E. Holland
                                              ---------------------------------
                                               Lewis E. Holland
                                               Vice Chairman, Treasurer and
                                                       Chief Financial Officer
                                               (Authorized Officer)
                                               (Principal Financial Officer)
Date  November 12, 1997
     --------------------