Form 10-K
period 1997-12-31
NATIONAL COMMERCE BANCORPORATION
filed 1998-03-27
CIK 101844

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      -----------------------------------
                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        December 31, 1997                                      0-6094
        -----------------                                      ------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, was approximately $1,476,550,000.

     The number of shares of common stock outstanding, as of March 6, 1998, was 49,137,390.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form.   X
                         ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual Proxy Statement relating to the 1998 Annual Meeting of Shareholders of National Commerce Bancorporation are incorporated by reference into Part III. Portions of the 1997 National Commerce Bancorporation Annual Report are incorporated by reference into Parts I and II.

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

ITEM 1.  BUSINESS.

NATIONAL COMMERCE BANCORPORATION:

     National Commerce Bancorporation ("NCBC" or "the Company"), a Tennessee corporation, is a bank holding company formed in February 1966 as Tennessee Financial Corporation. The corporate name was changed to United Tennessee Bancshares Corporation in 1970 and the present corporate name was adopted in April 1978. The business of NCBC consists of owning all of the outstanding capital stock of (1) National Bank of Commerce, Memphis, Tennessee ("NBC"), (2) Nashville Bank of Commerce, Nashville, Tennessee ("Nashville" or "the Nashville Bank"), (3) NBC Bank, FSB, Knoxville, Tennessee ("Knoxville" or "the Knoxville Bank"), (4) NBC Bank, FSB, Roanoke, Virginia ("Roanoke"), (5) Commerce Capital Management, Inc., Memphis, Tennessee ("Commerce Capital"), (6) Brooks, Montague & Associates, Inc., Chattanooga, Tennessee ("Brooks Montague") (7) TransPlatinum Service Corp., Nashville, Tennessee ("TransPlatinum") (8) U.S.I. Alliance Corp. ("USI"), Memphis, Tennessee (9) Monroe Properties, Inc. ("Monroe") Memphis, Tennessee and National Commerce Capital Trust I ("Trust I"), Memphis, Tennessee. NCBC provides NBC, Nashville, Knoxville, and Roanoke ("the Banks"), Commerce Capital, Brooks Montague, TransPlatinum, USI, Monroe and Trust I with advice and counsel relating to financial and employee benefit matters, performs certain record-keeping functions relating to compliance with accounting and regulatory requirements and provides assistance in obtaining additional financing.

     NBC furnishes a full range of banking and trust services through 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, two SUPER MONEY MARKET facilities located in Jackson, Tennessee, one SUPER MONEY MARKET facility located in Cleveland, Tennessee and one branch facility in Somerville, Tennessee. NBC has five active, wholly owned, non-banking subsidiaries, Commerce General Corporation ("Commerce General"), Commerce Finance Company ("Commerce Finance"), NBC Capital Markets Group, Inc. ("Capital Markets") NBC Insurance Services, Inc. ("NBC Insurance") and National Commerce Bank Services, Inc. ("NCBS"). Commerce General provides a variety of data processing services to the Banks and other commercial enterprises. Commerce Finance emphasizes second- and third-mortgage loans. Capital Markets was chartered as Commerce Investment Corporation in September 1986 to serve the needs of individual investors as a broker-dealer of investment products, including stocks, bonds, municipal obligations, mutual funds and unit investment trusts. The name was changed to NBC Capital Markets Group, Inc. effective January 1, 1997. NBC Insurance provides life, property and casualty insurance and annuities through NBC's in-store retail banking system. NCBS provides supermarket banking services to other financial institutions.

     The Nashville Bank was organized in September 1985 to operate full-service banking facilities in Kroger supermarkets within the Nashville area. The SUPER MONEY MARKET branches offer a wide variety of personal banking services. The Nashville Bank is a state chartered bank with 22 SUPER MONEY MARKET branch locations and three traditional branches. The Nashville Bank also operates four stand-alone automated teller machines ("ATMs") in the Nashville area.

     The Knoxville Bank was organized in June 1986 as a state chartered bank to operate full-service SUPER MONEY MARKET banking facilities within the Knoxville area. During 1994, the Knoxville Bank was converted to a federally chartered savings bank and expanded into North Carolina. The Knoxville Bank has 14 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area with one branch location in Pigeon Forge, Tennessee, 14 branch locations in the Raleigh-Durham, North Carolina area, five branches in Greensboro, North Carolina, one branch in Greenville, North Carolina, three branches in Winston-Salem, North Carolina, one branch location in Olive Branch, Mississippi, one branch in Southaven, Mississippi and one branch in Paris, Tennessee. The Knoxville Bank has one branch each in the following Georgia locations: Calhoun, Canton, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. The Knoxville Bank also operates one stand-alone ATM in the Knoxville area. The Knoxville Bank also offers loans on an indirect basis through area automobile dealers. The Knoxville Bank has two subsidiaries, Kenesaw Leasing, Inc. and J & S Leasing, Inc., both equipment leasing firms.

     On July 13, 1993, the Company acquired First Federal Savings Bank, a $4.8 million institution located in Belzoni, Mississippi. The name was changed to NBC Bank, FSB, and its business expanded into Virginia. In early 1998, the Belzoni, Mississippi branch was sold and Roanoke now has eight SUPER MONEY MARKET branches in the Roanoke, Virginia area.

     NCBC, through NCBS, has executed SUPER MONEY MARKET sublicense agreements with other financial institutions. Currently, agreements have been executed covering locations in over 48 states and foreign countries, including Peru, Canada, Australia, Chile, Colombia, Guam and Portugal. As of year end, NCBS has assisted various banks with over 1,068 locations through either a license or consulting relationship. The Company has one major competitor in its supermarket branch sublicensing activity. The competitor is a non-financial institution with nationwide operations. On November 7, 1989, the service mark Super Money Market (Stylized) was registered on the U.S. Patent and Trademark Office Principal Register as Reg. No. 1,565,038. This registration presently constitutes prima facie proof that NCBC owns the mark. If certain formalities are observed, the registration will remain in force for 20 years from the date of registration and may be renewed for successive terms of ten years each. On April 2, 1991 the service mark Super Money Market (non-stylized) for banking services was registered on the Supplemental Register under Reg. No. 1,640,085. If certain formalities are observed, registration will remain in force for ten years from the date of registration and may be renewed for successive periods.

     Commerce Capital and Brooks Montague are registered as investment advisors with the Securities and Exchange Commission. The primary function of Monroe Properties, Inc. is to be used in connection with the acquisition of real estate through foreclosure or deed in lieu of foreclosure.

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, Tennessee. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum.

     U.S.I. Alliance Corp. was organized in November 1995, and commenced business in February, 1996. USI primarily leases personal lockboxes in long-term care facilities.

     National Commerce Capital Trust I was organized in March 1997 as a special purpose company to offer floating rate capital trust pass-through securities.

     Substantially all employees of the Company are also employees of one or more of its direct or indirect subsidiaries.

NATIONAL BANK OF COMMERCE:

     From its inception in 1873, and through the granting of its charter as a national bank in 1933, NBC has operated a full-service commercial bank and trust business in metropolitan Memphis, Tennessee. As of December 31, 1997, NBC operated 13 traditional branches and 20 SUPER MONEY MARKET facilities, 17 in metropolitan Memphis and one in Cleveland, Tennessee, two in Jackson, Tennessee and one branch in Somerville, Tennessee. At December 31, 1997, NBC had $2,075,787,000 in deposits and was the third largest bank in the Memphis service area (population approximately 1,000,000) and the sixth largest bank in Tennessee, measured by deposits. Memphis is the largest city in Tennessee and is the center of a diversified distribution, commercial and agricultural area. NBC provides complete banking facilities and services to the Mid-South area through various divisions and departments, described below. The retail banking activity is carried on through the Branch Banking Division, the Money Market Division, the Executive Banking Division, and the Consumer Services Division. NBC's Commercial Banking Group is composed of seven divisions: the Metropolitan Lending Division, the Leasing Division, the Asset Based Lending Division, the Real Estate Lending Division, the National Accounts Division, the Correspondent Banking Division and the Mortgage Lending Division ("NBC Mortgage"). Trust services are provided by the Trust Division. Staff support for NBC is provided by its Human Resource, Marketing, Operations and Financial/Administrative Divisions.

     Retail Services: NBC provides its customers with a variety of retail banking services. Among such services are checking accounts and savings programs, night depository services, safe deposit facilities and several consumer loan programs, including installment loans for the purchase of consumer goods and revolving lines of credit. Customers are provided with current information regarding these services through NBC's marketing program. NBC has installed 48 ATMs (24-hour tellers), including ATMs located at Plough, Inc., Graceland, Methodist Hospital, Memphis International Airport, University of Memphis campus, Southern College of Optometry, Sitel Corporation, an Amoco Station and Rhodes College campus. At year end, consumer loans and leasing activity accounted for approximately 36% of NBC's outstanding loans. NBC participates in the MasterCard and Visa Card Programs, national consumer debit and credit card plans, under which NBC discounts sales drafts (accounts receivable arising from charges made with MasterCard and Visa Cards), without recourse, for participating merchants. NBC also offers a Professional Services Plan, Equity Credit Lines and other credit services for individuals. A monthly revolving credit charge is levied on the purchaser depending on the credit plan desired. At December 31, 1997, NBC had consumer lines of credit totaling $76,091,000. NBC sold substantially all of its credit card portfolio in fourth quarter 1997 and now offers various credit card plans through MBNA Corp.

     Commercial Services: NBC provides a variety of services for commercial enterprises, including checking accounts, certificates of deposit, cash management services, short-term loans for seasonal or working capital purposes, and term loans for fixed assets and expansion purposes. In addition to these general services, NBC also provides accounts receivable and inventory financing, commodity loans and commercial loans tailored to an individual customer's needs. Secured and unsecured commercial loans and commodity loans, at December 31, 1997, accounted for approximately 31% of the loans made by NBC. Real estate construction and long-term mortgage loans (including first mortgage refinance loans) accounted for approximately 33% of NBC's outstanding loans at December 31, 1997.

     Correspondent Banking: NBC has correspondent relationships with approximately 160 banks located in Tennessee, Arkansas, Missouri, Florida, Mississippi, Kentucky, and Alabama to which it provides a range of financial services as well as advice in various fields of banking policy and operations. Aggregate balances of correspondent banks at NBC averaged approximately $45,781,000 in 1997.

     Trust Services: Through its Trust Division, NBC acts as trustee, executor, administrator, guardian, custodian and depository for a number of individuals and corporations. The Bank offers investment advisory services to its customers in addition to portfolio management. At December 31, 1997, the Trust Division administered assets valued at approximately $2,904,000,000.

     International Services: NBC has established 11 accounts with foreign banks, primarily in Europe, to handle international trade relationships. Two foreign banks have accounts with NBC for the same purpose. NBC does not now, nor does it intend to, engage in speculative trading of foreign currencies.

     Non-Bank Subsidiaries: In addition to computer services for NBC, Commerce General offers hospital processing. During the year ended December 31, 1997, approximately 83% of the total revenues of Commerce General were derived from services provided to NBC and 17% from services provided to other customers. NBC Capital Markets Group, Inc. (formerly named Commerce Investment Corporation) provides investment services to individual and institutional investors. In 1991, the institutional investor activity of NBC's Investment Division was merged into Capital Markets. At December 31, 1997, Capital Market's capital totaled $16,733,000. Capital Markets is registered as a broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and is a member of the Security Investor Protection Corporation. Commerce Finance Company was organized in September, 1992 and commenced business in March, 1993 in the consumer finance segment of the retail credit industry as a subsidiary of NCBC. In 1996, the store-front branches and most of the assets of Commerce Finance were sold and Commerce Finance began operating on a more centralized basis with emphasis on second- and third-mortgage loans which come from bank referrals. At December 31, 1997 Commerce Finance had two offices and employed 2 officers and 3 full-time employees. In February, 1997, Commerce Finance became a subsidiary of NBC. NBC Insurance Services, Inc. was organized in January, 1997 and commenced business in March, 1997 to provide life, property and casualty insurance and annuities through NBC's in-store retail banking system. National Commerce Bank Services, Inc. provides supermarket banking services to other financial institutions

     Territory Serviced and Competition: NBC actively competes with other commercial banks in the Memphis trade area in providing a full range of banking services, including demand deposits, time deposits, various types of loans, trust services and other bank-related activities. At December 31, 1997, NBC had $3,206,008,000 in assets. According to December 31, 1997 call reports, one of the other banks in metropolitan Memphis is 4.4 times larger and another is approximately 1.5 times larger than NBC as measured by deposits. However, deposits for that bank include statewide branches, while NBC deposits are
primarily limited to the metropolitan Memphis area.   The Memphis trade area
includes western Tennessee, northern Mississippi, and eastern Arkansas, and NBC considers commercial banks in Little Rock, Arkansas and Jackson, Mississippi, as competitors in addition to Memphis area banks.

In addition, NBC competes with savings and loan associations, finance companies, credit unions, insurance companies, real estate investment trusts, mortgage companies, factoring companies, independent credit card companies and various other financial institutions whose activities correspond with banking functions. See "Supervision and Regulation."

     Employees: As of December 31, 1997, NBC and its subsidiaries employed approximately 193 officers, 514 other full-time employees, 74 part -time employees and 46 peak-time employees. Relations with employees have been good. No employees are covered by collective bargaining agreements. All full-time employees are afforded the benefits of group life and health insurance plans. In addition, the Company has a non-contributory qualified retirement plan and an Employee Stock Ownership Plan ("ESOP"). All employees who have one full year of service are eligible to become participants in the retirement plan. The Company also has a taxable income reduction account ("TIRA") plan which allows employees to defer payment of taxes on an elected percentage of salary up to $10,000 by making contributions to this plan. The Company may also make contributions to this plan for the benefit of participating employees. During 1996, the Company approved a plan to merge the ESOP into the TIRA.

NASHVILLE BANK OF COMMERCE:

     Nashville Bank of Commerce was organized to compete in retail banking in the Nashville trade area. The Nashville Bank operates three traditional branches and 22 SUPER MONEY MARKET facilities located within Kroger stores and four stand-alone ATMs in the Nashville area. At December 31, 1997, the Nashville Bank employed 38 officers, 95 other full-time employees, 18 part-time employees and 24 peak-time employees to provide banking services during the hours when most grocery shopping occurs. Employees of the Nashville Bank are provided with the same benefits that all Company employees have available to them. At December 31, 1997, the Nashville Bank had total consolidated assets of $505,836,000. Nashville Bank of Commerce competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

NBC BANK, FSB (KNOXVILLE):

     The Company organized NBC Bank, FSB (Knoxville) to become competitive in retail banking in the Knoxville area. After its 1994 conversion from a state chartered bank to a federally chartered savings bank, it expanded into North Carolina. The Knoxville Bank has 14 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area with one branch location in Pigeon Forge, Tennessee, 14 branch locations in the Raleigh-Durham, North Carolina area, five branches in Greensboro, North Carolina, one branch in Greenville, North Carolina, three branches in Winston-Salem, North Carolina, one branch location in Olive Branch, Mississippi, one branch in Southaven, Mississippi and one branch in Paris, Tennessee. The Knoxville Bank has one branch each in the following Georgia locations: Calhoun, Canton, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. Like Nashville, the Knoxville Bank employees are provided with the same benefits that all Company employees have available to them. At December 31, 1997, the Knoxville Bank employed 44 officers, 122 other full-time employees, 16 part-time employees and 7 peak-time employees. At year-end 1997, the Knoxville Bank had total assets of $756,076,000. The Knoxville Bank competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

     Non-Bank Subsidiaries: Kenesaw Leasing, Inc, and J & S Leasing, Inc. are both equipment leasing firms. At December 31, 1997 Kenesaw's capital totaled $1,604,000 and J & S's capital was $1,073,000.

NBC BANK, FSB (ROANOKE):

     NBC Bank, FSB was acquired to expand its retail banking activities through supermarket branches in other states. Eight SUPER MONEY MARKET branches are located in Kroger supermarkets in Virginia. At December 31, 1997, Roanoke employed 13 officers, 36 other full-time employees, and 2 part-time employees. The same Company benefits are provided to these employees. At year-end 1997, Roanoke had total assets of $254,236,000. Roanoke competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

COMMERCE CAPITAL MANAGEMENT, INC.:

     Commerce Capital was organized to provide specialized investment management services to individuals, family groups, endowment funds and corporations.
Assets presently managed are approximately $690,000,000. At December 31, 1997, Commerce Capital had 5 full-time employees. Commerce Capital's employees are covered under the same Company benefits. Commerce Capital competes with a number of other investment counselors, insurance companies, banks, and other money managers, many of which are substantially larger.

BROOKS, MONTAGUE & ASSOCIATES, INC.:

     The Company acquired all of the outstanding stock of Brooks, Montague & Associates, Inc. on February 15, 1994. Brooks Montague provides specialized investment management services primarily to individuals, charitable accounts and corporate retirement plans. Assets presently managed are approximately $164,000,000. At December 31, 1997, Brooks Montague had three full-time employees. Brooks Montague's employees are covered under the same Company benefits. Brooks Montague competes primarily with other regionally based investment management firms, many of which are substantially larger.

TRANSPLATINUM SERVICE CORP.:

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, Tennessee. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum. As of December 31, 1997, TransPlatinum had 3 officers, 52 full-time employees, and 10 part-time employees. TransPlatinum competes with larger companies offering similar services on a nation-wide basis.

U.S.I. ALLIANCE CORP.:

     U.S.I. Alliance Corp. commenced formal operations in February of 1996 as a wholly owned subsidiary of NCBC. USI operates and administers a security program in the long-term care industry. The program activities include leasing personal lock boxes, education and training, risk management reduction, and the administration of an 800-number tip line and reward payment system for long-term care facilities. USI Alliance has filed federal and state trademarks in all 50 states for the name "Senior Crimestoppers" and currently does business in all states. At December 31, 1997, USI had 2 officers and 1 other full-time employee.

NATIONAL COMMERCE CAPITAL TRUST I:

     National Commerce Capital Trust I was organized in March 1997 as a special purpose company to offer floating rate capital trust pass-through securities. At December 31, 1997, Trust I had $49,883,827 in outstanding securities issued.

SUPERVISION AND REGULATION

     NCBC and its subsidiaries are subject to a number of federal and state laws and regulations. As a bank holding company, NCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and those activities that the Board considers closely related and incidental to banking. Generally, bank holding companies from any state can now acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Effective January 1, 1991, Tennessee amended its reciprocal interstate banking statute to allow a bank or bank holding company in any other state to acquire a Tennessee bank or bank holding company as long as a Tennessee bank or bank holding would have a similar acquisition opportunity in that state. Effective June 1, 1997 banks also became eligible to branch across state lines by acquisition, merger or de novo, (unless state law would permit such interstate branching at an earlier date), providing certain conditions are met including that applicable state law must expressly permit de novo interstate branching.

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

     Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state law regulate the operations of the Company's banking affiliates, including (1) requiring the maintenance of reserves against deposits, (2) limiting the nature of loans and the interest that may be charged thereon, and (3) restricting investments and other activities. The amount of dividends that the Company's bank affiliates may declare is also limited. Regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits. See Note N of the Notes to Consolidated Financial Statements in the 1997 Annual Report, incorporated herein by reference.

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

     As a national bank, NBC operates under the rules and regulations of the Comptroller of the Currency and is also a member of the Federal Reserve System, subject to provisions of the Federal Reserve Act. The Nashville Bank is a state non-member bank operating under the rules and regulations of the FDIC and the Tennessee Department of Financial Institutions. NBC Bank, FSB (Knoxville) and NBC Bank, FSB (Roanoke), are federally chartered savings banks that are primarily regulated by the Office of Thrift Supervision. The FDIC insures the domestic deposits of all the Banks.

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

STATISTICAL AND OTHER DATA - The following tables set forth selected statistical and other information.
--------------------------------------------------------------------------------
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY: Interest Rates and Interest Differential
The following table sets forth the combined daily average condensed (consolidated) balance sheets of NCBC and an analysis of net interest earnings for each of the three years in the period ended December 31, 1995 through 1997. Interest income and yields on non-taxable investment securities have been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.


                                                        1997                          1996                          1995
                                            ----------------------------  ----------------------------  ---------------------------
                                            Average              Yield/    Average             Yield/   Average              Yield/
                                            Balance   Interest    Rate     Balance   Interest   Rate    Balance   Interest    Rate
                                           ---------- --------  --------  ---------  -------  --------  ---------  -------  -------
                                                                (In Thousands of Dollars)
ASSETS
Interest-earning assets:
Loans:(1)
  Domestic(2)............................  2,513,327   229,866     9.15%  2,130,810  191,860     9.00%  1,718,424  160,980    9.37%
Taxable securities including trading
 account.................................  1,461,883    98,308     6.72   1,296,692   85,597     6.60   1,119,057   75,627    6.76
Non-taxable investment securities(2).....    138,669    11,456     8.26     143,706   11,881     8.27     154,755   13,101    8.47
Federal funds sold and securities
 purchased under agreements to resell....     16,500     1,049     6.36      23,388    1,425     6.09      25,383    1,486    5.85
Time deposits in other banks.............     18,211       974     5.35      16,984      924     5.44      16,881    1,002    5.94
                                           ---------   -------     ----   ---------  -------     ----   ---------  -------    ----
Total interest-earning assets............  4,148,590   341,653     8.24   3,611,580  291,687     8.08   3,034,500  252,196    8.31
                                           ---------   -------     ----   ---------  -------     ----   ---------  -------    ----
Non-interest earning assets:
Cash and due from banks..................    137,251                        119,604                       112,304
Premises & equipment, net................     24,306                         19,160                        17,869
Other assets.............................    132,827                         94,020                        75,448
Allowance for loan losses................    (38,122)                       (32,250)                      (25,830)
                                           ---------                      ---------                     ---------
TOTAL ASSETS.............................  4,404,852                      3,812,114                     3,214,291
                                           =========                      =========                     =========

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding and income on such loans is recognized as received. There were no foreign loans outstanding.

(2) These items are affected by fully taxable-equivalent adjustments. Reference is made to page 29 of the Annual Report to Shareholders for the corresponding unadjusted amounts as presented in the financial statements.

                                                 1997                          1996                            1995
                                     ----------------------------  -----------------------------   ----------------------------
                                     Average              Yield/    Average              Yield/    Average              Yield/
                                     Balance   Interest    Rate     Balance   Interest    Rate     Balance   Interest    Rate
                                     -------   --------  --------   -------   --------  --------   --------  --------   -------
                                                                       (In Thousands of Dollars)
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest bearing liabilities:
Demand deposits.....................   261,931    3,239     1.24%    256,561    3,963     1.54%    247,002    4,843  1.96%
Savings deposits.................... 1,043,212   42,672     4.09     902,148   38,301     4.25     782,714   32,971  4.21
Time deposits....................... 1,321,247   73,248     5.54   1,187,861   65,701     5.53   1,025,093   58,877  5.74
Federal funds purchased and
 securities sold under
 agreements to repurchase...........   445,863   22,665     5.08     336,727   16,546     4.91     264,214   13,482  5.10
Federal Home Loan Bank advances.....   405,308   23,032     5.68     417,316   23,025     5.52     294,833   15,809  5.36
Long-term debt......................   156,152    9,316     5.97      60,284    3,565     5.91       6,382      458  7.18
                                     ---------  -------     ----   ---------  -------     ----   ---------  -------  ----
Total interest bearing liabilities.. 3,633,713  174,172     4.79   3,160,897  151,101     4.78   2,620,238  126,440  4.83
                                     ---------  -------     ----   ---------  -------     ----   ---------  -------  ----
Non-interest bearing liabilities:
Domestic demand deposits............   328,423                       305,989                       284,744
Other...............................    71,109                        49,402                        36,832
Capital Trust Preferred Securities..    38,079
Stockholders' equity................   333,528                       295,826                       272,477
                                     ---------                     ---------                     ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY............... 4,404,852                     3,812,114                     3,214,291
                                     =========                     =========                     =========
Net interest earnings...............            167,481                       140,586                       125,756
                                                =======                       =======                       =======
Net yield on interest-earning
 assets.............................                        4.04%                         3.89%                      4.14%
                                                            ====                          ====                       ====


              INTEREST RATE SENSITIVITY TABLE BY REPRICING DATES

                                            Within    After 3 Mos.   After 6 Mos.    After 1 Yr.                 Non
December 31, 1997                 0-30      31-90     But Within     But Within      But Within     After       Interest
(In Thousands of Dollars)         Days      Days         6 Mos.        1 Year          5 Years      5 Years     Bearing      Total
                                -------    -------    ------------   ------------    -----------    -------     --------     ------
Funding uses:
Loans, net....................   884,663    77,647         117,287        229,038      1,224,515     75,817           -    2,608,967

Securities....................   688,432   110,268         227,026        135,267        245,638    211,523           -    1,618,154

Other earning assets..........   139,634         -               -              -              -          -           -      139,634

 Other assets.................         -         -               -              -              -          -     325,256      325,256

                               ---------   -------         -------        -------      ---------   --------    --------    ---------

  Total funding uses.......... 1,712,729   187,915         344,313        364,305      1,470,153    287,340     325,256    4,692,011

                               ---------   -------         -------        -------      ---------   --------    --------    ---------

Funding sources:
Interest-bearing deposits.....   608,607   278,791         339,206        432,710        787,521    386,659           -    2,833,494

Other borrowings..............   830,354     3,346           4,058          7,928        167,718      6,189           -    1,019,593

Demand deposits...............         -         -               -              -              -          -     417,748      417,748

 Other liabilities............         -         -               -              -              -          -      69,028       69,028

Interest rate swaps...........   (60,000)        -               -              -         60,000          -           -            -

Stockholders' equity..........         -         -               -              -              -          -     352,148      352,148

                               ---------   -------         -------        -------      ---------   --------    --------    ---------

Total funding sources......... 1,378,961   282,137         343,264        440,638      1,015,239    392,848     838,924    4,692,011

                               ---------   -------         -------        -------      ---------   --------    --------
Interest-rate
 sensitivity GAP..............   333,768   (94,222)          1,049        (76,333)       454,914   (105,508)   (513,668)
                               ---------   -------         -------        -------      ---------   --------    --------
Cumulative interest-rate
 sensitivity GAP..............   333,768   239,456         240,595        164,262        619,176    513,668

GAP to total assets...........      7.11%   ( 2.01%)           .02%         (1.63%)         9.70%     (2.25%)    (10.95%)

Cumulative GAP to total
 assets.......................      7.11%     5.10%           5.13%          3.50%         13.20%     10.95%

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

Due to the historical volatility of interest rates, the Company addresses the problem with an Asset Liability Management Committee comprised of senior management personnel from each key banking function. The committee's goal is to stabilize earnings by limiting the gap position between assets and liabilities repricing within one year to 15% of assets. The committee has determined by historical experience and simulation modeling that a gap of 15% will not produce excessive earnings variances in most rate environments. The committee meets regularly to address the current gap position and evaluate the assumptions and projections used to calculate interest rate risk. Company policy states that the six-month cumulative gap shall be no more than 12 percent of total assets and the one-year cumulative gap, no more than 15 percent. At year-end 1997, both six-month and one-year gaps were within these parameters.

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

                                         1997 Compared to 1996                           1996 Compared to 1995
                                    Increase (decrease) Due to (1)                   Increase (decrease) Due to (1)
                             --------------------------------------------   ----------------------------------------------
                             Volume       Rate        Net     Rate/Volume   Volume        Rate         Net     Rate/Volume
                             ------       ----        ---     -----------   -------       ----         ---     -----------
                                                                (In Thousands of Dollars)

Interest earned on:
Loans:(2)
Domestic.....................  34,777       3,228     38,006       574      36,962      (6,082)        30,880   (1,526)
Taxable securities including
  trading account............  11,124       1,588     12,711       198      11,717      (1,747)         9,970     (284)
Non-taxable investment
 securities..................    (411)        (14)      (425)        1        (917)       (303)        (1,220)      22
Federal funds sold and
 securities purchased
  under agreements to
   resell....................    (437)         61       (376)      (19)       (128)         67            (61)      (5)
Time deposits in other banks.      66         (16)        50        (1)          6         (84)           (78)      (1)
                               ------      ------     ------      ----      ------      ------         ------   ------
Total interest earning
 assets......................  45,119       4,847     49,966       753      47,640      (8,149)        39,491   (1,794)
                               ------      ------     ------      ----      ------      ------         ------   ------
Interest paid on:
Demand deposits..............      79        (803)      (724)      (16)        194      (1,074)          (880)     (40)
Savings deposits.............   5,849      (1,478)     4,371      (227)      5,017         313          5,330       48
Time deposits................   7,427         120      7,547        13       8,867      (2,043)         6,824     (342)
Federal funds purchased
  and securities sold under
  agreements to repurchase...   5,528         591      6,119       186       3,545        (481)         3,064     (138)
Federal Home Loan Bank
 advances....................    (662)        669          7       (19)      6,732         484          7,216      196
Long-term debt...............   5,715          36      5,751        58       3,173         (66)         3,107     (685)
                               ------      ------     ------      ----      ------      ------         ------   ------
Total interest bearing
 liabilities.................  23,936        (865)    23,071        (5)     27,528      (2,867)        24,661     (961)
                               ------      ------     ------      ----      ------      ------         ------   ------
Net interest earnings........  21,183       5,712     26,895       758      20,112      (5,282)        14,830      833
                               ======      ======     ======      ====      ======      ======         ======   ======

     (1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts to the change in each.
     (2)  There were no foreign loans outstanding.

SECURITIES PORTFOLIO
--------------------
The following table sets forth the aggregate book value of investment securities at the dates indicated.




                                              December 31
                                    -------------------------------
                                      1997       1996       1995
                                    ---------  ---------  ---------
                                       (in thousands of dollars)

Securities:
U.S. Treasury......................    38,589     30,234     18,582
U.S. Government agencies and
  corporations..................... 1,270,297  1,190,922  1,027,932
States of the U.S. and political
  subdivisions.....................   138,409    140,708    149,975
Other securities...................   170,859    156,035     82,157
                                    ---------  ---------  ---------
              Total................ 1,618,154  1,517,899  1,278,646
                                    =========  =========  =========

The following table sets forth the maturities at December 31, 1997, and the weighted average yields of such securities, all of which are computed on a fully taxable-equivalent basis assuming a tax rate of 35%.


                                                            Maturing
                            -------------------------------------------------------------------------
                                               After 1 But       After 5 But            After
                             Within 1 Year    Within 5 Years    Within 10 Years        10 Years
                            ---------------  ----------------  -----------------  -------------------
                            Amount   Yield   Amount    Yield   Amount    Yield     Amount     Yield
                            -------  ------  -------  -------  -------  --------  --------  ---------

Securities:
U.S. Treasury..............   2,000   6.01%   36,589    6.53%       --       --         --        --
U.S. Government agencies
 and corporations.......... 640,195   6.55   162,050    6.59   439,238     7.27%    28,814      5.77%
States of the U.S. and
 political subdivisions....   4,718  10.17    48,615    7.74    48,984     8.12     36,092      9.07
Other......................  70,837   6.84    19,098    6.64    30,842     6.64     50,082      6.64
                            -------  -----   -------    ----   -------  -------   --------  --------
    Total.................. 717,750          266,352           519,064             114,988
                            =======          =======           =======            ========


LOAN PORTFOLIO
--------------
The following table shows the Company's gross loan distribution at the end of the last five years.

                                                   December 31
                              -----------------------------------------------------
                                1997       1996       1995       1994       1993
                                ----       ----       ----       ----       ----
                                            (in thousands of dollars)

Commercial, financial,
  and agricultural...........   512,534    466,830    399,580    356,035    350,539
Real estate - construction...   241,334    170,188    122,720     91,424     66,929
Real estate - mortgage.......   781,826    602,064    520,657    501,489    429,544
Consumer(1)(2)............... 1,045,420  1,086,104    871,407    630,927    535,417
Lease financing..............    30,046     22,790     18,678     14,818     13,870
                              ---------  ---------  ---------  ---------  ---------
     Total................... 2,611,160  2,347,976  1,933,042  1,594,693  1,396,299
                              =========  =========  =========  =========  =========

(1)Included within "Consumer" loans are revolving lines of credit secured by home equities.
(2)The Company sold approximately $63 million or substantially all of its credit card receivables in fourth quarter 1997.

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                         Maturing
                              Within   After 1 But    After
                              1 Year   Within 5 Yrs  5 Years   Total
                              -------  ------------  -------  -------
                                     (in thousands of dollars)
Commercial, financial,
  and agricultural...........  84,776       190,678  237,080  512,534
Real estate - construction...  21,362       148,070   71,902  241,334
                              -------  ------------  -------  -------
     Total................... 106,138       338,748  308,982  753,868
                              =======  ============  =======  =======


The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and leasing financing) due after one year classified, according to the sensitivity to changes in interest rates as of December 31, 1997.

                                               After 1 but      After
                                               Within 5 Yrs    5 Years
                                              --------------  ---------
                                              (in thousands of dollars)
Predetermined interest rate................      67,321        168,638
Floating or adjustable interest rates......     271,427        140,344
                                                -------        -------
     Total.................................     338,748        308,982
                                                =======        =======

NONACCRUAL, PAST DUE, AND RESTRUCTURED
--------------------------------------
The following table summarizes the Company's nonaccrual, past due, and restructured loans (all of which are domestic):

                                      December 31
                           ---------------------------------
                           1997   1996   1995   1994   1993
                           -----  -----  -----  -----  -----
                               (in thousands of dollars)

Nonaccrual loans..........    --     --     --     --     --
Accruing loans past due
  90 days or more......... 3,134  3,482  3,252  2,432  2,063

Non-performing
  restructured loans......    --     --     --     --     --
Performing restructured...    --     --     --     --  1,984

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

Potential Problem Loans
-----------------------

At December 31, 1997, the Company had no problem loans for which payments were being made, but the borrowers currently were experiencing severe financial difficulties. Any such loans would be subject to constant management attention and their classification would be reviewed monthly.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

This table summarizes the Company's loan loss experience for each of the five years ended December 31, 1997. There were no foreign loans.

                                          Year Ended December 31
                                -------------------------------------------
                                 1997     1996     1995     1994     1993
                                -------  -------  -------  -------  -------
                                         (in thousands of dollars)

Balance at beginning
 of period..................... 35,514   29,010   24,310   21,467   17,356
Charge-offs:
 Commercial, financial,
  and agricultural.............    250       12        1      442    1,167
 Real estate - construction....     95       70      199     2122      652
 Real estate - mortgage........    222       74       97      232      207
 Consumer...................... 10,850    8,270    5,366    4,088    3,783
 Lease financing...............  1,382    1,912    1,586    1,500   1,0131
                                ------   ------   ------   ------   ------
  Total charge-offs............ 12,799   10,338    7,249    6,474    6,840
                                ------   ------   ------   ------   ------
Recoveries of loans
previously charged-off:
 Commercial, financial,
  and agricultural.............     73       20       55       47      420
 Real estate - construction....     57      244       44       83      359
 Real estate - mortgage........     33       61       73      121       47
 Consumer......................  2,221    1,965    1,509    1,494    1,237
 Lease financing...............    560      533      518      495      474
                                ------   ------   ------   ------   ------
  Total recoveries.............  2,944    2,823    2,199    2,240    2,537
                                ------   ------   ------   ------   ------
Net charge-offs................  9,855    7,515    5,050    4,234    4,303
Increase due to acquisition....    625      288        -        -       22
Decrease due to loan sale......      -     (403)       -        -        -
Provision for loan losses(1)... 17,013   14,134    9,750    7,077    8,392
                                ------   ------   ------   ------   ------
Balance at end of period....... 43,297   35,514   29,010   24,310   21,467
                                ======   ======   ======   ======   ======
Ratio of net-charge-offs to
 average loans outstanding
 during the period.............    .39%     .35%     .29%     .28%     .34%


(1) The factors which influenced management's judgment in determining the amount of the provision for loan losses charged to operating expense included the results of a credit review of the loan portfolio, past loan loss experience, current economic conditions and other factors, all of which formed a basis for determining the adequacy of the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses incurred within the following categories of loans for each for the five years indicated.

                                                                      December 31
                             ---------------------------------------------------------------------------------------------
                                       1997               1996               1995               1994               1993
                                      ------             ------             ------             ------             ------
                                      Percent            Percent            Percent            Percent            Percent
                                     of loans           of loans           of loans           of loans           of loans
                             Amount   in each   Amount   in each   Amount   in each   Amount   in each   Amount   in each
                               of    category     of    category     of    category     of    category     of    category
                             allow-  to total   allow-  to total   allow-  to total   allow-  to total   allow-  to total
                               ance     loans     ance     loans     ance     loans     ance     loans     ance     loans
                             ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                              (in thousands of dollars)
Commercial, financial,
 and agricultural...........  8,659        20%   7,813        20%   7,264        21%   6,887        22%   6,622        25%

Real estate:
 Construction...............  4,330         9    3,196         7    3,006         6    2,731         6    2,644         5
 Mortgage...................  6,495        30    5,327        26    3,567        27    3,352        31    3,277        31

Consumer.................... 21,649        40   17,402        46   12,737        45    9,457        40    7,716        38
Lease financing.............  2,164         1    1,776         1    2,436         1    1,883         1    1,208         1
                             ------       ---   ------       ---   ------       ---   ------       ---   ------       ---
  Total..................... 43,297       100%  35,514       100%  29,010       100%  24,310       100%  21,467       100%
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

                                                       Year Ended December 31
                                        ----------------------------------------------------
                                                   1997                    1996        1995
                                                   -----             ----------------  -----
                                         Amount    Rate    Amount    Rate    Amount    Rate
                                        ---------  -----  ---------  -----  ---------  -----
                                                     (in thousands of dollars)

Non-interest bearing demand deposits...   328,423     -     305,989     -     284,744     -
Interest bearing demand deposits.......   261,931  1.24%    256,561  1.54%    247,002  1.96%
Savings deposits....................... 1,043,212  4.09     902,148  4.25     782,714  4.21
Time deposits.......................... 1,321,247  5.54   1,187,861  5.53   1,025,093  5.74
                                        ---------  ----   ---------  ----   ---------  ----
     Total............................. 2,954,813         2,652,559         2,339,553
                                        =========         =========         =========


At December 31, 1997, outstanding maturities of time deposits of $100,000 or more issued by domestic offices (which consist entirely of time certificates of deposit) are summarized below (in thousands of dollars):


Time remaining until maturity                                       Amount
-----------------------------                                       ------
3 months or less.................................................  317,359
Over 3 through 6 months..........................................  164,686
Over 6 through 12 months.........................................  135,535
Over 12 months...................................................    3,284
                                                                   -------
   Total.........................................................  620,864
                                                                   =======

RETURN ON EQUITY AND ON TOTAL ASSETS
------------------------------------

The following table shows consolidated operating and capital ratios for the Company for each of the last three years.


                                                                  Year Ended December 31
                                                                -----------------------------
                                                                 1997       1996        1995
                                                                -------     -----       -----
Return on average total assets................................   1.58%      1.51%       1.53%
Return on average equity*.....................................  20.92%     19.44%      18.00%
Dividend payout percent.......................................  33.33%     34.35%      36.08%
Average equity to assets percent..............................   7.57%      7.76%       8.48%
Tier 1 capital to total assets (leverage ratio)...............   8.69%      7.66%       7.91%
Tier 1 capital to risk-weighted assets........................  12.61%     11.05%      12.30%
Total capital to risk-weighted assets.........................  13.86%     12.30%      13.52%

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

                                                            Year Ended December 31
                                                        --------------------------------
                                                          1997        1996        1995
                                                        --------    --------    --------
                                                             (In Thousands of Dollars)
Federal funds purchased and securities
sold under agreements to repurchase:
    Balance at year-end...............................  423,573      298,410      404,746
    Weighted average interest rate
        payable at year-end...........................     5.04%        5.09%        5.46%
    Maximum amount outstanding
        at any month end..............................  540,622      398,898      404,746
    Average outstanding balance
        (total daily outstanding
        principal balance divided
        by 365).......................................  445,863      336,727      264,214
    Weighted average interest rate
         (related interest expense
        divided by the average
        outstanding balance)..........................     5.08%        4.91%        5.10%

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

      Other Offices: As of December 31, 1997, NBC operated 13 traditional branches (including the main office branch) and 16 SUPER MONEY MARKET branch facilities in Shelby County, Tennessee; one traditional branch in Somerville, Tennessee; one Super Money Market in Cleveland, Tennessee; and two in Jackson, Tennessee. NBC intends to continue opening branches at such time and places as management deems prudent and feasible, subject to approval of regulatory authorities.

      Nine of the 14 traditional branches operated by NBC are leased. In addition, the building housing one branch is owned by NBC but subject to a ground lease. Leases on the 10 branches have remaining terms ranging from one month to 21 years (excluding renewal options). The average unexpired portion of the lease terms at December 31, 1996 is 7 years, including ground leases. The remaining four branches are owned in fee. Aggregate annual rentals on the 9 leased branch properties including NBC space in Commerce Square Complex, the SUPER MONEY MARKET branch facilities and the free-standing ATM locations amounted to approximately $3,346,000 at December 31, 1997.

      Commerce General occupies approximately 9,700 square feet of NBC's space in the Complex and pays approximately $131,000 per year for this space. NBC Capital Markets Group, Inc. occupies approximately 12,7000 square feet of NBC's space in the Complex and pays approximately $167,000 per year for this space. Additionally, Commerce Capital leases approximately 2,900 square feet in the Complex totaling approximately $54,219 in annual rent in 1997. Brooks Montague leases approximately 1,200 square feet in a Chattanooga building totaling approximately $14,400 in annual rent in 1997.

      Nashville Bank has been granted the right to operate branches in area Kroger stores. Initial terms of the license agreements are for one year, with multiple renewal options. In 1997, Nashville paid approximately $819,000 for licensed space and administrative office space.

      NBC Bank, FSB (Knoxville) also has been granted the right to operate branches in area Kroger stores in the Knoxville, Tennessee; Raleigh/Durham, North Carolina; Greensboro, North Carolina; Winston-Salem, North Carolina; and North Georgia areas. Initial terms of the license agreements are for one year, with multiple renewal options. In 1997, Knoxville paid approximately $1,143,000 for licensed space and administrative office space.

      NBC Bank, FSB (Roanoke) has been granted the right to operate branches in area Kroger stores in Roanoke, Virginia and Blacksburg, Virginia. Initial terms of the license agreements are for one year, with multiple renewal options. In 1997, FSB paid approximately $249,000 for licensed and leased space.

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

ITEM 3.  LEGAL PROCEEDINGS.

           Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

         Name         Age       Office Held
         ----         ---       ------------
Thomas M. Garrott      60  Chairman of the Board, President, Chief Executive
                           Officer and Director of the Company and Chairman of
                           the Board, Chief Executive Officer and Director of
                           NBC, Director of National Commerce Bank Services,
                           Inc., Commerce Capital, Commerce General, and Brooks
                           Montague

Lewis E. Holland       55  Vice Chairman, Treasurer and Chief Financial Officer
                           of the Company and President and Director of NBC,
                           Chairman of the Board of Commerce Capital Management,
                           Inc., Director of Brooks Montague, National Commerce
                           Bank Services, NBC Capital Markets and Kenesaw
                           Leasing, Inc. and J&S Leasing, Inc., USI Alliance
                           Corp., and TransPlatinum Service Corp.

William R. Reed, Jr.   51  Vice Chairman of the Company; Director of NBC,
                           Chairman and CEO of Nashville Bank of Commerce, NBC
                           Bank, FSB (Knoxville) and NBC Bank, FSB (Roanoke),
                           Chairman of NBC Insurance Services, Inc., Director of
                           Kenesaw Leasing


Gary L. Lazarini       56  Executive Vice President of NBC, Investments and
                           Chairman of NBC Capital Markets Group, Inc., Director
                           of Commerce Capital
Mackie H. Gober        51  Executive Vice President of NCBC, Director of NBC and
                           NCBS, Chairman and Director of Commerce Finance
                           Company and Commerce General Corporation

Gus B. Denton          57  Secretary of the Company and Executive Vice President
                           and Secretary of NBC, Director of Commerce General
                           Corporation
Tom W. Scott           54  President of Commerce General Corporation, Director
                           of TransPlatinum Service Corp.

Jacques D. Driscoll    38  Senior Vice President of Marketing of the Company

Of the foregoing officers, Messrs. Garrott, Holland, and Reed are also a directors of the Company.

     The above officers have served in the capacities shown for more than five years except for the following:

     Mr. Garrott became Chairman of the Board, President, and

Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of NBC in May 1993. Prior to that time, he served as President and Chief Operating Officer of the Company and NBC.

     Mr. Holland was elected Vice Chairman and Director of the Company in June 1997. He was Executive Vice President of the Company from August 1995 until June 1997. He was elected Treasurer of the Company in June 1995 and elected Vice President and Chief Financial Officer of the Company and Director of NBC effective July 1994. He was elected President of NBC effective January 1998 and director of NBC effective July 1994. He has been director of Commerce Capital since January 1995, Brooks Montague since July 1995, NCBS since January 1996, USI since February 1996, TransPlatinum since March 1996, Kenesaw Leasing since July 1997 and both J&S and NBC Insurance since January 1997. He was Vice Chairman and Chief Financial Officer of NBC from July 1994 until June 1995 and was Executive Vice President of NBC from June 1995 until August 1995. Prior to that time, he was a partner with Ernst & Young LLP.

     Mr. Reed was elected Vice Chairman and Director of the Company in June 1997 and was Executive Vice President of the Company from August 1995 until June 1997; was Chairman and President of Commerce Finance Company from January 1996 until January 1998. He was Vice Chairman of NBC from January, 1992 to August 1995 and prior to that he was Executive Vice President of NBC from May 1988. He has been Chairman of the Board and Director of NBC Bank, FSB (Knoxville) since July 1986, President since May 1988, and Chief Executive Officer from November 1994 to May 1995. Mr. Reed has been President and Director of Nashville Bank of Commerce since September 1985, Chairman of the Board from May 1988 to May 1995 and Chief Executive Officer since November 1994. He has been Chairman and Chief Executive Officer of NBC Bank, FSB (Roanoke) since July 1994. He was President of NBC Bank, FSB (Roanoke) from July 1994 to January 1996.

     Mr. Lazarini was elected Executive Vice President of NBC in January, 1992, and prior to that time was Senior Vice President. He has served as Chairman of the Board of NBC Capital Markets Group, Inc. since January 1991 and was President since from 1995 until November 1996.

     Mr. Gober was elected Executive Vice President of the Company in January 1998 and was President of NBC from August 1995 until January 1998. He was Executive Vice President and Retail Credit Group Head of NBC from January 1992 until August 1995. He was elected Chairman of Commerce Finance Company in January 1998 and was President of Commerce Finance Company from September 1992 until August 1995.

     Mr. Denton was elected Secretary of the Company in June 1995.

     Mr. Driscoll was elected Senior Vice President of Marketing of the Company in September 1996. Prior to that time he was President of First Insurance from 1995 until 1996, Group Manager of First Bank System from 1994 to 1995, and Sales and Marketing Manager of First Bank System from 1993 to 1994.

                                   PART II.


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           Market quotations for the Company's common stock and cash dividends per share, as restated to give retroactive recognition to all stock dividends and stock splits, are as follows:

                             Fourth  Third   Second  First
                             ------  ------  ------  ------

           1997:
           High............. $35.75  $27.63  $23.63  $23.00
           Low..............  27.19   22.88   19.25   17.88
           Cash dividends...    .13     .11     .11     .11
           1996:
           High............. $19.19  $16.75  $15.88  $15.50
           Low..............  16.63   15.50   14.88   12.75
           Cash dividends...    .11     .10     .10     .10

           The Company's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in the table were obtained from Nasdaq and represent the high and low closing sales prices. At December 31, 1997, there were approximately 2,800 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA.
           Not Covered by Auditors' Report
           In Thousands of Dollars, Except Per Share and Ratio Data


                                   1997         1996         1995         1994         1993
                                -----------  -----------  -----------  -----------  -----------
Net interest income............ $  162,821   $  135,466   $  120,025   $  110,021   $  100,393
Net income.....................     69,780       57,513       49,035       44,342       39,406
Per common share data:*
  Basic earnings per share.....       1.42         1.17          .99          .91          .81
  Diluted earnings per share...       1.38         1.15          .97          .89          .79
  Cash dividends declared......        .46          .40          .35          .31          .28
  Book value...................       7.21         6.43         5.98         4.57         4.82
Total average equity...........    333,528      295,826      272,477      239,903      211,007
Total average assets...........  4,404,852    3,812,114    3,214,291    2,845,135    2,387,210
Average debt:
  Federal Home Loan
    Bank advances..............    405,308      417,316      294,833      262,125      139,533
  Other borrowed funds
    and long term debt.........    156,152       60,284        6,382        6,384        6,372
  Capital trust pass-
    through securities.........     38,079            -            -            -            -
Ratios:
  Average equity to
   average assets..............       7.57%        7.76%        8.48%        8.43%        8.84%
  Return on average
   equity......................      20.92        19.44        18.00        18.48        18.68
  Return on average
   assets......................       1.58         1.51         l.53         l.56         1.65

* After retroactive adjustment for all stock dividends and stock splits declared through December 31, 1997. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 27 in the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The report of independent auditors and consolidated financial statements on pages 28 through 44 in the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

           Quarterly Results of Operations on page 44 of the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not Applicable.

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

           Except for information contained in Item X above pertaining to executive officers of the Registrant, the information required by
           Item 10 is incorporated herein by reference from the Registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Shareholders under the caption "Management of the Company".

ITEM 11.   EXECUTIVE COMPENSATION.

           The information under the caption "Compensation of Management and Other Information" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information under the captions "Management of the Company" and "Principal Shareholders" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information under the caption "Certain Transactions with Directors and Management" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)               The response to this portion of Item 14 is
    and (c)                  submitted as a separate section of this report.

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

                   4.1 Specimen Stock Certificate filed as Exhibit 4.1 to the Registrant's Form 10-K for the year ended
                                December 31, 1996 (File No. 0-6094) and
                                incorporated herein by reference.

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

                  10.18         Employment Agreement dated as of August 19,
                                1996, by and between National Commerce
                                Bancorporation and Jacques Driscoll.

                  13            Registrant's 1997 Annual Report to Shareholders.

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

                                   NATIONAL COMMERCE BANCORPORATION
                                   --------------------------------
                                   (Registrant)

                                   /s/ Thomas M. Garrott
                                   ----------------------------
                                       Thomas M. Garrott
                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 12, 1998                        /s/ Thomas M. Garrott
--------------                        ----------------------------
Dated                                     Thomas M. Garrott
                                          Chairman of the Board
                                          (Principal Executive Officer)

March 12, 1998                        /s/ Lewis E. Holland
--------------                        ----------------------------
Dated                                     Lewis E. Holland
                                          Vice Chairman, Treasurer, and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)



/s/ G. Mark Thompson                  /s/ Lewis E. Holland
-----------------------------         -----------------------------
Director                              Director

/s/ R. Grattan Brown, Jr.
-----------------------------
Director

/s/ James E. McGehee, Jr.
-----------------------------
Director

/s/ William R. Reed, Jr.
-----------------------------
Director

/s/ Harry J. Phillips, Sr.
-----------------------------
Director

/s/ Bruce E. Campbell, Jr.
-----------------------------
Director

/s/ Thomas C. Farnsworth, Jr.
-----------------------------
Director
                                       Dated:   March 12, 1998
                                                --------------

                          ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a)(1) and (2), and (c)

                         LIST OF FINANCIAL STATEMENTS

                               CERTAIN EXHIBITS

                         YEAR ENDED DECEMBER 31, 1997

                       NATIONAL COMMERCE BANCORPORATION

                              MEMPHIS, TENNESSEE

FORM 10-K -- ITEMS 14(a)(1) and (2)

NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements and report of independent auditors of National Commerce Bancorporation and Subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets--December 31, 1997 and 1996

     Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements--December 31, 1997

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                 EXHIBIT INDEX




Exhibit          Description of Exhibit
-------         -------------------------


3.1             Charter of National Commerce
                Bancorporation as amended and
                restated.

3.2             Bylaws of National Commerce
                Bancorporation as amended filed as
                Exhibit 3.2 to the Registrant's
                Form 10-K for the year ended
                December 31, 1995 (File No. 0-6094).

4.1             Specimen Stock Certificate filed as
                Exhibit 4.1 to the Registrant's
                Form 10-K for the year ended
                December 31, 1996 (File No. 0-6094).

10.1            Form of Promissory Notes of National
                Bank of Commerce payable to The Mallory
                Partners filed as Exhibit 10.1 to
                the Registrant's Form 10-K for the
                year ended December 31, 1987
                (File No. 0-6094).

10.2            Employment Agreement dated as of
                October 1, 1991, by and between
                National Bank of Commerce and
                Bruce E. Campbell, Jr. filed as
                Exhibit 10.5 to the Registrant's Form
                10-K for the year ended December 31, 1992
                (File No. 0-6094).

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

10.9            Lewis E. Holland, filed as
                Exhibit 10.14 to the Registrant's
                Form 10-K for the year ended
                December 31, 1994 (File No. 0-6094).

10.10           Split Dollar Insurance Plan filed
                as Exhibit 10c(3) to the Registrant's
                Form 10-K for the year ended
                December 31, 1984 (File No. 0-6094).

10.11           Bonus Incentive Plan, filed as
                Exhibit 10c(1) to the Registrant's
                Form 10-K for the year ended
                December 31, 1980 (File No. 0-6094).

10.12           1982 Incentive Stock Option Plan, as
                amended, filed as Exhibit 10.8 to the
                Registrant's Form 10-K for the year
                ended December 31, 1988
                (File No. 0-6094).

10.13           1986 Stock Option Plan, filed as
                Exhibit A to the Registrant's Proxy
                Statement for the 1987 Annual Meeting
                of Shareholders.

10.14           1990 Stock Plan, filed as Exhibit A
                to the Registrant's Proxy Statement
                for the 1990 Annual Meeting of
                Shareholders.

10.15           Form of Amendment to 1986 Stock Option
                Plan, filed as Exhibit 10.10 to the
                Registrant's Form 10-K for the year
                ended December 31, 1988 (File No. 0-6094).

10.16           1994 Stock Plan, filed as Exhibit A to the
                Registrant's Proxy Statement for the 1994
                Annual Meeting of Shareholders.

10.17           Resolution authorizing Pension Restoration
                Plan, filed as Exhibit 10(c)(7) to the
                Registrant's Form 10-K for the year
                ended December 31, 1986 (File No. 0-6094).

10.18           Employment Agreement dated as of
                August 19, 1996, by and between
                National Commerce Bancorporation and
                Jacques Driscoll.

13              Registrant's 1997 Annual Report to
                Shareholders.

21              Subsidiaries of the Registrant.

23              Consent of Independent Auditors.

27              Financial Data Schedule

*  incorporated herein by reference