Form 10-Q
period 1998-03-31
NATIONAL COMMERCE BANCORPORATION
filed 1998-05-14
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

    Common Stock, $2 par value -- 50,054,180 shares as of April 30, 1998

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)


                                                 March 31      Dec. 31
                                                   1998         1997
                                                -----------  -----------
                                                (unaudited)
     ASSETS
Cash and cash equivalents:
 Interest-bearing deposits with other banks     $   17,704   $   18,293
 Cash and non-interest bearing deposits            216,050      206,191
  Federal funds sold and securities
   purchased under agreements to resell             54,923       23,009
                                                ----------   ----------
    Total cash and cash equivalents                288,677      247,493
                                                ----------   ----------
Securities:
 Held-to-maturity                                1,254,194    1,210,071
 Available-for-sale                                541,840      408,083
                                                ----------   ----------
    Total securities                             1,796,034    1,618,154
                                                ----------   ----------

Trading account securities                          52,049       98,332

Loans:
 Commercial, financial and agricultural            517,937      512,534
 Real estate - construction                        229,514      241,334
 Real estate - mortgage                            870,937      781,826
 Consumer                                        1,073,666    1,045,420
 Lease financing                                    29,505       30,046
 Unearned discounts                                 (2,347)      (2,193)
                                                ----------   ----------
    Total loans                                  2,719,212    2,608,967
 Less allowance for loan losses                     44,643       43,297
                                                ----------   ----------
    Net loans                                    2,674,569    2,565,670
                                                ----------   ----------

Premises and equipment, net                         29,984       27,404
Broker/dealer customer receivables                  11,554        7,695
Other assets                                       139,611      127,263
                                                ----------   ----------
 Total assets                                   $4,992,478   $4,692,011
                                                ==========   ==========


See notes to consolidated financial statements.

-----------------------------------
(In Thousands)


                                                         March 31    Dec. 31
                                                             1998       1997
                                                        ----------  ---------
                                                        (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Deposits:
   Non-interest-bearing deposits                         $  439,495  $  417,748
   Money market checking                                    341,911     286,555
   Savings                                                  101,891      83,626
   Money market savings                                   1,041,527     943,422
   Certificates of deposit less than $100,000               937,630     899,027
   Certificates of deposit of $100,000 or more              646,748     620,864
                                                         ----------  ----------
     Total deposits                                       3,509,202   3,251,242
                                                         ----------  ----------
Federal funds purchased and securities sold
   under agreements to repurchase                           465,527     423,573
Broker/dealer customer payables                               8,566          59
Accounts payable and accrued liabilities                     82,812      68,969
Federal Home Loan Bank advances                             340,866     389,884
Other borrowed funds and long-term debt                     156,298     156,252
                                                         ----------  ----------
     Total liabilities                                    4,563,271   4,289,979
                                                         ----------  ----------
Capital trust pass-through securities                        49,887      49,884

Stockholders' equity:
Common stock                                                100,028      97,704
Additional paid-in capital                                   63,617      52,524
Retained earnings                                           213,275     199,670
Unrealized gains (losses) on securities, net of taxes         2,400       2,250
                                                         ----------  ----------
     Total stockholders' equity                             379,320     352,148
                                                         ----------  ----------
     Total liabilities and
       stockholders' equity                              $4,992,478  $4,692,011
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

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ---------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)


                                                 For the three months
                                                    ended March 31
                                                 ---------------------
                                                   1998        1997
                                                 ---------  ----------

Interest income:
Loans                                              $59,976    $53,015
Securities:
   Taxable                                          24,855     23,278
   Non-taxable                                       1,956      2,317
Trading account securities                             727        305
Deposits at banks                                      214        223
Other                                                  499        199
                                                   -------    -------
   Total interest income                            88,227     79,337
                                                   -------    -------
Interest expense:
Deposits:
   Money market checking                               839        943
   Savings                                             478        382
   Money market savings                             10,520     10,349
   Certificates of deposit less than $100,000       12,845      9,950
   Certificates of deposit $100,000 or more          8,131      7,821
Federal Home Loan Bank advances                      4,053      5,082
Long-term debt                                       2,312      2,249
Federal funds purchased and securities
  sold under agreements to repurchase                4,778      4,657
                                                   -------    -------
   Total interest expense                           43,956     41,433
                                                   -------    -------
   Net interest income                              44,271     37,904
Provision for loan losses                              867      3,454
                                                   -------    -------
   Net interest income after
   provision for loan losses                        43,404     34,450
                                                   -------    -------
Other income:
Trust service income                                 2,798      2,234
Service charges on deposits                          4,493      3,851
Other service charges and fees                       3,628      3,144
Broker/dealer revenue                                4,698      2,506
Securities gains (losses)                                2         (1)
Other                                                5,387      5,861
                                                   -------    -------
   Total other income                               21,006     17,595
                                                   -------    -------

---------------------------------


                                                 For the three months
                                                    ended March 31
                                                 --------------------
                                                   1998       1997
                                                 ---------  ---------

Other expenses:
Salaries and employee benefits                      16,442     13,677
Occupancy expense                                    2,803      2,572
Furniture and equipment expenses                     1,380      1,124
Other                                               13,516     11,628
                                                   -------    -------
   Total other expenses                             34,141     29,001
                                                   -------    -------
Income before income taxes                          30,269     23,044

Income taxes                                        10,254      7,929
                                                   -------    -------
Net income                                         $20,015    $15,115
                                                   =======    =======

Basic net income per share of common stock*        $   .20    $   .16

Diluted net income per share of common stock*      $   .19    $   .15

Dividends per share of common stock*               $   .07    $   .06

* Adjusted to reflect 2-for-1 stock split declared April 22, 1998.

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                    For the Three Months
                                                                       Ended March 31
                                                                   ----------------------
                                                                      1998        1997
                                                                   ----------  ----------
                                                                       (In Thousands)
Operating activities:
 Net income                                                        $  20,015   $  15,115
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                             867       3,454
   Provision for depreciation and amortization                         1,493       1,330
   Amortization of security premiums and accretion
    of discounts, net                                                   (896)         15
   Deferred income taxes (credit)                                        769         (19)
   (Increase) decrease in trading account securities                  46,283     (13,599)
   Realized securities (gains) losses                                     (2)          1
   (Increase) decrease in broker/dealer customer receivables          (3,859)    (13,109)
   (Increase) decrease in interest receivable                           (143)     (1,013)
   (Increase) decrease in other assets                                 4,159      (6,477)
   Increase (decrease) in broker/dealer customer payables              8,507       2,626
   Increase (decrease) in interest payable                              (710)        592
   Increase (decrease) in accounts payable and accrued expenses       16,942      20,034
                                                                   ---------   ---------
Net cash provided by (used in) operating activities                   93,425       8,950
                                                                   ---------   ---------
Investing activities:
 Available for sale securities:
   Proceeds from the maturities of securities                        170,415       5,894
   Proceeds from sales of securities                                   1,155      29,998
   Purchases of securities available for sale                       (168,304)    (62,932)
   Purchases of securities held to maturity                         (180,000)    (71,539)
   Net (increase) decrease in loans                                 (109,766)    (85,578)
   Purchase of premises and equipment                                 (4,073)     (1,770)
                                                                   ---------   ---------
Net cash provided by (used in) investing activities                 (290,573)   (185,927)
                                                                   ---------   ---------
Financing activities:
 Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                                 193,473     (15,745)
 Net increase (decrease) in certificates of deposit                   64,487       5,823
 Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                     41,954     118,067
 Increase (decrease) in long-term debt                                    49      49,921
 Increase (decrease) in Federal Home Loan Bank advances              (49,018)     33,669
 Proceeds from exercise of stock options                               1,140       1,086
 Issuance of common stock                                                  0          17
 Repurchases of common stock                                          (7,365)       (132)
 Cash dividends paid                                                  (6,388)     (5,399)
                                                                   ---------   ---------
Net cash provided by (used in) financing activities                  238,332     187,307
                                                                   ---------   ---------
Increase (decrease) in cash and cash equivalents                      41,184      10,330
Cash and cash equivalents at beginning of period                     247,493     195,902
                                                                   ---------   ---------
Cash and cash equivalents at end of period                         $ 288,677   $ 206,232
                                                                   =========   =========
Interest paid                                                      $  43,246   $  40,888
Income taxes paid                                                  $   7,200   $   1,203

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                 March 31, 1998
                               ------------------
                                  (Unaudited)
                                   ---------
Note A - Basis of Presentation
------------------------------

    The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Securities Portfolio
-----------------------------

    In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of March 31, 1998 the securities in the "Available for Sale" category included $3,935,000 in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $3,935,000 and $2,400,000 (net of taxes), respectively, at March 31, 1998, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized gains, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $1.26 million at March 31, 1998.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------

    In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Pass-through Securities ("Capital Securities"). The proceeds of this issue were used by the Company for general corporate purposes and may be counted as Tier I capital.

Note D - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended
                                                     March 31
                                                ------------------
In Thousands, Except Per Share Amounts            1998      1997
                                                --------  --------
Numerator:
Net income                                      $ 20,015  $ 15,115
                                                ========  ========
Denominator:
Denominator for basic earnings
 per share - weighted average shares              99,955    98,008

Dilutive potential common shares -
 Employee stock options                            2,482     3,066
                                                --------  --------

Denominator for diluted earnings per share -
 adjusted weighted - average and assumed
 conversions                                     102,437   101,074
                                                ========  ========

Basic earnings per share*                       $    .20  $    .16
Diluted earnings per share*                     $    .19  $    .15

    * All share and per share amounts have been retroactively restated for stock dividends and splits declared through April 22, 1998.

Note E - Comprehensive Income
-----------------------------

    As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

    During the first quarter of 1998 and 1997, total comprehensive income amounted to $20,165 and $11,866.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          --------------------------------------------------------------------

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

    This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurance of unanticipated events or changes to future results over time.

Financial Condition
-------------------

    Following is a comparison of the March 31, 1998 and December 31, 1997 consolidated balance sheets. In the liability section, total deposits increased by $258 million or 7.9%, principally as a result of a $98 million or 10.4% increase in money market savings accounts, a $55 million or 19.3% increase in money market checking accounts, a $39 million or 4.3% increase in certificates of deposit less than $100,000, a $26 million or 4.2% increase in certificates of deposit greater than $100,000, a $22 million or 5.2% increase in non-interest bearing deposits and a $18 million or 21.8% increase in savings accounts. These deposit increases are the result of new deposit gathering campaigns initiated in first quarter, 1998.

    Federal funds purchased and securities sold under agreements to repurchase increased $42 million or 9.9% from year-end 1997 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances decreased $49 million or 12.6% from December 31, 1997. This decrease is principally the result of asset/liability management decisions related to the current interest rate environment.

    Total gross loans increased by $110 million or 4.2% compared to December 31, 1997 levels. Commercial loans increased by $5 million or 1.1% and real estate construction loans decreased by $12 million or 4.9% reflecting current demand. Real estate mortgage loans increased by $89 million or 11.4%, and consumer loans increased $28 million or 2.7%, reflecting an increased emphasis on promoting home equity and other consumer products.

    Securities increased by $178 million or 11.0% from year-end 1997.
Securities held to maturity increased by $44 million or 3.6%, and securities available for sale increased $134 million or 32.8%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell increased by $32 million or 138.7% from December 31, 1997 levels, reflecting excess funds that otherwise were not employed in loans or securities at March 31, 1998.

    Trading account securities decreased by $46 million or 47.1% from year-end

1997 levels. This increase reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $4 million or 50.1% and payables increased $9 million or 100.0% reflecting levels of activity.



Results of Operations
---------------------
Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997
--------------------------------------------------------------------------------

    Net income was $20,015,000 for the first quarter of 1998, a 32.4% increase over the $15,115,000 reported for the same period a year earlier. Diluted earnings per share were $.19, compared to $.15 per share in 1997, up 26.7%. Basic earnings per share were $.20, compared to $.16 per share in 1997, up 25.0%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $6,397,000 or 16.4% for the first quarter of 1998. This increase reflects a $8,920,000 or 11.l% increase in total interest income that more than offsets a $2,523,000 or 6.1% increase in interest expense. Interest income increased in 1998 due to an increase of $398,578,000 or 10.0% in total average earning assets, and an increase in the yield on average earning assets from 8.19% in the first quarter of 1997 to 8.27% in the first quarter of 1998. The increased volume of earning assets positively impacted interest income by approximately $8,000,000, while the increased yield positively impacted interest income by approximately $900,000. Interest expense increased in the first quarter of 1998, reflecting an increase in average interest-bearing liabilities of $274,265,000 or 7.8%, partially offset by a decrease in the cost of interest-bearing liabilities from 4.77% to 4.70%. The decrease in the rate paid on interest-bearing liabilities positively affected interest expense by approximately $700,000 and the increase in average outstandings negatively affected interest expense by approximately $3,200,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.21% in first quarter 1997, compared to 3.98% in first quarter of 1997.

    The provision for loan losses in the first quarter of 1998 was $867,000, versus $3,454,000 for the first quarter of 1997. Net charge-offs were $762,000, or .11% of average loans compared to $2,554,000 or .43% of average loans in 1997. The allowance for loan losses totaled $44,643,000 at March 31, 1998, representing 1.64% of quarter-end net loans, compared to $36,739,000 or 1.51% of quarter-end net loans at March 31, 1997.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 1998, December 31, 1997, and March 31, 1997 (dollars in thousands):
                                           3-31-98   12-31-97   3-31-97
                                           --------  --------   -------

Non-accrual loans                                 0         0         0
Renegotiated loans                                0         0         0
Other real estate                               217         0         0
                                              -----     -----     -----
Total non-earning assets                        217         0         0
                                              =====     =====     =====
Accruing loans past due 90 days or more       4,602     3,134     4,430
Percentage of total loans                       .17%      .12%      .18%

    Non-interest income, excluding securities transactions, totaled $21,004,000 for the quarter, an increase of $3,408,000, or 19.4%, from last year's first quarter. The Company's broker/dealer revenue increased $2,192,000 versus first quarter 1997, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $1,216,000 or 8.1%. Securities gains totaled $2,000 in first quarter 1998, compared to securities losses of $1,000 in 1997.

    Non-interest expenses (excluding the provision for loan losses) increased by $5,140,000 or 17.7% in first quarter, 1998, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's annualized return on average assets and return on average equity were 1.70% and 21.76% respectively, for first quarter of 1998. These compared with 1997 first quarter returns of 1.44% and 19.02%, respectively.



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

    Total realized stockholders' equity increased by $27,022,000 from December 31, 1997. Retained earnings accounted for the majority of the increase. Through March 31, 1998, 2.98 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at March 31, 1998.

                                              3-31-98 12-31-97 3-31-97
                                              ------- -------- -------

Total capital to risk-weighted assets          14.07%  13.86%  13.91%
Tier I capital to risk-weighted assets         12.82%  12.61%  12.66%
Tier I capital to assets (leverage ratio)       8.89%   8.69%   8.76%

PART II.  OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
       a.  Exhibits
           27.  Financial Data Schedule
       b.  Reports on Form 8-K
           The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NATIONAL COMMERCE BANCORPORATION
                                   (Registrant)

                                   By  /s/ Lewis E. Holland
                                   --------------------------------------
                                   Lewis E. Holland
                                   Vice Chairman, Treasurer and
                                         Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  May 14, 1998
    --------------------