Form 10-Q
period 1998-06-30
NATIONAL COMMERCE BANCORPORATION
filed 1998-08-07
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                         Commission file number 0-6094
                                               -------

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                            62-0784645
-----------------------------                               -------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation organization)                              Identification No.)

One Commerce Square
Memphis, Tennessee                                                        38150
-------------------                                                  ----------
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

      Common Stock, $2 par value -- 99,707,902 shares as of July 30, 1998

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)


                                                  June 30      Dec. 31
                                                   1998         1997
                                                -----------  -----------
                                                (unaudited)

     ASSETS
Cash and cash equivalents:
  Interest-bearing deposits with other banks    $   19,140   $   18,293
  Cash and non-interest bearing deposits           205,789      206,191
   Federal funds sold and securities
    purchased under agreements to resell            17,088       23,009
                                                ----------   ----------
    Total cash and cash equivalents                242,017      247,493
                                                ----------   ----------
Securities:
 Held-to-maturity                                1,131,779    1,210,071
 Available-for-sale                                687,151      408,083
                                                ----------   ----------
    Total securities                             1,818,930    1,618,154
                                                ----------   ----------

Trading account securities                          67,878       98,332

Loans:
 Commercial, financial and agricultural            555,411      512,534
 Real estate - construction                        260,483      241,334
 Real estate - mortgage                            922,451      781,826
 Consumer                                        1,122,226    1,045,420
 Lease financing                                    29,368       30,046
 Unearned discounts                                 (2,486)      (2,193)
                                                ----------   ----------
    Total loans                                  2,887,453    2,608,967
 Less allowance for loan losses                     45,050       43,297
                                                ----------   ----------
    Net loans                                    2,842,403    2,565,670
                                                ----------   ----------

Premises and equipment, net                         32,120       27,404
Broker/dealer customer receivables                  55,615        7,695
Other assets                                       141,654      127,263
                                                ----------   ----------
 Total assets                                   $5,200,617   $4,692,011
                                                ==========   ==========


See notes to consolidated financial statements.

-----------------------------------
(In Thousands)



                                                          June 30     Dec. 31
                                                            1998        1997
                                                         ----------  -----------
                                                                     (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:

Deposits:
   Non-interest-bearing deposits                         $  435,119  $  417,748
   Money market checking                                    317,191     286,555
   Savings                                                  102,008      83,626
   Money market savings                                   1,031,327     943,422
   Certificates of deposit less than $100,000               898,886     899,027
   Certificates of deposit of $100,000 or more              631,257     620,864
                                                         ----------  ----------
     Total deposits                                       3,415,788   3,251,242
                                                         ----------  ----------
Federal funds purchased and securities sold
   under agreements to repurchase                           477,075     423,573
Broker/dealer customer payables                                   0          59
Accounts payable and accrued liabilities                     86,429      68,969
Federal Home Loan Bank advances                             636,812     389,884
Other borrowed funds and long-term debt                     156,345     156,252
                                                         ----------  ----------
     Total liabilities                                    4,772,449   4,289,979
                                                         ----------  ----------
Capital trust pass-through securities                        49,890      49,884

Stockholders' equity:
Common stock                                                 99,512      97,704
Additional paid-in capital                                   50,753      52,524
Retained earnings                                           225,562     199,670
Unrealized gains (losses) on securities, net of taxes         2,451       2,250
                                                         ----------  ----------
     Total stockholders' equity                             378,278     352,148
     Total liabilities and                               ---------   ---------
       stockholders' equity                              $5,200,617  $4,692,011
                                                         ==========  ==========


See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ----------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)


                                                 For the three months  For the six months
                                                    ended June 30        ended June 30
                                                 --------------------  ------------------
                                                   1998       1997       1998      1997
                                                 ---------  ---------  --------  --------

Interest income:
Loans                                              $63,060    $55,914  $123,036  $108,929
Securities:
   Taxable                                          27,398     25,219    52,253    48,497
   Non-taxable                                       1,934      1,434     3,890     3,751
Trading account securities                             852        519     1,579       824
Deposits at banks                                      248        233       462       456
Other                                                1,095        200     1,594       399
                                                   -------    -------  --------  --------
   Total interest income                            94,587     83,519   182,814   162,856
                                                   -------    -------  --------  --------
Interest expense:
Deposits:
   Money market checking                               664        883     1,503     1,826
   Savings                                             387        408       865       790
   Money market savings                             10,430     10,304    20,950    20,653
   Certificates of deposit less than $100,000       13,058     10,383    25,903    20,333
   Certificates of deposit $100,000 or more          8,189      7,757    16,320    15,578
Federal Home Loan Bank advances                      5,575      6,169     9,628    11,251
Long-term debt                                       2,319      2,336     4,631     4,585
Federal funds purchased and securities
  sold under agreements to repurchase                6,312      5,417    11,090    10,074
                                                   -------    -------  --------  --------
   Total interest expense                           46,934     43,657    90,890    85,090
                                                   -------    -------  --------  --------
   Net interest income                              47,653     39,862    91,924    77,766
Provision for loan losses                            2,630      3,551     3,497     7,005
                                                   -------    -------  --------  --------
   Net interest income after
   provision for loan losses                        45,023     36,311    88,427    70,761
                                                   -------    -------  --------  --------
Other income:
Trust service income                                 2,417      2,120     5,215     4,354
Service charges on deposits                          4,611      3,947     9,104     7,798
Other services charges and fees                      4,042      3,711     7,670     6,855
Broker/dealer revenue                                4,972      2,226     9,670     4,732
Securities gains (losses)                               43         30        45        29
Other                                                4,862      6,816    10,249    12,677
                                                   -------    -------  --------  --------
   Total other income                               20,947     18,850    41,953    36,445
                                                   -------    -------  --------  --------


---------------------------------


                                                 For the three months  For the six months
                                                    ended June 30        ended June 30
                                                 --------------------  ------------------
                                                   1998       1997       1998      1997
                                                 ---------  ---------  --------  --------

Other expenses:
Salaries and employee benefits                      16,331     14,117    32,773    27,794
Occupancy expense                                    2,921      2,574     5,724     5,146
Furniture and equipment expenses                     1,300      1,174     2,680     2,298
Other                                               14,296     12,602    27,812    24,230
                                                   -------    -------   -------   -------
   Total other expenses                             34,848     30,467    68,989    59,468
                                                   -------    -------   -------   -------
Income before income taxes                          31,122     24,694    61,391    47,738

Income taxes                                        10,643      8,585    20,897    16,514
                                                   -------    -------   -------   -------
Net income                                         $20,479    $16,109   $40,494   $31,224
                                                   =======    =======   =======   =======

Basic net income per share of common stock*        $   .20    $   .16   $   .40   $   .32

Diluted net income per share of common stock*      $   .20    $   .16   $   .40   $   .31

Dividends per share of common stock*               $   .08    $   .06   $   .15   $   .11

* Adjusted to reflect 2-for-1 stock split declared April 22, 1998 effective July 1, 1998.

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)


                                                                     For the Six Months
                                                                     Ended      June 30
                                                                   ----------  ----------
                                                                      1998        1997
                                                                   ----------  ----------
                                                                       (In Thousands)

Operating activities:
 Net income                                                        $  40,494   $  31,224
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                           3,497       7,005
   Provision for depreciation and amortization                         2,593       2,465
   Amortization of security premiums and accretion
    of discounts, net                                                 (1,498)         26
   Deferred income taxes (credit)                                      1,223         (19)
   (Increase) decrease in trading account securities                  30,454     (15,400)
   Realized securities (gains) losses                                    (45)        (29)
   (Increase) decrease in broker/dealer customer receivables         (47,920)     (9,229)
   (Increase) decrease in interest receivable                         (4,956)       (839)
   (Increase) decrease in other assets                                 6,187     (24,116)
   Increase (decrease) in broker/dealer customer payables                (59)     (1,002)
   Increase (decrease) in interest payable                             1,324        (171)
   Increase (decrease) in accounts payable and accrued expenses       20,054      19,182
                                                                   ---------   ---------
Net cash provided by (used in) operating activities                   51,348      22,250
                                                                   ---------   ---------
Investing activities:
   Proceeds from the maturities of securities                        451,705      23,071
   Proceeds from sales of securities                                   1,155      78,214
   Purchases of securities                                          (651,771)   (200,145)
   Net increase (decrease) in loans                                 (280,230)   (197,088)
   Purchase of premises and equipment                                 (7,309)     (4,075)
                                                                   ---------   ---------
Net cash provided by (used in) investing activities                 (486,450)   (300,653)
                                                                   ---------   ---------
Financing activities:
 Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                                 154,294     (11,517)
 Net increase (decrease) in certificates of deposit                   10,252      32,632
 Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                     53,502     206,006
 Increase (decrease) in long-term debt                                    99      49,970
 Increase (decrease) in Federal Home Loan Bank advances              246,928       8,615
 Proceeds from exercise of stock options                               2,660       2,212
 Issuance of common stock                                                  0          17
 Repurchases of common stock                                         (23,723)     (4,616)
 Cash dividends paid                                                 (14,386)    (10,815)
                                                                   ---------   ---------
Net cash provided by (used in) financing activities                  429,626     272,504
                                                                   ---------   ---------
Decrease in cash and cash equivalents                                 (5,476)     (5,899)
Cash and cash equivalents at beginning of period                     247,493     195,902
                                                                   ---------   ---------
Cash and cash equivalents at end of period                         $ 242,017   $ 190,003
                                                                   =========   =========
Interest paid                                                      $  92,214   $  86,162
Income taxes paid                                                  $  18,171   $  16,211

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)
                                   ---------

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

Note B - Securities Portfolio
-----------------------------

    In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of June 30, 1998 the securities in the "Available for Sale" category included $4.0 million in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $4.0 million and $2.5 million (net of taxes), respectively, at June 30, 1998, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $1.1 billion at June 30, 1998.

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

Note D - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended   Six Months Ended
                                                June 30             June 30
                                          ------------------  ------------------
In Thousands, Except Per Share Data         1998      1997      1998      1997
                                          --------  --------  --------  --------
Numerator:
Net income                                $ 20,479  $ 16,109  $ 40,494  $ 31,224
                                          ========  ========  ========  ========
Denominator:
Denominator for basic earnings
 per share - weighted average shares       100,039    98,363    99,998    98,187

Dilutive potential common shares -
 Employee stock options                      2,579     3,076     2,530     3,070
                                          --------  --------  --------  --------
Denominator for diluted earnings
 per share - adjusted weighted average
 and assumed conversions                   102,618   101,439   102,528   101,257
                                          ========  ========  ========  ========
Basic earnings per share*                 $    .20  $    .16  $    .40  $    .32
Diluted earnings per share*               $    .20  $    .16  $    .40  $    .31

    * All share and per share amounts have been retroactively restated for stock dividends and splits declared through July 1, 1998.

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

    During the second quarter of 1998 and 1997, total comprehensive income amounted to $20,530 and $19,018, respectively. The year-to date total comprehensive income for 1998 and 1997 was $40,695 and $30,884, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through June 30, 1998.

    This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve known and unknown risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.
Important factors currently known to management that could cause actual results, performance or achievements of the Company to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, general economic and business conditions, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future results over time.

Financial Condition
-------------------

    Following is a comparison of the June 30, 1998, and December 31, 1997, consolidated balance sheets. Total deposits increased by $165 million or 5.1%, principally as a result of an $88 million or 9.3% increase in money market savings accounts, a $31 million or 10.7% increase in money market checking accounts, a $10 million or 1.7% increase in certificates of deposit greater than $100,000, and an $18 million or 22.0% increase in savings accounts. These deposit increases are the result of new locations opened during 1998 and new deposit gathering campaigns initiated in 1998.

    Federal funds purchased and securities sold under agreements to repurchase increased $54 million or 12.6% from year-end 1997 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $247 million or 63.3% from December 31, 1997. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    Total gross loans increased by $278 million or 10.7% compared to December 31, 1997 levels. Commercial loans increased by $43 million or 8.4% and real estate construction loans increased by $19 million or 7.9%, reflecting current demand. Real estate mortgage loans increased by $141 million or 18.0% and consumer loans increased $77 million or 7.3%, reflecting an increased emphasis on promoting home equity loans and other consumer products.

    Securities increased by $201 million or 12.4% from year-end 1997. Securities held to maturity decreased by $78 million or 6.5, and securities available for sale increased by $279 million or 68.4%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell decreased by $6 million or 25.7% from December 31, 1997 levels, reflecting excess funds that otherwise were not employed in loans or securities at June 30, 1998.

    Trading account securities decreased by $30 million or 31.0% from year-end 1997 levels. This decrease reflects the trading activity generated by NBC Capital Markets, Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $48 million or 622.7% and payables decreased $59 thousand or 100.0% reflecting levels of activity.



Results of Operations
---------------------
Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997
------------------------------------------------------------------------------

    Net income was $20,479,000 for the second quarter of 1998, a 27.1% increase over the $16,109,000 reported for the same period a year earlier. Diluted earnings per share were $.20, compared to $.16 per share in 1997, up 25.0%. Basic earnings per shares were $.20, compared to $.16 per share in 1997, up 25.0%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $7,834,000 or 19.1% for the second quarter of 1998, compared to second quarter 1997. This increase reflects an $11,111,000 or 13.1% increase in total interest income that more than offsets a $3,277,000 or 7.5% increase in interest expense. Interest income increased in 1998 due to an increase of $495,805,000 or 11.9% in total average earning assets, and an increase in the yield on average earning assets from 8.18% in the second quarter of 1997 to 8.27% in the second quarter of 1998. The increased volume of earning assets positively impacted interest income by approximately $10,000,000, while the increased yield positively impacted interest income by approximately $1,000,000. Interest expense increased in the second quarter of 1998, reflecting an increase in average interest-bearing liabilities of $439,703,000 or 12.1%, partially offset by a decrease in the cost of interest-bearing liabilities from 4.82% to 4.62%. The decrease in the rate paid on interest-bearing liabilities positively affected interest expense by approximately $2,000,000 and the increase in average outstandings negatively affected interest expense by approximately $5,300,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.22% in second quarter 1998, compared to 3.96% in second quarter of 1997.

    The provision for loan losses in the second quarter of 1998 was $2,630,000, versus $3,551,000 for the second quarter of 1997. Net charge-offs were $2,223,000, or .32% of average net loans, compared to $2,480,000 or .40% of average net loans in 1997. The allowance for loan losses totaled $45,050,000 at June 30, 1998, representing 1.56% of quarter-end net loans, compared to $38,110,000 or 1.50% of quarter-end net loans at June 30, 1997.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997 (dollars in thousands):

                                   6-30-98    3-31-98    6-30-97
                                  --------   --------   --------

Non-accrual loans                 $    543   $      0   $    0
Renegotiated loans                       0          0        0
Other real estate                      263        217        0
                                  --------   --------   ------
Total non-earning assets          $    806   $    217   $    0
                                  ========   ========   ======
Loans past due 90 days or more    $  3,050   $  4,602   $4,196
Percentage of total loans              .11%       .17%     .17%


    Non-interest income, excluding securities transactions, totaled $20,904,000 for the quarter, an increase of $2,084,000, or 11.1%, from last year's second quarter. Securities gains totaled $43,000 in second quarter, 1998, compared to $30,000 in 1997.

    Non-interest expenses (excluding the provision for loan losses) increased by $4,381,000 or 14.4% in second quarter, 1998, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's return on average assets and return on average equity were 1.64% and 21.54% respectively, for second quarter of 1998. These compared with 1997 second quarter returns of 1.46% and 19.38%, respectively.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997
--------------------------------------------------------------------------

    For the six months ended June 30, 199, net income totaled $40,494,000, a 29.7% increase over the $31,224,000 for the first six months of 1997. Diluted earnings per share were $.40, compared to $.31 for the same period in 1997, a 29.0% increase. Basic earnings per share were $.40 compared to $.32 in 1997, a 25.0% increase. For the six-month period, return on average assets and return on average stockholders' equity were $1.67% and 21.65% respectively. These compared with 1997 six month returns of 1.45% and 19.21%.

    Net interest income increased by $14,231,000 or 17.8% for the first six months of 1998. This increase reflects a $20,031,000 or 12.1% increase in total income that more than offsets a $5,800,000 or 6.8% increase in interest expense. Interest income increased in 1998 due to an increase of $447,190,000 or 11.0% in total average earning assets and an increase in the yield on average earning assets from 8.19% in 1997 to 8.27% in 1998. The increased volume of earning assets positively impacted interest income by approximately $18,000,000, and the increased yield positively impacted interest income by approximately $2,000,000. Interest expense increased in the first six months of 1998, reflecting an increase in average interest-bearing liabilities of $356,986,000 or 10.0%, with the cost of interest-bearing liabilities decreasing from 4.80% to 4.66% in 1998. The increase in average outstandings negatively impacted interest expense by approximately $8,500,000 while the decreased rate positively impacted interest expense by approximately $2,750,000. The net interest margin was 4.21% in the first six months of 1998, compared to 3.97% in the first six months of 1997.

    The provision for loan losses for the first six months of 1998 was $3,497,000, versus $7,005,000 for the first six months of 1997. Net charge-offs were $2,985,000, or .22% of average net loans compared to $5,034,000, or .41% of average net loans in 1997.

    Non-interest income, excluding securities transactions, totaled $41,908,000 for the first six months of 1998, compared to a total of $36,416,000 for the first six months of 1997, an increase of 15.1%. Securities gains totaled $45,000 in 1998, compared to $29,000 in 1997.

    Non-interest expenses (excluding the provision for loan losses) increased by $9,521,000 or 16.0% for the first six months of 1998. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

    Total realized stockholders' equity increased by $25,929,000 from December 31, 1997. Retained earnings accounted for the majority of the increase. Through June 30, 1998, 6.74 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at June 30, 1998.



                                             6-30-98    3-31-98  6-30-97
                                             -------    -------  -------

Total capital to risk-weighted assets          13.47%    14.07%  13.91%
Tier I capital to risk-weighted assets         12.22%    12.82%  12.65%
Tier I capital to assets (leverage ratio)       8.32%     8.89%   8.58%


Year 2000 Preparations
----------------------

    Management has developed a plan to modify the Company's information technology and equipment to recognize the year 2000 and has begun converting critical data processing systems. The Company has also initiated discussions with its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable and developing contingency plans should those organizations fail to remediate their systems properly. This project is not expected to have a significant effect of the Company's business operations.

    Currently, management expects the project to be substantially complete by early 1999. Incremental costs, which exclude the costs to upgrade and replace systems in the ordinary course of business, are not expected to be material to the Company's consolidated results of operations or financial position.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
    No significant changes since December 31, 1997. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION
---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    At the Company's Annual Meeting of Shareholders held April 22, 1998, the following proposals were approved by the shareholders of the Company:

    The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to be held in 2001:

R. Grattan Brown, Jr.; Bruce E. Campbell, Jr.; Thomas M. Garrott; and Harry J. Phillips, Sr. (35,958,194 shares in favor of the slate of directors; 49,413 withheld and 8,298 exceptions),

    The appointment of Ernst & Young LLP as auditors of the Company for 1998 was ratified. (35,912,449 shares in favor; 61,075 against; and 42,381 abstained).

    The Company's charter was amended to authorize an increase in the number of authorized shares of common stock, par value $2.00 per share, to 175,000,000. (15,763,895 shares in favor; 39,865 against; and 15,544 abstained).


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             3.l. Charter of National Commerce Bancorporation as amended and restated.
             27.   Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NATIONAL COMMERCE BANCORPORATION
                                   (Registrant)

                                   By  /s/ Lewis E. Holland
                                   --------------------------------------
                                   Lewis E. Holland
                                   Vice Chairman, Treasurer and
                                         Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  August 7, 1998
      --------------------