Form 10-Q
period 1998-09-30
NATIONAL COMMERCE BANCORPORATION
filed 1998-11-13
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


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


             Registrant's telephone number including area code - (901)523-3434


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

    Common Stock, $2 par value -- 100,013,845 shares as of October 31, 1998

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)


                                                  Sept 30      Dec. 31
                                                   1998         1997
                                                -----------  -----------
                                                (unaudited)
     ASSETS
     ------
Cash and cash equivalents:
  Interest-bearing deposits with other banks    $   18,497   $   18,293
  Cash and non-interest bearing deposits           170,356      206,191
   Federal funds sold and securities
    purchased under agreements to resell            41,941       23,009
                                                ----------   ----------
    Total cash and cash equivalents                230,794      247,493
                                                ----------   ----------
Securities:
 Held-to-maturity                                1,059,857    1,210,071
 Available-for-sale                                787,614      408,083
                                                ----------   ----------
    Total securities                             1,847,471    1,618,154
                                                ----------   ----------

Trading account securities                          38,362       98,332

Loans:
 Commercial, financial and agricultural            584,642      512,534
 Real estate - construction                        234,913      241,334
 Real estate - mortgage                          1,096,013      781,826
 Consumer                                        1,115,152    1,045,420
 Lease financing                                    29,714       30,046
 Unearned discounts                                 (2,438)      (2,193)
                                                ----------   ----------
    Total loans                                  3,057,996    2,608,967
 Less allowance for loan losses                     46,690       43,297
                                                ----------   ----------
    Net loans                                    3,011,306    2,565,670
                                                ----------   ----------

Premises and equipment, net                         33,721       27,404
Broker/dealer customer receivables                   4,266        7,695
Other assets                                       137,642      127,263
                                                ----------   ----------
 Total assets                                   $5,303,562   $4,692,011
                                                ==========   ==========


See notes to consolidated financial statements.

-----------------------------------
(In Thousands)


                                                         Sept 30     Dec. 31
                                                            1998        1997
                                                        ----------  ---------
                                                         (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:

Deposits:
   Non-interest-bearing deposits                         $  386,955  $  417,748
   Money market checking                                    316,529     286,555
   Savings                                                  103,879      83,626
   Money market savings                                   1,058,054     943,422
   Certificates of deposit less than $100,000               847,591     899,027
   Certificates of deposit of $100,000 or more              868,716     620,864
                                                         ----------  ----------
     Total deposits                                       3,581,724   3,251,242
                                                         ----------  ----------
Federal funds purchased and securities sold
   under agreements to repurchase                           481,090     423,573
Broker/dealer customer payables                                 543          59
Accounts payable and accrued liabilities                     57,341      68,969
Federal Home Loan Bank advances                             733,324     389,884
Other borrowed funds and long-term debt                       6,372     156,252
                                                         ----------  ----------
     Total liabilities                                    4,860,394   4,289,979
                                                         ----------  ----------
Capital trust pass-through securities                        49,893      49,884

Stockholders' equity:
Common stock                                                200,095      97,704
Additional paid-in capital                                   50,865      52,524
Retained earnings                                           139,937     199,670
Unrealized gains (losses) on securities, net of taxes         2,378       2,250
                                                         ----------  ----------
     Total stockholders' equity                             393,275     352,148
     Total liabilities and                               ---------   ---------
       stockholders' equity                              $5,303,562  $4,692,011
                                                         ==========  ==========


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       ----------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)


                                                 For the three months  For the nine months
                                                    ended Sept 30         ended Sept 30
                                                 --------------------  -------------------
                                                   1998       1997       1998       1997
                                                 ---------  ---------  ---------  --------

Interest income:
Loans                                              $68,059    $59,995   $191,095  $168,924
Securities:
   Taxable                                          25,594     24,281     77,847    72,778
   Non-taxable                                       1,988      1,870      5,878     5,621
Trading account securities                             985        413      2,564     1,237
Deposits at banks                                      279        266        741       722
Other                                                  488        313      2,082       712
                                                   -------    -------   --------  --------
   Total interest income                            97,393     87,138    280,207   249,994
                                                   -------    -------   --------  --------
Interest expense:
Deposits:
   Money market checking                               902        733      2,405     2,559
   Savings                                             538        405      1,403     1,195
   Money market savings                             11,396     10,392     32,346    31,045
   Certificates of deposit less than $100,000       11,749     11,229     37,652    31,562
   Certificates of deposit $100,000 or more          7,376      7,375     23,696    22,953
Federal Home Loan Bank advances                      9,044      6,215     18,672    17,466
Long-term debt                                       1,413      2,364      6,044     6,949
Federal funds purchased and securities
  sold under agreements to repurchase                5,552      6,402     16,642    16,476
                                                   -------    -------   --------  --------
   Total interest expense                           47,970     45,115    138,860   130,205
                                                   -------    -------   --------  --------
   Net interest income                              49,423     42,023    141,347   119,789
Provision for loan losses                            2,962      4,280      6,459    11,285
                                                   -------    -------   --------  --------
   Net interest income after
   provision for loan losses                        46,461     37,743    134,888   108,504
                                                   -------    -------   --------  --------
Other income:
Trust service income                                 2,526      2,409      7,741     6,763
Service charges on deposits                          4,828      4,394     13,932    12,192
Other services charges and fees                      5,203      4,086     12,873    10,941
Broker/dealer revenue                                4,385      3,158     14,055     7,890
Securities gains (losses)                              113          2        158        31
Other                                                4,338      5,963     14,587    18,640
                                                   -------    -------   --------  --------
   Total other income                               21,393     20,012     63,346    56,457
                                                   -------    -------   --------  --------




Consolidated Statements of Income (cont.)
-----------------------------------------------------------------------------------------------
(Unaudited)
----------

                                                For the three months        For the nine months
                                                    ended Sept 30              ended Sept 30
                                                -------------------         -------------------
                                                   1998     1997              1998        1997
                                                  -------  -------          --------      -------

Other expenses:
Salaries and employee benefits                   16,622     14,123          49,395         41,917
Occupancy expense                                 3,140      2,581           8,864          7,727
Furniture and equipment expenses                  1,448      1,236           4,128          3,534
Other                                            14,481     12,595          42,293         36,825
                                                -------    -------        --------        -------
 Total other expenses                            35,691     30,535         104,680         90,003
                                                -------    -------        --------        -------
Income before income taxes                       32,163     27,220          93,554         74,958

Income taxes                                     10,299      9,175          31,196         25,689
                                                -------    -------        --------        -------
Net income                                      $21,864    $18,045        $ 62,358        $49,269
                                                =======    =======        ========        =======

Basic net income per share of common stock      $   .22    $   .18        $    .62        $   .50

Diluted net income per share of common stock    $   .21    $   .18        $    .61        $   .49

Dividends per share of common stock*            $   .08    $   .05        $    .23        $   .17

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)


                                                                     For the Nine Months
                                                                        Ended Sept 30
                                                                   ------------  ----------
                                                                       1998         1997
                                                                   ------------  ----------
                                                                        (In Thousands)

Operating activities:
 Net income                                                        $    62,358   $  49,269
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                             6,459      11,285
   Provision for depreciation and amortization                           5,591       3,884
   Amortization of security premiums and accretion
    of discounts, net                                                   (2,252)         28
   Deferred income taxes (credit)                                        1,336        (861)
   (Increase) decrease in trading account securities                    59,970      10,615
   Realized securities (gains) losses                                     (158)        (31)
   (Increase) decrease in broker/dealer customer receivables             3,429      (2,310)
   (Increase) decrease in interest receivable                           (1,959)      3,260
   (Increase) decrease in other assets                                  (9,756)    (13,547)
   Increase (decrease) in broker/dealer customer payables                  484      (1,002)
   Increase (decrease) in interest payable                                 215       1,137
   Increase (decrease) in accounts payable and accrued expenses         (6,094)     98,728
                                                                   -----------   ---------
Net cash provided by (used in) operating activities                    119,623     160,455
                                                                   -----------   ---------
Investing activities:
   Proceeds from the maturities of securities                          766,817     168,886
   Proceeds from sales of securities                                    24,701      79,987
   Purchases of securities                                          (1,018,216)   (302,674)
   Net (increase) decrease in loans                                   (452,095)   (266,267)
   Purchase of premises and equipment                                  (11,908)     (8,198)
                                                                   -----------   ---------
Net cash provided by (used in) investing activities                   (690,701)   (328,266)
                                                                   -----------   ---------
Financing activities:
 Net increase (decrease) in demand deposits,
   NOW accounts and savings accounts                                   134,066      (8,021)
 Net increase (decrease) in certificates of deposit                    196,416       3,488
 Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                       57,517     153,493
 Increase (decrease) in long-term debt                                (149,871)     50,021
 Increase (decrease) in Federal Home Loan Bank advances                343,440      28,728
 Proceeds from exercise of stock options                                 4,003       2,987
 Issuance of common stock                                               19,637          53
 Repurchases of common stock                                           (28,426)     (8,481)
 Cash dividends paid                                                   (22,403)    (16,195)
                                                                   -----------   ---------
Net cash provided by (used in) financing activities                    554,379     206,073
                                                                   -----------   ---------
Decrease in cash and cash equivalents                                  (16,699)     38,262
Cash and cash equivalents at beginning of period                       247,493     195,902
                                                                   -----------   ---------
Cash and cash equivalents at end of period                         $   230,794   $ 234,164
                                                                   ===========   =========
Interest paid                                                      $   139,075   $ 130,837
Income taxes paid                                                  $    25,939   $  23,818

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                              September 30, 1998
                              ------------------
                                  (Unaudited)
                                   ---------

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

    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. The Company will adopt the new requirements retroactively in fiscal 1999. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management has not completed its review of the statement, but does not anticipate its adoption will have a significant effect on the Company's annual or interim reporting.

    The Financial Account Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter after June 1998. The Company has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Company.

Note B - Securities Portfolio
-----------------------------

    In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of September 30, 1998 the securities in the "Available for Sale" category included $3.9 million in unrealized gains. Accordingly, total securities and total stockholders' equity were increased by $3.9 million and $2.4 million (net of taxes), respectively, at September 30, 1998, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized gains are not included in net income. The fair value of the "Held to Maturity" category was $1.1 billion at September 30, 1998.

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

Note D - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended   Nine Months Ended
                                              Sept 30            Sept 30
                                         ------------------   -----------------
In Thousands, Except Per Share Data          1998      1997      1998      1997
                                          --------  --------  --------  --------

Numerator:
Net income                                $ 21,864  $ 18,045  $ 62,358  $ 49,269
                                          ========  ========  ========  ========
Denominator:
Denominator for basic earnings
 per share - weighted average shares       100,156    97,881   100,406    98,084

Dilutive potential common shares -
 Employee stock options                      2,388     3,463     2,482     3,202
                                          --------  --------  --------  --------
Denominator for diluted earnings
 per share - adjusted weighted average
 and assumed conversions                   102,544   101,344   102,888   101,286
                                          ========  ========  ========  ========
Basic earnings per share*                 $    .22  $    .18  $    .62  $    .50
Diluted earnings per share*               $    .21  $    .18  $    .61  $    .49

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

    During the third quarter of 1998 and 1997, total comprehensive income amounted to $21,791 and $19,818, respectively. The year-to date total comprehensive income for 1998 and 1997 was $62,486 and $50,702, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          --------------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared through September 30, 1998.

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

Financial Condition
-------------------

    Following is a comparison of the September 30, 1998, and December 31, 1997, consolidated balance sheets. Total deposits increased by $330 million or 10.2%, principally as a result of a $115 million or 12.2% increase in money market savings accounts, a $30 million or 10.5% increase in money market checking accounts, a $247 million or 39.9% increase in certificates of deposit greater than $100,000, and a $20 million or 24.2% increase in savings accounts. These increases were partially offset by a $31 million or 7.4% decrease in non-interest-bearing deposits from normally higher year-end levels, and a $51 million or 5.7% decrease in certificates of deposit less than $100,000. These deposit increases are the result of new locations opened during 1998 and new deposit gathering campaigns initiated in 1998.

    Federal funds purchased and securities sold under agreements to repurchase increased $58 million or 13.6% from year-end 1997 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $343 million or 88.1% from December 31, 1997. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    Long-term debt decreased $150 million or 95.9% as a result of debt maturing at the Company's National Bank of Commerce subsidiary.

    Total gross loans increased by $449 million or 17.2% compared to December 31, 1997 levels. Commercial loans increased by $72 million or 14.1% and real estate construction loans decreased by $6 million or 2.7%, reflecting current demand. Real estate mortgage loans increased by $314 million or 40.2% and consumer loans increased $70 million or 6.7%, reflecting an increased emphasis on promoting home equity loans and other consumer products.

    Securities increased by $229 million or 14.2% from year-end 1997. Securities held to maturity decreased by $150 million or 12.4, and securities available for sale increased by $380 million or 93.0%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell increased by $19 million or 82.3% from December 31, 1997 levels, reflecting excess funds that otherwise were not employed in loans or securities at September 30, 1998.

    Trading account securities decreased by $60 million or 61.0% from year-end 1997 levels. This decrease reflects the trading activity generated by NBC Capital Markets, Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables decreased $3 million or 44.6% and payables increased $484 thousand or 820.3% reflecting levels of activity.



Results of Operations
---------------------
Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997
--------------------------------------------------------------------------------

    Net income was $21,864,000 for the third quarter of 1998, a 21.2% increase over the $18,045,000 reported for the same period a year earlier. Diluted earnings per share were $.21, compared to $.18 per share in 1997, up 16.7%. Basic earnings per shares were $.22, compared to $.18 per share in 1997, up 22.2%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $7,444,000 or 17.2% for the third quarter of 1998, compared to third quarter 1997. This increase reflects a $10,299,000 or 11.7% increase in total interest income that more than offsets a $2,855,000 or 6.3% increase in interest expense. Interest income increased in 1998 due to an increase of $466,457,000 or 11.0% in total average earning assets, partially offset by a decrease in the yield on average earning assets from 8.25% in the third quarter of 1997 to 8.17% in the third quarter of 1998. The increased volume of earning assets positively impacted interest income by approximately $11,000,000, while the decreased yield negatively impacted interest income by approximately $1,000,000. Interest expense increased in the third quarter of 1998, reflecting an increase in average interest-bearing liabilities of $420,864,000 or 11.3%, partially offset by a decrease in the cost of interest-bearing liabilities from 4.82% to 4.54%. The decrease in the rate paid on interest-bearing liabilities positively affected interest expense by approximately $2,200,000 and the increase in average outstandings negatively affected interest expense by approximately $5,100,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.18% in third quarter 1998, compared to 4.04% in third quarter of 1997.

    The provision for loan losses in the third quarter of 1998 was $2,962,000, versus $4,280,000 for the third quarter of 1997. Net charge-offs were $1,710,000, or .23% of average net loans, compared to $2,479,000 or .38% of average net loans in 1997. The allowance for loan losses totaled $46,690,000 at September 30, 1998, representing 1.53% of quarter-end net loans, compared to $39,911,000 or 1.53% of quarter-end net loans at September 30, 1997.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997 (dollars in thousands):

                                  9-30-98    6-30-98    9-30-97
                                  --------   --------   -------

Non-accrual loans                 $    551   $    543   $  111
Renegotiated loans                       0          0        0
Other real estate                      724        263       34
                                  --------   --------   ------
Total non-earning assets          $  1,275   $    806   $  145
                                  ========   ========   ======
Loans past due 90 days or more    $  4,442   $  3,050   $4,181
                                  --------   --------   ------
Percentage of total loans              .15%       .11%     .16%
                                  --------   --------   ------


    Non-interest income, excluding securities transactions, totaled $21,280,000 for the quarter, an increase of $1,270,000, or 6.3%, from last year's third quarter. Securities gains totaled $113,000 in third quarter, 1998, compared to $2,000 in 1997.

    Non-interest expenses (excluding the provision for loan losses) increased by $5,156,000 or 16.9% in third quarter, 1998, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's return on average assets and return on average equity were 1.72% and 22.48% respectively, for third quarter of 1998. These compared with 1997 third quarter returns of 1.60% and 21.38%, respectively.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

    For the nine months ended September 30, 1998, net income totaled $62,358,000, a 26.6% increase over the $49,269,000 for the first nine months of 1997. Diluted earnings per share were $.61, compared to $.49 for the same period in 1997, a 24.5% increase. Basic earnings per share were $.62 compared to $.50 in 1997, a 24.0% increase. For the nine-month period, return on average assets and return on average stockholders' equity were 1.68% and 21.82% respectively. These compared with 1997 nine month returns of 1.50% and 19.95%.

    Net interest income increased by $21,699,000 or 17.6% for the first nine months of 1998. This increase reflects a $30,354,000 or 12.0% increase in total interest income that more than offsets a $8,655,000 or 6.6% increase in interest expense. Interest income increased in 1998 due to an increase of $478,232,000 or 11.6% in total average earning assets and an increase in the yield on average earning assets from 8.21% in 1997 to 8.24% in 1998. The increased volume of earning assets positively impacted interest income by approximately $29,000,000, and the increased yield positively impacted interest income by approximately $1,000,000. Interest expense increased in the first nine months of 1998, reflecting an increase in average interest-bearing liabilities of $396,774,000 or 11.0%, with the cost of interest-bearing liabilities decreasing from 4.80% to 4.62% in 1998. The increase in average outstandings negatively impacted interest expense by approximately $14,000,000 while the decreased rate positively impacted interest expense by approximately $5,350,000. The net interest margin was 4.21% in the first nine months of 1998, compared to 3.99% in the first nine months of 1997.

    The provision for loan losses for the first nine months of 1998 was $6,459,000, versus $11,285,000 for the first nine months of 1997. Net charge-offs were $4,695,000, or .22% of average net loans compared to $7,513,000, or
 .40% of average net loans in 1997.

    Non-interest income, excluding securities transactions, totaled $63,188,000 for the first nine months of 1998, compared to a total of $56,426,000 for the first nine months of 1997, an increase of 12.0%. Securities gains totaled $158,000 in 1998, compared to $31,000 in 1997.

    Non-interest expenses (excluding the provision for loan losses) increased by $14,677,000 or 16.3% for the first nine months of 1998. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

    Total realized stockholders' equity increased by $40,999,000 from December 31, 1997. Retained earnings accounted for the majority of the increase. Through September 30, 1998, 7.00 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 1998.



                                              9-30-98   6-30-98   9-30-97
                                              -------  -------   -------

Total capital to risk-weighted assets          13.65%    13.47%  13.73%
Tier I capital to risk-weighted assets         12.39%    12.22%  12.47%
Tier I capital to assets (leverage ratio)       8.52%     8.32%   8.50%

Year 2000 Preparations
----------------------

    Management has developed a plan to modify the Company's information technology and equipment to recognize the year 2000 and is converting critical data processing systems. The Company has also initiated discussions with its significant vendors to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable and developing contingency plans should those organizations fail to remediate their systems properly. This project is not expected to have a significant effect of the Company's business operations. Testing of mission critical systems should be substantially completed by March 31, 1999.

    Currently, management expects the project to be substantially complete by early 1999. Incremental costs, which exclude the costs to upgrade and replace systems in the ordinary course of business, are not expected to be material to the Company's consolidated results of operations or financial position.

    The Company has developed a contingency plan methodology to address the likely worst-case effects of year 2000 issues. The implementation and validation of this methodology will be substantially completed by March 31, 1999.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
    No significant changes since December 31, 1997. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)

                                  By  /s/ Lewis E. Holland
                                      --------------------------------------
                                      Lewis E. Holland
                                      Vice Chairman, Treasurer and
                                         Chief Financial Officer
                                     (Authorized Officer)
                                     (Principal Financial Officer)
Date: November 13, 1998
      -----------------