Form 10-K405
period 1998-12-31
NATIONAL COMMERCE BANCORPORATION
filed 1999-03-26
CIK 101844

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      -----------------------------------
                                   FORM 10-K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

December 31, 1998                                                      0-6094
-----------------                                                      ------
 (For the fiscal year ended)                          (Commission file number)

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                                          62-0784645
---------                                                          ----------
 (State or other jurisdiction                               (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

One Commerce Square, Memphis, Tennessee 38150                   (901)523-3434
---------------------------------------------                   -------------
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
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999, was approximately $1,788,000,000.

     The number of shares of common stock outstanding, as of March 5, 1999, was 101,272,004.

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

     Portions of the Proxy Statement relating to the 1999 Annual Meeting of Shareholders of National Commerce Bancorporation are incorporated by reference into Part III. Portions of the National Commerce Bancorporation Annual Report to shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II.

                                    PART I.

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Annual Report on Form 10-K that are not historical facts or that express expectations and projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered.
The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 1.  BUSINESS.

NATIONAL COMMERCE BANCORPORATION:

     National Commerce Bancorporation ("NCBC" or "the Company"), a Tennessee corporation, is a bank holding company formed in February 1966 as Tennessee Financial Corporation. The corporate name was changed to United Tennessee Bancshares Corporation in 1970 and the present corporate name was adopted in April 1978. The business of NCBC consists of owning all of the outstanding capital stock of (1) National Bank of Commerce, Memphis, Tennessee ("NBC"), (2) Nashville Bank of Commerce, Nashville, Tennessee ("Nashville" or "the Nashville Bank"), (3) NBC Bank, FSB, Knoxville, Tennessee ("Knoxville" or "the Knoxville Bank"), (4) NBC Bank, FSB, Belzoni, Mississippi ("Belzoni"), (5) Commerce Capital Management, Inc., Memphis, Tennessee ("Commerce Capital"), (6) TransPlatinum Service Corp., Nashville, Tennessee ("TransPlatinum") (7) U.S.I. Alliance Corp. ("USI"), Memphis, Tennessee and (8) National Commerce Capital Trust I ("Trust I"), Memphis, Tennessee. NCBC provides NBC, Nashville, Knoxville and Belzoni ("the Banks"), Commerce Capital, TransPlatinum, USI and Trust I with advice and counsel relating to financial and employee benefit matters, performs certain record-keeping functions relating to compliance with accounting and regulatory requirements and provides assistance in obtaining additional financing.

     Effective March 1, 1999, the Nashville Bank was merged into NBC and is no longer a separate financial institution but is now operated as branches of NBC.

     National Commerce Bancorporation operates several major lines of business. The commercial banking segment includes lending and related financial services to large- and medium-sized corporations. Included among these are several specialty services such as real estate finance, asset based lending and residential construction.

     The retail banking segment includes sale and distribution of financial products and services to individuals. These include loan products such as residential mortgages, home equity lending, automobile and other personal financial needs. Retail banking also offers various deposit products that are designed for customers' saving and transaction needs.

     The treasury segment in comprised of balance sheet management activities including oversight of the investment portfolio, non-deposit based funding and interest rate risk management. The other financial services segment includes trust, asset management, insurance and brokerage activities. Other financial services also includes income from transaction processing, in-store consulting/licensing and specialty leasing. See Note Q of the Notes to Consolidated Financial Statements in the 1998 Annual Report incorporated herein by reference.

     NBC furnishes a full range of banking and trust services. At December 31, 1998 NBC had 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, two SUPER MONEY MARKET facilities located in Jackson, Tennessee, one SUPER MONEY MARKET facility located in Cleveland, Tennessee, one branch facility in Somerville, Tennessee, two SUPER MONEY MARKET facilities and two branches in Collierville, Tennessee, one SUPER MONEY MARKET facility and three branches in West Memphis, Arkansas, and one branch in Marion, Arkansas. NBC has four active, wholly owned, non-banking subsidiaries, Commerce General Corporation ("Commerce General"), Commerce Finance Company ("Commerce Finance"), NBC Insurance Services, Inc. ("NBC Insurance") and National Commerce Bank Services, Inc. ("NCBS") and owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets"). Commerce General provides a variety of data processing services to the Banks and other commercial enterprises. Commerce Finance emphasizes second- and third-mortgage loans primarily for resale. Capital Markets was chartered as Commerce Investment Corporation in September 1986 to serve the needs of individual investors as a broker-dealer of investment products, including stocks, bonds, municipal obligations, mutual funds and unit investment trusts. The name was changed to NBC Capital Markets Group, Inc. effective January 1, 1997. NBC Insurance provides life, property and casualty insurance and annuities through NBC's in-store retail banking system. NCBS provides supermarket banking services to other financial institutions.

     The Nashville Bank was organized in September 1985 to operate full-service banking facilities in Kroger supermarkets within the Nashville area. The SUPER MONEY MARKET branches offer a wide variety of personal banking services. The Nashville Bank is a state chartered bank. At December 31, 1998 Nashville had 23 SUPER MONEY MARKET branch locations and three traditional branches. The Nashville Bank also operated three stand-alone automated teller machines ("ATMs") in the Nashville area.

     The Knoxville Bank was organized in June 1986 as a state chartered bank to operate full-service SUPER MONEY MARKET banking facilities within the Knoxville area. During 1994, the Knoxville Bank was converted to a federally chartered savings bank and expanded into North Carolina. At December 31, 1998 the Knoxville Bank had 13 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area, 22 branch locations in the Raleigh-Durham, Greensboro, Greenville, North Carolina, one branch location in Olive Branch, Mississippi, one branch in Southaven, Mississippi, and one branch in Paris, Tennessee. The Knoxville Bank had one branch each in the following Georgia locations: Adairsville, Buford, Calhoun, Canton, Cartersville, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. The Knoxville Bank also operated one stand-alone ATM in the Knoxville area. The Knoxville Bank also offers loans on an indirect basis through area automobile dealers. The Knoxville Bank has two subsidiaries, Kenesaw Leasing, Inc. and J & S Leasing, Inc., both equipment leasing firms.

     On July 13, 1993, the Company acquired First Federal Savings Bank, a $4.8 million institution located in Belzoni, Mississippi. The name was changed to NBC Bank, FSB, and its business expanded into Virginia. In early 1998, the Belzoni, Mississippi branch was sold and at December 31, 1998 Belzoni had nine SUPER MONEY MARKET branches in the Roanoke, Virginia area.

     NCBC, through NCBS, has executed SUPER MONEY MARKET sublicense and consulting agreements with other financial institutions. Currently, agreements have been executed covering locations in 50 states and foreign countries, including Peru, Canada, Australia, Chile, Colombia, Guam and Portugal. As of year end, NCBS has assisted various banks with over 1,000 locations through either a license or consulting relationship. The Company has one major competitor in its supermarket branch sublicensing activity. The competitor is a non-financial institution with nationwide operations. On November 7, 1989, the service mark Super Money Market (Stylized) was registered on the U.S. Patent and Trademark Office Principal Register as Reg. No. 1,565,038. This registration presently constitutes prima facie proof that NCBC owns the mark. If certain formalities are observed, the registration will remain in force for 20 years from the date of registration and may be renewed for successive terms of ten years each. On April 2, 1991 the service mark Super Money Market (non-stylized) for banking services was registered on the Supplemental Register under Reg. No. 1,640,085. If certain formalities are observed, registration will remain in force for ten years from the date of registration and may be renewed for successive periods.

     Commerce Capital is a registered investment advisor with the Securities and Exchange Commission. Another investment advisory subsidiary, Brooks, Montague and Associates, Inc. was sold in June 1998.

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum. TransPlatinum is located in Nashville, Tennessee.

     U.S.I. Alliance Corp. was organized in November 1995, and commenced business in February 1996. USI primarily leases personal lockboxes in long-term care facilities.

     National Commerce Capital Trust I was organized in March 1997 as a special purpose company to offer floating rate capital trust pass-through securities.

     Substantially all employees of the Company are also employees of one or more of its direct or indirect subsidiaries.

NATIONAL BANK OF COMMERCE:

     From its inception in 1873, and through the granting of its charter as a national bank in 1933, NBC has operated a full-service commercial bank and trust business in metropolitan Memphis, Tennessee. As of December 31, 1998, NBC had 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, two SUPER MONEY MARKET facilities located in Jackson, Tennessee, one SUPER MONEY MARKET facility located in Cleveland, Tennessee, one branch facility in Somerville, Tennessee, two SUPER MONEY MARKET facilities and two branches in Collierville, Tennessee, one SUPER MONEY MARKET facility and three branches inn West Memphis, Arkansas, and one branch in Marion, Arkansas. At December 31, 1998, NBC had $2,607,000,000 in deposits and was the third largest bank in the Memphis service area (population approximately 1,000,000) and the sixth largest bank in Tennessee, measured by deposits. Memphis is the largest city in Tennessee and is the center of a diversified distribution, commercial and agricultural area. NBC provides complete banking facilities and services to the Mid-South area through various divisions and departments, described below. The retail banking activity is carried on through the Branch Banking Division, the Money Market Division, the Executive Banking Division, and the Consumer Services Division. NBC's Commercial Banking Group is composed of six divisions: the Metropolitan Lending Division, the Leasing Division, the Asset Based Lending Division, the Real Estate Lending Division, the Correspondent Banking Division and the Mortgage Lending Division ("NBC Mortgage"). Trust services are provided by the Trust Division. Staff support for NBC is provided by its Human Resource, Marketing, Operations and Financial/Administrative Divisions.

     Retail Services: NBC provides its customers with a variety of retail banking services. Among such services are checking accounts and savings programs, night depository services, safe deposit facilities and several consumer loan programs, including installment loans for the purchase of consumer goods and revolving lines of credit. Customers are provided with current information regarding these services through NBC's marketing program. NBC has installed 53 ATMs (24-hour tellers), including ATMs located at Plough, Inc., Graceland, Methodist Hospital, Memphis International Airport, University of Memphis campus, Southern College of Optometry, Sitel Corporation and Rhodes College campus. At year end, consumer loans and leasing activity accounted for approximately 31% of NBC's outstanding loans. NBC participates in the MasterCard and Visa Card Programs, national consumer debit and credit card plans, under which NBC discounts sales drafts (accounts receivable arising from charges made with MasterCard and Visa Cards), without recourse, for participating merchants. NBC also offers a Professional Services Plan, Equity Credit Lines and other credit services for individuals. A monthly revolving credit charge is levied on the purchaser depending on the credit plan desired. At December 31, 1998, NBC had consumer lines of credit totaling $69,447,000.
NBC sold substantially all of its credit card portfolio in fourth quarter 1997 and now offers various credit card plans through MBNA Corp.

     Commercial Services: NBC provides a variety of services for commercial enterprises, including checking accounts, certificates of deposit, cash management services, short-term loans for seasonal or working capital purposes, and term loans for fixed assets and expansion purposes. In addition to these general services, NBC also provides accounts receivable and inventory financing, commodity loans and commercial loans tailored to an individual customer's needs. Secured and unsecured commercial loans and commodity loans, at December 31, 1998, accounted for approximately 29% of the loans made by NBC. Real estate construction and long-term mortgage loans (including first mortgage refinance loans) accounted for approximately 40% of NBC's outstanding loans at December 31, 1998.

     Correspondent Banking: NBC has correspondent relationships with approximately 200 banks located in Tennessee, Arkansas, Missouri, Florida, Mississippi, Kentucky, and Alabama to which it provides a range of financial services as well as advice in various fields of banking policy and operations. Aggregate balances of correspondent banks at NBC averaged approximately $55,000,000 in 1998.

     Trust Services: Through its Trust Division, NBC acts as trustee, executor, administrator, guardian, custodian and depository for a number of individuals and corporations. The Bank offers investment advisory services to its customers in addition to portfolio management. At December 31, 1998, the Trust Division administered assets valued at approximately $3,058,000,000.

     International Services: NBC has established 6 accounts with foreign banks, primarily in Europe, to handle international trade relationships. Two foreign banks have accounts with NBC for the same purpose. NBC does not now, nor does it intend to, engage in speculative trading of foreign currencies.

     Non-Bank Subsidiaries: In addition to computer services for NBC, Commerce General processes financial transactions for hospitals. During the year ended December 31, 1998, approximately 82% of the total revenues of Commerce General were derived from services provided to NBC and 18% from services provided to other customers. NBC Capital Markets Group, Inc. (formerly named Commerce Investment Corporation) provides investment services to individual and institutional investors. In 1991, the institutional investor activity of NBC's Investment Division was merged into Capital Markets. At December 31, 1998, Capital Market's capital totaled $12,525,000. Capital Markets is registered as a broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and is a member of the Security Investor Protection Corporation. Commerce Finance Company was organized in September, 1992 and commenced business in March, 1993 in the consumer finance segment of the retail credit industry as a subsidiary of NCBC. In 1996, the store-front branches and most of the assets of Commerce Finance were sold and Commerce Finance began operating on a more centralized basis with emphasis on second- and third-mortgage loans which come from bank referrals. In February, 1997, Commerce Finance became a subsidiary of NBC. NBC Insurance Services, Inc. was organized in January, 1997 and commenced business in March, 1997 to provide life, property and casualty insurance and annuities through NBC's in-store retail banking system. National Commerce Bank Services, Inc. provides supermarket banking services to other financial institutions.

     Territory Serviced and Competition: NBC actively competes with other commercial banks in the Memphis trade area in providing a full range of banking services, including demand deposits, time deposits, various types of loans, trust services and other bank-related activities. At December 31, 1998, NBC had $3,925,713,000 in assets. According to December 31, 1998 call reports, one of the other banks in metropolitan Memphis is 4.3 times larger and another is approximately 6.3 times larger than NBC as measured by deposits. However, deposits for that bank include statewide branches, while NBC deposits are
primarily limited to the metropolitan Memphis area.   The Memphis trade area
includes western Tennessee, northern Mississippi, and eastern Arkansas, and NBC considers commercial banks in Little Rock, Arkansas and Jackson, Mississippi, as competitors in addition to Memphis area banks. In addition, NBC competes with savings and loan associations, finance companies, credit unions, insurance companies, real estate investment trusts, mortgage companies, factoring companies, independent credit card companies and various other financial institutions whose activities correspond with banking functions. See "Supervision and Regulation."

     Employees: As of December 31, 1998, NBC and its subsidiaries employed approximately 303 officers, 639 other full-time employees, 116 part-time employees and 45 peak-time employees. Relations with employees have been good. No employees are covered by collective bargaining agreements. All full-time employees are afforded the benefits of group life and health insurance plans.
In addition, the Company has a non-contributory qualified retirement plan. All employees who have one full year of service are eligible to become participants in the retirement plan. The Company also has a taxable income reduction account ("TIRA") plan which allows employees to defer payment of taxes on an elected percentage of salary up to $10,000 by making contributions to this plan. The Company may also make contributions to this plan for the benefit of participating employees. The Company had an Employee Stock Ownership Plan ("ESOP") which has been merged with the TIRA into the NBC Employee Stock Ownership Plan With 401K Provisions.

NASHVILLE BANK OF COMMERCE:

     Nashville Bank of Commerce was organized to compete in retail banking in the Nashville trade area. At December 31, 1998 the Nashville Bank operated three traditional branches and 23 SUPER MONEY MARKET facilities located within

Kroger stores and three stand-alone ATMs in the Nashville area. At December 31, 1998, the Nashville Bank employed 45 officers, 93 other full-time employees, 28 part-time employees and 18 peak-time employees to provide banking services during the hours when most grocery shopping occurs. Employees of the Nashville Bank are provided with the same benefits that all Company employees have available to them. At December 31, 1998, the Nashville Bank had total consolidated assets of $607,066,000. Nashville Bank of Commerce competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

NBC BANK, FSB (KNOXVILLE):

     The Company organized NBC Bank, FSB (Knoxville) to become competitive in retail banking in the Knoxville area. After its 1994 conversion from a state chartered bank to a federally chartered savings bank, it expanded into North Carolina. At December 31, 1998 the Knoxville Bank had 13 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area, 22 branch locations in the Raleigh-Durham, Greensboro, and Greenville, North Carolina areas, one branch location in Olive Branch, Mississippi, one branch in Southaven, Mississippi, and one branch in Paris, Tennessee. The Knoxville Bank has one branch each in the following Georgia locations: Adairsville, Buford, Calhoun, Canton, Cartersville, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. Like Nashville, the Knoxville Bank employees are provided with the same benefits that all Company employees have available to them. At December 31, 1998, the Knoxville Bank and its subsidiaries employed 79 officers, 169 other full-time employees, 34 part-time employees and 12 peak-time employees. At year-end 1998, the Knoxville Bank had total assets of $1,095,196,000. The Knoxville Bank competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

     Non-Bank Subsidiaries: Kenesaw Leasing, Inc, and J & S Leasing, Inc. are both equipment leasing firms. At December 31, 1998 Kenesaw's capital totaled $2,139,000 and J & S's capital was $1,667,000.

NBC BANK, FSB (BELZONI):

     NBC Bank, FSB was acquired to expand its retail banking activities through supermarket branches in other states. At December 31, 1998 nine SUPER MONEY MARKET branches were located in Kroger supermarkets in Virginia. At December 31, 1998, Belzoni employed 19 officers, 34 other full-time employees, and one part-time employee. The same Company benefits are provided to these employees. At year-end 1998, Belzoni had total assets of $309,209,000. Belzoni competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

COMMERCE CAPITAL MANAGEMENT, INC.:

     Commerce Capital was organized to provide specialized investment management services to individuals, family groups, endowment funds and corporations.
Assets presently managed are approximately $794,000,000. At December 31, 1998, Commerce Capital had seven full-time employees. Commerce Capital's employees are covered under the same Company benefits. Commerce Capital competes with a number of other investment counselors, insurance companies, banks, and other money managers, many of which are substantially larger.

TRANSPLATINUM SERVICE CORP.:

     In September of 1995, NCBC acquired 30% of TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, Tennessee. On February 29, 1996, NCBC acquired the remaining 70% of TransPlatinum. As of December 31, 1998, TransPlatinum had 7 officers, 59 full-time employees, and 6 part-time employees. TransPlatinum competes with larger companies offering similar services on a nation-wide basis.

U.S.I. ALLIANCE CORP.:

     U.S.I. Alliance Corp. commenced formal operations in February of 1996 as a wholly owned subsidiary of NCBC. USI operates and administers a security program in the long-term care industry. The program activities include leasing personal lock boxes, education and training, risk management reduction, and the administration of an 800-number tip line and reward payment system for long-term care facilities. USI Alliance has filed federal and state trademarks in all 50 states for the name "Senior Crimestoppers" and currently does business in all states. At December 31, 1998, USI had 2 officers and 1 other full-time employee.

NATIONAL COMMERCE CAPITAL TRUST I:

     National Commerce Capital Trust I was organized in March 1997 as a special purpose company to offer floating rate capital trust pass-through securities. At December 31, 1998, Trust I had $49,896,000 in outstanding securities issued.

SUPERVISION AND REGULATION

     NCBC and its subsidiaries are subject to a number of federal and state laws and regulations. As a bank holding company, NCBC is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), which is administered by the Federal Reserve Board (the "Board"). Under the Act, the Company is generally prohibited from directly engaging in any activities other than banking, managing or controlling banks, and those activities that the Board considers closely related and incidental to banking. Generally, bank holding companies from any state can now acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Effective January 1, 1991, Tennessee amended its reciprocal interstate banking statute to allow a bank or bank holding company in any other state to acquire a Tennessee bank or bank holding company as long as a Tennessee bank or bank holding would have a similar acquisition opportunity in that state. Effective June 1, 1997, banks also became eligible to branch across state lines by acquisition, merger or de novo (unless state law would permit such interstate branching at an earlier date), providing certain conditions are met including that applicable state law must expressly permit de novo interstate branching.

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

     Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state law regulate the operations of the Company's banking affiliates, including (1) requiring the maintenance of reserves against deposits, (2) limiting the nature of loans and the interest that may be charged thereon, and (3) restricting investments and other activities. The amount of dividends that the Company's bank affiliates may declare is also limited. Regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits. See Note N of the Notes to Consolidated Financial Statements in the 1998 Annual Report, incorporated herein by reference.

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

     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized" or "significantly undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

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

     Commerce Finance Company is a consumer finance company organized under the laws of the State of Tennessee and is primarily regulated by the Consumer Finance Division of the Tennessee Department of Financial Institutions. The Federal Trade Commission has primary federal regulatory authority. Commerce Capital Management, Inc. is registered with the Securities and Exchange Commission and is an investment adviser pursuant to the Investment Advisers Act of 1940, as amended. All regulatory agencies require periodic audits and regularly scheduled reports of financial information.

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

The following table sets forth the combined daily average condensed (consolidated) balance sheets of NCBC and an analysis of net interest earnings for each of the three years in the period ended December 31, 1996 through 1998. Interest income and yields on non-taxable investment securities have been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                               1998                           1997                           1996
                                   ----------------------------   ----------------------------   ------------------------------
                                    Average             Yield/     Average             Yield/     Average              Yield/
                                    Balance    Interest   Rate     Balance    Interest   Rate     Balance    Interest    Rate
                                   ---------   --------   -----   ---------   --------   -----   ---------   --------   -------
                                                                    (in thousands of dollars)
 ASSETS
Interest-earning assets:
Loans:(1)
  Domestic(2)                      2,883,277    261,492   9.07%   2,513,327    229,866   9.15%   2,130,810    191,860     9.00%
Taxable securities including
 trading account                   1,684,740    112,223   6.66    1,461,883     98,308   6.72    1,296,692     85,597     6.60
Non-taxable investment
 securities(2)                       146,053     12,212   8.36      138,669     11,456   8.26      143,706     11,881     8.27
Federal funds sold and
 securities purchased
 under agreements to resell
 and other                            34,938      2,885   8.26       16,500      1,049   6.36       23,388      1,425     6.09
Time deposits in other banks          19,083      1,012   5.30       18,211        974   5.35       16,984        924     5.44
                                   ---------    -------   ----    ---------   --------   ----    ---------   --------   ------
Total interest-earning assets      4,768,091    389,824   8.18    4,148,590    341,653   8.24    3,611,580    291,687     8.08
                                                -------                       --------                       --------
Non-interest earning assets:
Cash and due from banks              170,253                        137,251                        119,604
Premises & equipment, net             32,970                         24,306                         19,160
Other assets                         188,987                        132,827                         94,020
Allowance for loan losses            (46,175)                       (38,122)                       (32,250)
                                   ---------                      ---------                      ---------
TOTAL ASSETS                       5,114,126                      4,404,852                      3,812,114
                                   =========                      =========                      =========

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding and income on such loans is recognized as received. There were no foreign loans outstanding.
(2) These items are affected by fully taxable-equivalent adjustments. Reference is made to page 31 of the Annual Report to Shareholders for the corresponding unadjusted amounts as presented in the financial statements.


                                                    1998                           1997                          1996
                                        ----------------------------   ----------------------------   ------------------------------

                                         Average             Yield/     Average             Yield/     Average              Yield/
                                         Balance    Interest   Rate     Balance    Interest   Rate     Balance    Interest    Rate
                                        ---------   --------   -----   ---------   --------   -----   ---------   --------   -------
                                                                         (in thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                           322,117      3,373   1.05%     261,931      3,239   1.24%     256,561      3,963     1.54%
Savings deposits                        1,162,749     45,815   3.94    1,043,212     42,672   4.09      902,148     38,301     4.25
Time deposits                           1,561,417     84,998   5.44    1,321,247     73,248   5.54    1,187,861     65,701     5.53
Federal funds purchased and
 securities sold under
 agreements to repurchase                 470,349     22,744   4.84      445,863     22,665   5.08      336,727     16,546     4.91
Federal Home Loan Bank advances           552,176     27,904   5.05      405,308     23,032   5.68      417,316     23,025     5.52
Long-term debt                            103,103      6,135   5.95      156,152      9,316   5.97       60,284      3,565     5.91
                                        ---------    -------           ---------   --------   ----    ---------   --------   ------
Total interest bearing
 liabilities                            4,171,911    190,969   4.58    3,633,713    174,172   4.79    3,160,897    151,101     4.78
                                        ---------    -------   ----    ---------   --------           ---------   --------
Non-interest bearing liabilities:
Domestic demand deposits                  413,724                        328,423                        305,989
Other                                      94,258                         71,109                         49,402
Capital Trust Preferred Securities         49,891                         38,079                              -
Stockholders' equity                      384,342                        333,528                        295,826
                                        ---------                      ---------                      ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   5,114,126                      4,404,852                      3,812,114
                                        =========                      =========                      =========
Net interest earnings                                198,855                        167,481                        140,586
                                                   =========                      =========                      =========
Net yield on interest-earning assets                           4.17%                          4.04%                          3.89%
                                                               ====                           ====                           ====


INTEREST RATE SENSITIVITY BY REPRICING DATE


                                                         After         After        After
                                                         3 Mos.        6 Mos.       1 Yr.
                                             Within       But           But          But                        Non
December 31, 1998                 0-30        31-90      Within        Within       Within         After      Interest
(in thousands of dollars)         Days        Days       6 Mos.        1 Year       5 Years       5 Years      Bearing       Total
                                ---------    -------    ---------     ---------    ----------    -----------------------------------
Funding uses:
Loans, net                        929,883     84,845       97,380       280,932     1,588,576     216,057             -    3,197,673
Securities                        644,337    218,149      266,734       404,524       320,149     244,477             -    2,098,370
Other earning assets              149,712          -            -             -             -           -             -      149,712
Other assets                            -          -            -             -             -           -       365,299      365,299
                                ---------    -------      -------       -------     ---------    --------      --------    ---------
  Total funding uses            1,723,932    302,994      364,114       685,456     1,908,725     460,534       365,299    5,811,054
                                ---------    -------      -------       -------     ---------    --------      --------    ---------
Funding sources:
Interest-bearing deposits         786,808    234,066      410,119       447,249     1,034,174     552,961             -    3,465,377
Other borrowings                  591,837     62,702        3,534         7,223       539,411     175,000             -    1,379,707
Demand deposits                         -          -            -             -             -           -       481,898      481,898
Other liabilities                       -          -            -             -             -           -        75,523       75,523
Interest rate swaps              (110,000)         -            -             -       110,000           -             -            -
Stockholders' equity                    -          -            -             -             -           -       408,549      408,549
                                ---------    -------      -------       -------     ---------    --------      --------    ---------
Total funding sources           1,268,645    296,768      413,653       454,472     1,683,585     727,961       965,970    5,811,054
                                ---------    -------      -------       -------     ---------    --------      --------    ---------
Interest-rate sensitivity GAP     455,287      6,226      (49,539)      230,984       225,140    (267,427)     (600,671)
                                ---------    -------      -------       -------     ---------    --------      --------
Cumulative interest-rate
 sensitivity GAP                  455,287    461,513      411,974       642,958       868,098     600,671
GAP to total assets                  7.83%      0.11%        (.85%)        3.97%         3.87%      (4.60%)      (10.34%)
Cumulative GAP to total
 assets                              7.83%      7.94%        7.09%        11.06%        14.94%      10.34%


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

Due to the historical volatility of interest rates, the Company addresses the problem with an Asset Liability Management Committee comprised of senior management personnel from each key banking function. The committee's goal is to stabilize earnings by limiting the gap position between assets and liabilities repricing within one year to 15% of assets. The committee has determined by historical experience and simulation modeling that a gap of 15% will not produce excessive earnings variances in most rate environments. The committee meets regularly to address the current gap position and evaluate the assumptions and projections used to calculate interest rate risk. Company policy states that the six-month cumulative gap shall be no more than 12 percent of total assets and the one-year cumulative gap, no more than 15 percent. At year-end 1998, both six-month and one-year gaps were within these parameters.

CHANGES IN INTEREST INCOME AND EXPENSES
---------------------------------------

The following table sets forth for NCBC and its subsidiaries (consolidated), for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Interest on non-taxable investment securities has been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.

                                            1998 Compared to 1997                      1997 Compared to 1996
                                        Increase (decreased) Due to (1)            Increase (decrease) Due to (1)
                                     -------------------------------------   ------------------------------------------
                                                                    Rate/                                         Rate/
                                     Volume     Rate       Net     Volume     Volume       Rate         Net      Volume
                                     -------   -------   -------   -------   ---------   ---------   ---------   -------
                                                                  (in thousands of dollars)
Interest earned on:
Loans:(2)
Domestic                             33,623    (1,997)   31,626      (296)     34,777       3,228      38,006       574
Taxable securities including
  trading account                    14,781      (866)   13,915      (134)     11,124       1,588      12,711       198

Non-taxable securities                  616       140       756         7        (411)        (14)       (425)        1
Federal funds sold and
  securities purchased under
  agreements to resell                1,650       186     1,836       350        (437)         61        (376)      (19)
Time deposits in other banks             47        (9)       39         0          66         (16)         50        (1)
                                     ------    ------    ------    ------      ------      ------      ------      ----

Total interest earning assets        50,717    (2,546)   48,171       (73)     45,119       4,847      49,966       753
                                     ------    ------    ------    ------      ------      ------      ------      ----

Interest paid on:
Demand deposits                         677      (543)      134      (114)         79        (803)       (724)      (16)
Savings deposits                      4,752    (1,609)    3,143      (179)      5,849      (1,478)      4,371      (227)
Time deposits                        13,045    (1,295)   11,750      (240)      7,427         120       7,547        13
Federal funds purchased and
 securities sold under
 agreements to repurchase               565      (486)       79       (59)      5,528         591       6,119       186
Federal Home Loan Bank advances       7,640    (2,768)    4,872      (925)       (662)        669           7       (19)
Long-term debt                       (3,150)      (31)   (3,181)       11       5,715          36       5,751        58
                                     ------    ------    ------    ------      ------      ------      ------      ----
Total interest bearing
  liabilities                        23,529    (6,732)   16,797    (1,506)     23,936        (865)     23,071        (5)
                                     ------    ------    ------    ------      ------      ------      ------      ----
Net interest income                  27,188     4,186    31,374     1,433      21,183       5,712      26,895       758
                                     ======    ======    ======    ======      ======      ======      ======      ====

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts to the change in each.
(2)  There were no foreign loans outstanding.

SECURITIES PORTFOLIO
--------------------
The following table sets forth the aggregate book value of investment securities at the dates indicated.


                                                 December 31
                                      ---------------------------------
                                         1998        1997        1996
                                         ----        ----        ----
                                          (in thousands of dollars)

Securities:
U.S. Treasury                            36,621      38,589      30,234
U.S. Government agencies and
  corporations                        1,382,396   1,270,297   1,190,922
States of the U.S. and political
  subdivisions                          149,000     138,409     140,708
Other securities                        530,353     170,859     156,035
                                      ---------   ---------   ---------
              Total                   2,098,370   1,618,154   1,517,899
                                      =========   =========   =========

The following table sets forth the maturities at December 31, 1998, and the weighted average yields of such securities, all of which are computed on a fully taxable-equivalent basis assuming a tax rate of 35%.


                                                                     Maturing
                              ---------------------------------------------------------------------------------------
                                                    After 1 But           After 5 But               After
                                Within 1 Year      Within 5 Years       Within 10 Years            10 Years
                              ----------------   -----------------   --------------------   -------------------------
                              Amount    Yield    Amount     Yield     Amount      Yield      Amount       Yield
                              -------   ------   -------   -------   ---------   --------   ---------   ----------
                                                             (in thousands of dollars)
Securities:
U.S. Treasury                  23,182    6.41%    13,439     6.30%           -         -           -           -
U.S. Government agencies
 and corporations              38,949    6.36     82,678     6.41      895,985      6.56%      364,784      6.18%
 States of the U.S. and
 political subdivisions         9,060    7.93     57,436     7.30       62,608      8.26        19,896      9.22
Other                         127,881    6.61    214,960     6.61      168,185      6.54        19,327      6.94
                              -------    ----    -------             ---------                --------
    Total                     199,072    6.60%   368,513     6.26%   1,126,778      6.24%      404,007      6.18%
                              =======            =======             =========   =======      ========

LOAN PORTFOLIO
--------------
The following table shows the Company's gross loan distribution at the end of the last five years.

                                                       December 31
                                ---------------------------------------------------------
                                   1998        1997        1996        1995        1994
                                   ----        ----        ----        ----        ----
                                                (in thousands of dollars)
Commercial, financial,
 and agricultural                 592,136     512,534     466,830     399,580     356,035
Real estate - construction        242,993     241,334     170,188     122,720      91,424
Real estate - mortgage          1,153,717     781,826     602,064     520,657     501,489
Consumer(1)(2)                  1,181,659   1,045,420   1,086,104     871,407     630,927
Lease financing                    29,568      30,046      22,790      18,678      14,818
                                ---------   ---------   ---------   ---------   ---------
   Total                        3,200,073   2,611,160   2,347,976   1,933,042   1,594,693
                                =========   =========   =========   =========   =========

(1)Included within "Consumer" loans are revolving lines of credit secured by home equities.
(2)The Company sold approximately $63 million or substantially all of its credit card receivables in fourth quarter 1997.

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                            Maturing
                                Within    After 1 But     After
                                1 Year    Within 5 Yrs   5 Years    Total
                                -------   ------------   -------   -------
                                        (in thousands of dollars)

Commercial, financial,
  and agricultural              260,946        206,846   124,344   592,136
Real estate - construction      140,713         62,354    39,926   242,993
                                -------   ------------   -------   -------
     Total                      401,659        269,200   164,270   835,129
                                =======   ============   =======   =======

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) due after one year classified, according to the sensitivity to changes in interest rates as of December 31, 1998.

                                            After 1 but      After
                                            Within 5 Yrs    5 Years
                                           --------------   --------
                                           (in thousands of dollars)

Predetermined interest rate                       157,958    120,831
Floating or adjustable interest rates             111,242     43,439
                                                  -------    -------
     Total                                        269,200    164,270
                                                  =======    =======

NONACCRUAL, PAST DUE, AND RESTRUCTURED
--------------------------------------
The following table summarizes the Company's nonaccrual, past due, and restructured loans (all of which are domestic):

                                            December 31
                               -------------------------------------
                                1998    1997    1996    1995    1994
                                ----    ----    ----    ----    ----
                                      (in thousands of dollars)

Nonaccrual loans                 533       -       -       -       -
Accruing loans past due
 90 days or more               4,218   3,134   3,482   3,252   2,432
Non-performing
 restructured loans                -       -       -       -       -
Performing restructured            -       -       -       -       -

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

Potential Problem Loans
-----------------------
At December 31, 1998, the Company had no problem loans for which payments were being made, but the borrowers currently were experiencing severe financial difficulties. Any such loans would be subject to constant management attention and their classification would be reviewed monthly.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
This table summarizes the Company's loan loss experience for each of the five years ended December 31, 1998. There were no foreign loans.


                                              Year Ended December 31
                                  -----------------------------------------------
                                   1998      1997      1996      1995      1994
                                  -------   -------   -------   -------   -------
                                             (in thousands of dollars)
Balance at beginning
 of period                        43,297    35,514    29,010    24,310    21,467
Charge-offs:
 Commercial, financial,
  and agricultural                   522       250        12         1       442
 Real estate - construction          946        95        70       199       212
 Real estate - mortgage              808       222        74        97       232
 Consumer                          8,430    10,850     8,270     5,366     4,088
 Lease financing                     943     1,382     1,912     1,586     1,500
                                  ------    ------    ------    ------    ------
  Total charge-offs               11,649    12,799    10,338     7,249     6,474
                                  ------    ------    ------    ------    ------
Recoveries of loans
previously charged-off:
 Commercial, financial,
  and agricultural                 1,152        73        20        55        47
 Real estate - construction          197        57       244        44        83
 Real estate - mortgage               51        33        61        73       121
 Consumer                          2,219     2,221     1,965     1,509     1,494
 Lease financing                     420       560       533       518       495
                                  ------    ------    ------    ------    ------
  Total recoveries                 4,039     2,944     2,823     2,199     2,240
                                  ------    ------    ------    ------    ------
Net charge-offs                    7,610     9,855     7,515     5,050     4,234
Increase due to acquisitions       3,836       625       288         -         -
Decrease due to loan sale              -         -      (403)        -         -
Provision for loan losses(1)       9,599    17,013    14,134     9,750     7,077
                                  ------    ------    ------    ------    ------
Balance at end of period          49,122    43,297    35,514    29,010    24,310
                                  ======    ======    ======    ======    ======
Ratio of net-charge-offs to
 average loans outstanding
 during the period                   .26%      .39%      .35%      .29%      .28%

(1) The allowance for loan losses provides for losses inherent in the Company's loan portfolio. Management reviews the adequacy of the allowance each quarter. The overall allowance is evaluated based on a continuing assessment of problem loans, historical loss experience, new lending products, emerging credit rends, changes in the size and character of loan categories, and other factors including its risk rating system, regulatory guidance and economic conditions. Management has determined that the allowances for loan losses is adequate, although financial market volatility, economic reversals or decreased customer earnings from operations could require an increase in the required allowance.

     Management allocates the allowance for loan losses by loan category, but even with the various methods employed by management in allocating the allowance, certain inherent, but undetected, losses are probable within the loan portfolio. Commercial, financial and agricultural allocations are based on a quarterly review of individual loans outstanding and binding commitments to lend. Reserves are allocated based on actual loss experience and to credits with similar risk characteristics.

     Real estate loan allocations are based on quarterly reviews of individual loans and discounted cash flow analysis and independent appraisals. Consumer loan allocations are based on an analyses of product mix, credit scoring, migration analyses, losses from fraud, and bankruptcy experience and historical and expected delinquency and charge off statistics.

     Although the allocation of the allowance is an important management tool, no portion of the allowance is restricted to any individual loan or group of loans, rather the entire allowance is available to absorb losses from the entire loan portfolio.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------
The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses incurred within the following categories of loans for each for the five years indicated.

                                                                            December 31
                               ----------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996                 1995                 1994
                               -----------------    -----------------    -----------------    -----------------    -----------------
                                         Percent              Percent              Percent              Percent              Percent
                                        of loans             of loans             of loans             of loans             of loans
                               Amount    in each    Amount    in each    Amount    in each    Amount    in each    Amount    in each
                                 of     category      of     category      of     category      of     category      of     category
                               allow-   to total    allow-   to total    allow-   to total    allow-   to total    allow-   to total
                                ance      loans      ance      loans      ance      loans      ance      loans      ance      loans
                               ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                                     (in thousands of dollars)
Commercial, financial,
 and agricultural               9,842       18%      8,659      20%       7,813        20%     7,264      21%       6,887      22%

Real estate:
 Construction                   4,420        8       4,330       9        3,196         7      3,006       6        2,731       6
 Mortgage                       8,335       36       6,495      30        5,327        26      3,567      27        3,352      31

Consumer                       24,561       37      21,649      40       17,402        46     12,737      45        9,457      40
Lease financing                 1,964        1       2,164       1        1,776         1      2,436       1        1,883       1
                               ------     ----      ------    ----       ------      ----     ------    ----       ------    ----
  Total                        49,122      100%     43,297     100%      35,514       100%    29,010     100%      24,310     100%
                               ======     ====      ======    ====       ======      ====     ======    ====       ======    ====

DEPOSITS
--------
The following table sets out the average amount of deposits and the average rate paid on such deposits for the periods indicated. There were no material deposits by foreign depositors in domestic offices. There were no material deposits in foreign banking offices.

                                                           Year Ended December 31
                                          --------------------------------------------------------
                                                1998                1997                1996
                                          ----------------    ----------------    ----------------
                                             Amount   Rate       Amount   Rate       Amount   Rate
                                          ---------   ----    ---------   ----    ---------   ----
                                                           (in thousands of dollars)

Non-interest bearing demand deposits        413,724      -      328,423      -      305,989      -
Interest bearing demand deposits            322,117   1.05%     261,931   1.24%     256,561   1.54%
Savings deposits                          1,162,749   3.94    1,043,212   4.09      902,148   4.25
Time deposits                             1,561,417   5.44    1,321,247   5.54    1,187,861   5.53
                                          ---------           ---------           ---------
  Total                                   3,460,007           2,954,813           2,652,559
                                          =========           =========           =========

Summarized below are outstanding maturities of time deposits of $100,000 or more issued by domestic offices (which consist entirely of time certificates of deposit) at December 31, 1998 (in thousands of dollars):

 Time remaining until maturity                                                                    Amount
------------------------------                                                                    ------

3 months or less                                                                                  302,599
Over 3 through 6 months                                                                           226,375
Over 6 through 12 months                                                                          179,392
Over 12 months                                                                                    180,339
                                                                                                  -------
   Total                                                                                          888,705
                                                                                                  =======

RETURN ON EQUITY AND ON TOTAL ASSETS
------------------------------------
The following table shows consolidated operating and capital ratios for the Company for each of the last three years.


                                                                                                     Year Ended December 31
                                                                                                     ----------------------
                                                                                                     1998     1997     1996
                                                                                                    -----    -----    -----
Return on average total assets                                                                       1.66%    1.58%    1.51%
Return on average equity*                                                                           22.15%   20.92%   19.44%
Dividend payout percent**                                                                           38.55%   33.33%   34.35%
Average equity to assets percent                                                                     7.52%    7.57%    7.76%
Tier 1 capital to total assets (leverage ratio)                                                      8.03%    8.69%    7.66%
Tier 1 capital to risk-weighted assets                                                              11.79%   12.61%   11.05%
Total capital to risk-weighted assets                                                               13.04%   13.86%   12.30%

* exclusive of mark-to-market adjustment.
** includes special 1998 dividend increase which accompanied the 2-for-1 stock split effective July 1, 1998.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report for discussion of minimum capital requirements.

SHORT-TERM BORROWINGS
---------------------

          The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the reported years.

                                                         Year Ended December 31
                                                       ---------------------------
                                                       1998        1997       1996
                                                       ----        ----       ----
                                                        (in thousands of dollars)

Federal funds purchased and securities
sold under agreements to repurchase:
    Balance at year-end                                591,829    423,573    298,410
    Weighted average interest rate
        payable at year-end                              4.32%      5.04%      5.09%
    Maximum amount outstanding
        at any month end                               591,829    540,622    398,898
    Average outstanding balance
        (total daily outstanding
        principal balance divided
        by 365)                                        470,349    445,863    336,727
    Weighted average interest rate
        (related interest expense
        divided by the average
        outstanding balance)                              4.84%      5.08%      4.91%

ITEM 2.  PROPERTIES.

      Main Office: NBC leases as its main office approximately 37% -- 172,650_ rentable square feet -- of the Commerce Square Complex (the "Complex"), which includes a thirty-two story office building known as Commerce Square Tower, a nine-story parking garage and a building known as NBC's main office building. NBC owns two parcels of land (approximately 74.25 feet by 148.5 feet) adjacent to the Complex which house a building that is presently used by the Bank for storage.

      Other Offices: As of December 31, 1998, NBC operated 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, two SUPER MONEY MARKET facilities located in Jackson, Tennessee, one SUPER MONEY MARKET facility located in Cleveland, Tennessee, one branch facility in Somerville, Tennessee, two SUPER MONEY MARKET facilities and two branches in Collierville, Tennessee, one SUPER MONEY MARKET facility and three branches in West Memphis, Arkansas, and one branch in Marion, Arkansas. NBC intends to continue opening branches at such time and places as management deems prudent and feasible, subject to approval of regulatory authorities.

      Twelve of the 20 traditional branches operated by NBC are leased. In addition, the building housing one branch is owned by NBC but subject to a ground lease. Leases on the 13 branches have remaining terms ranging from one month to 18 years (excluding renewal options). The average unexpired portion of the lease terms at December 31, 1998 is 6 years, including ground leases. The remaining four branches are owned in fee. Aggregate annual rentals on the 12 leased branch properties including NBC space in Commerce Square Complex, the SUPER MONEY MARKET branch facilities and the free-standing ATM locations amounted to approximately $3,555,000 at December 31, 1998.

      Commerce General occupies approximately 9,700 square feet of NBC's space in the Complex and pays approximately $121,000 per year for this space. Commerce Capital leases approximately 4,000 square feet totaling approximately $49,000 in annual rent in 1998. NBC Capital Markets Group leases approximately 17,100 square feet located at 850 Ridge Lake Boulevard, Memphis, Tennessee and paid approximately $269,000 in 1998.

      The Nashville Bank has been granted the right to operate branches in area Kroger stores. Initial terms of the license agreements are for one year, with multiple renewal options. In 1998, Nashville paid approximately $885,000 for licensed space and administrative office space.

      The Knoxville Bank also has been granted the right to operate branches in area Kroger stores in the Knoxville, Tennessee; Raleigh/Durham, North Carolina; and Greensboro, North Carolina areas; and in certain areas in Georgia. Initial terms of the license agreements are for one year, with multiple renewal options. In 1998, Knoxville paid approximately $1,351,000 for licensed space and administrative office space.

      NBC Bank, FSB (Belzoni) has been granted the right to operate branches in area Kroger stores in Roanoke, Virginia and Blacksburg, Virginia. Initial terms of the license agreements are for one year, with multiple renewal options. In 1998, Belzoni paid approximately $274,000 for licensed and leased space.

      NBC owns property at 1895 Union Avenue, 309 Monroe Avenue and 5049 Summer Avenue in Memphis, and 7770 Poplar Avenue in Germantown, Tennessee and 6005 Stage Road in Bartlett, Tennessee, suburbs of Memphis in Shelby County. The property at 1895 Union is the location of Union Avenue Branch operations. The Cloverleaf Branch operations are at 5049 Summer Avenue. The Consumer Lending and Indirect Loan operations area is located at 309 Monroe, which is also being used for parking for NBC employees. The Germantown Branch operation, the operations of the residential and commercial construction lending, mortgage lending, aircraft lending areas and satellite operations of one of the Bank's subsidiaries and a Company affiliate are located at 7770 Poplar Avenue. The Bartlett Branch operation is located at 6005 Stage Road.

ITEM 3.  LEGAL PROCEEDINGS.

           Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

           Name                               Age                             Office Held
           ----                               ---                             -----------
Thomas M. Garrott                              61                Chairman of the Board, President, Chief
                                                                 Executive Officer and Director of the
                                                                 Company

Lewis E. Holland                               56                Vice Chairman, Treasurer and Chief
                                                                 Financial Officer of the Company

William R. Reed, Jr.                           52                Vice Chairman of the Company

Gary L. Lazarini                               57                Executive Vice President of NBC
                                                                 and Chairman of NBC Capital
                                                                 Markets Group, Inc.

Mackie H. Gober                                52                Executive Vice President of the Company

Gus B. Denton                                  58                Secretary of the Company

Tom W. Scott                                   55                President of Commerce General Corporation

David T. Popwell                               39                Executive Vice President

Of the foregoing officers, Messrs. Garrott, Holland, and Reed are also a directors of the Company.

     The above officers have served in the capacities shown for more than five years except for the following:

     Mr. Holland was elected Vice Chairman and Director of the Company in June 1997. He was Executive Vice President of the Company from August 1995 until June 1997. He was elected Treasurer of the Company in June 1995. He was Vice President from July 1994 until August 1995.

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

     Mr. Denton was elected Secretary of the Company in June 1995.

     Mr. Popwell was elected Executive Vice President of the Company in August 1998. Prior to that time he was an attorney with Baker, Donelson, Bearman and Caldwell.

                                    PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           Market quotations for the Company's common stock and cash dividends per share, as restated to give retroactive recognition to all stock dividends and stock splits, are as follows:

                                Fourth   Third    Second   First
                                ------   ------   ------   ------

           1998:
           High                 $19.06   $25.75   $23.38   $21.57
           Low                   13.94    16.50    19.69    15.13
           Cash dividends*         .09      .08      .08      .07
           1997:
           High                 $17.88   $13.82   $11.81   $11.50
           Low                   13.59    11.44     9.63     8.94
           Cash dividends          .07      .05      .06      .05

           * includes special dividend increase which accompanied the 2-for-1 stock split effective July 1, 1998.

           The Company's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in the table were obtained from Nasdaq and represent the high and low closing sales prices. At December 31, 1998, there were approximately 3,600 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA.
           Not Covered by Auditors' Report
           In Thousands of Dollars, Except Per Share and Ratio Data

                                     1998         1997          1996          1995          1994
                                  ----------   -----------   -----------   -----------   -----------
Net interest income                 192,618    $  162,821    $  135,466    $  120,025    $  110,021
Net income                           85,141        69,780        57,513        49,035        44,342
Per common share data:*
  Basic earnings per share              .85           .71           .59           .50           .46
  Diluted earnings per share            .83           .69           .57           .49           .44
  Cash dividends declared               .32           .23           .20           .18           .16
  Book value                           4.03          3.61          3.22          2.99          2.29
Total average equity                384,342       333,528       295,826       272,477       239,903
Total average assets              5,114,126     4,404,852     3,812,114     3,214,291     2,845,135
Average debt:
  Federal Home Loan
    Bank advances                   552,176       405,308       417,316       294,833       262,125
  Other borrowed funds
    and long term debt              103,103       156,152        60,284         6,382         6,384
  Capital trust pass-
    through securities               49,891        38,079             -             -             -
Ratios:
  Average equity to
   average assets                      7.52%         7.57%         7.76%         8.48%         8.43%
  Return on average
   equity                             22.15         20.92         19.44         18.00         18.48
  Return on average
   assets                              1.66          1.58          1.51          l.53          l.56

* After retroactive adjustment for all stock dividends and stock splits declared through December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 29 in the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Information appearing under the caption "Liquidity and Interest Rate Sensitivity Management" appearing on page 26 of the 1998 Annual Report to Shareholders is incorporated herein by reference (see Item 7, Management's Discussion and Analysis).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The report of independent auditors and consolidated financial statements on pages 30 through 48 in the Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

           Quarterly Results of Operations on page 47 of the Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not Applicable.

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

           Except for information contained in Item X above pertaining to executive officers of the Registrant, the information required by
           Item 10 is incorporated herein by reference from the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Shareholders under the caption "Management of the Company".

ITEM 11.   EXECUTIVE COMPENSATION.

           The information under the caption "Compensation of Management" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information under the captions "Management of the Company and Other Information" and "Principal Shareholders" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information under the caption "Certain Transactions with Directors and Management" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

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

(a)(3)     Listing of Exhibits:

                Exhibit No.              Description
                -----------              -----------

                   3.1 Charter of National Commerce Bancorporation as amended and restated and filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File NO. 0-6094) and incorporated herein by reference.

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

                   10.2 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and William R. Reed, Jr., filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094) and incorporated herein by reference.

                   10.3 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Thomas
                             M. Garrott, filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                   10.4 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Gary
                             L. Lazarini, filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                   10.5 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Mackie
                             H. Gober, filed as Exhibit 10.11 to the
                             Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                   10.6 Deferred Compensation Agreement as of December 1, 1983, for Thomas M. Garrott, filed as

                             Exhibit 10c(2) to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

                   10.7 Employment Agreement dated as of July 1, 1994, by and between National Bank of Commerce and Lewis E. Holland filed as Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094) and incorporated herein by reference.

                   10.8 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and William R. Reed, Jr.

                   10.9 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Thomas M. Garrott.

                   10.10 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Gary L. Lazarini.

                   10.11 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Mackie H. Gober.

                   10.12 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Lewis E. Holland.

                   10.13 Employment Agreement dated as of August 17, 1998, by and between National Commerce Bancorporation, National Bank of Commerce and David T. Popwell.

                   10.14 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094) and incorporated herein by reference.

                   10.15 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders and incorporated herein by reference.

                   10.16 1994 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders and incorporated herein by reference.

                   10.17 Amendment Number One National Commerce Bancorporation 1994 Stock Plan, as amended and Restated Effective as of November 1, 1996.

                   10.18 Resolution authorizing Pension Restoration Plan, filed as Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094) and incorporated herein by reference.

                   10.19     National Commerce Bancorporation Deferred

                             Compensation Plan effective January 1, 1999

                   13        Registrant's 1998 Annual Report to Shareholders.

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

March 11, 1999                        /s/ Thomas M. Garrott
--------------                        ----------------------------
Dated                                  Thomas M. Garrott
                                       Chairman of the Board
                                       (Principal Executive Officer)

March 11, 1999                        /s/ Lewis E. Holland
--------------                        ----------------------------
Dated                                  Lewis E. Holland
                                       Vice Chairman, Treasurer, and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                                      /s/ Mark A. Wendel
March 11, 1999                        ----------------------------
--------------                         Mark A. Wendel
Dated                                  Senior Vice President and Chief
                                       Accounting Officer
                                       (Principal Accounting Officer)

/s/ Phillip H. McNeill, Sr.           /s/ Thomas C. Farnsworth, Jr.
----------------------------          -----------------------------
Director                              Director

/s/ R. Grattan Brown, Jr.             /s/ James E. McGehee, Jr.
----------------------------          -----------------------------
Director                              Director

/s/ J. Bradbury Reed                  /s/ G. Mark Thompson
----------------------------          -----------------------------
Director                              Director

/s/ Lewis E. Holland                  /s/ Bruce E. Campbell, Jr.
----------------------------          -----------------------------
Director                              Director

/s/ William R. Reed, Jr.
----------------------------
Director


                                       Dated:   March 11, 1999
                                                --------------

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) and (2), and (c)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                        NATIONAL COMMERCE BANCORPORATION

                               MEMPHIS, TENNESSEE

FORM 10-K -- ITEMS 14(a)(1) and (2)

NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of National Commerce Bancorporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets--December 31, 1998 and 1997

     Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity--Years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements--December 31, 1998

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                 EXHIBIT INDEX

Exhibit          Description of Exhibit
-------          ----------------------

3.1 Charter of National Commerce Bancorporation as amended and restated filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-6094).

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

10.2 Employment Agreement dated as of January 1, 1992, by and between National Bank of Commerce and William R. Reed, Jr. filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1992 (File No. 0-6094).

10.3 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Thomas M. Garrott filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094).

10.4 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Gary L. Lazarini filed as
                 Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094).

10.5 Employment Agreement dated as of September 1, 1993, by and between National Bank of Commerce and Mackie H. Gober filed as
                 Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094).

10.6 Deferred Compensation Agreement dated as of December 1, 1983, for Thomas M. Garrott, filed as Exhibit 10c(2) to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094).

10.7 Employment Agreement dated as of July 1, 1994 by National Commerce Bancorporation and between Lewis E. Holland, filed as
                 Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-6094).

10.8 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and William R. Reed, Jr.

10.9 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Thomas M. Garrott.

10.10 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Gary L. Lazarini.

10.11 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Mackie H. Gober.

10.12 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Lewis E. Holland.

10.13 Employment Agreement dated as of August 17, 1998, by and between National Commerce Bancorporation, National Bank of Commerce and David T. Popwell.

10.14 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094).

10.15 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders.

10.16 1994 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1994 Annual Meeting of Shareholders.

10.17 Amendment Number One National Commerce Bancorporation 1994 Stock Plan, as Amended and Restated Effective as of November 1, 1996.

10.18            Resolution authorizing Pension Restoration Plan, filed as
                 Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094).

10.19 National Commerce Bancorporation Deferred Compensation Plan effective January 1, 1999.

13               Registrant's 1998 Annual Report to Shareholders.

21               Subsidiaries of the Registrant.

23               Consent of Independent Auditors.

27               Financial Data Schedule