Form 10-Q
period 1999-03-31
NATIONAL COMMERCE BANCORPORATION
filed 1999-05-07
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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

      Common Stock, $2 par value -- 101,532,135 shares as of May 3, 1999

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                        NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                 (In Thousands)

                                                         March 31      Dec. 31
                                                           1999         1998
                                                        -----------  -----------
                                                        (unaudited)

           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks         $   21,493   $   20,092
     Cash and non-interest bearing deposits                185,087      224,875
     Federal funds sold and securities
      purchased under agreements to resell                  83,196       66,883
                                                        ----------   ----------
      Total cash and cash equivalents                      289,776      311,850
                                                        ----------   ----------
Securities:
    Held-to-maturity                                     1,417,413    1,377,102
    Available-for-sale                                     881,544      721,268
                                                        ----------   ----------
      Total securities                                   2,298,957    2,098,370
                                                        ----------   ----------

Trading account securities                                  40,576       62,737

Loans:
    Commercial, financial and agricultural                 634,979      592,136
    Real estate - construction                             246,069      242,993
    Real estate - mortgage                               1,143,044    1,153,717
    Consumer                                             1,153,905    1,181,659
    Lease financing                                         30,129       29,568
    Unearned discounts                                      (2,238)      (2,400)
                                                        ----------   ----------
      Total loans                                        3,205,888    3,197,673
    Less allowance for loan losses                          49,484       49,122
                                                        ----------   ----------
      Net loans                                          3,156,404    3,148,551
                                                        ----------   ----------

Premises and equipment, net                                 40,331       37,382
Broker/dealer customer receivables                          42,166        2,505
Other assets                                               160,527      149,659
                                                        ----------   ----------
    Total assets                                        $6,028,737   $5,811,054
                                                        ==========   ==========


See notes to consolidated financial statements.

-----------------------------------
(In Thousands)

                                                        March 31      Dec. 31
                                                          1999         1998
                                                        ---------   ----------
                                                                    (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:

Deposits:
   Non-interest-bearing deposits                       $  428,917   $  481,898
   Money market checking                                  390,536      415,815
   Savings                                                112,907      109,094
   Money market savings                                 1,169,728    1,184,556
   Certificates of deposit less than $100,000             865,042      867,207
   Certificates of deposit of $100,000 or more            976,217      888,705
                                                       ----------   ----------
     Total deposits                                     3,943,347    3,947,275
                                                       ----------   ----------
Federal funds purchased and securities sold
   under agreements to repurchase                         723,911      591,829
Broker/dealer customer payables                                 0          714
Accounts payable and accrued liabilities                  106,834       74,809
Federal Home Loan Bank advances                           777,673      731,610
Other borrowed funds and long-term debt                     6,372        6,372
                                                       ----------   ----------
     Total liabilities                                  5,558,137    5,352,609
                                                       ----------   ----------
Capital trust pass-through securities                      49,899       49,896

Stockholders' equity:
Common stock                                              203,032      202,885
Additional paid-in capital                                 29,236       30,744
Retained earnings                                         188,463      173,522
Accumulated other comprehensive income                        (30)       1,398
                                                       ----------   ----------
     Total stockholders' equity                           420,701      408,549
     Total liabilities and                             ----------   ----------
       stockholders' equity                            $6,028,737   $5,811,054
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

                        NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                                 For the three months
                                                    ended March 31
                                                 --------------------
                                                    1999       1998
                                                 ----------  --------

Interest income:
Loans                                              $ 67,284   $59,976
Securities:
   Taxable                                           32,169    24,855
   Non-taxable                                        2,975     1,956
Trading account securities                              649       727
Deposits at banks                                       247       214
Other                                                   794       499
                                                   --------   -------
   Total interest income                            104,118    88,227
                                                   --------   -------
Interest expense:
Deposits:
   Money market checking                              1,032       839
   Savings                                              435       478
   Money market savings                              10,976    10,520
   Certificates of deposit less than $100,000        10,452    12,845
   Certificates of deposit $100,000 or more          11,659     8,131
Federal Home Loan Bank advances                       8,967     4,053
Long-term debt                                           90     2,312
Federal funds purchased and securities
  sold under agreements to repurchase                 7,913     4,778
                                                   --------   -------
   Total interest expense                            51,524    43,956
                                                   --------   -------
   Net interest income                               52,594    44,271
Provision for loan losses                             2,379       867
                                                   --------   -------
   Net interest income after
   provision for loan losses                         50,215    43,404
                                                   --------   -------
Other income:
Trust service income                                  2,575     2,798
Service charges on deposits                           4,635     4,493
Other service charges and fees                        4,714     3,628
Broker/dealer revenue                                 5,431     4,698
Securities gains                                          1         2
Other                                                 3,138     5,387
                                                   --------   -------
   Total other income                                20,494    21,006
                                                   --------   -------

---------------------------------



                                                For the three months
                                                   ended March 31
                                                --------------------
                                                   1999       1998
                                                ----------  --------

Other expenses:
Salaries and employee benefits                      17,738    16,442
Occupancy expense                                    3,196     2,803
Furniture and equipment expenses                     1,565     1,380
Other                                               12,579    13,516
                                                   -------   -------
   Total other expenses                             35,078    34,141
                                                   -------   -------
Income before income taxes                          35,631    30,269

Income taxes                                        11,563    10,254
                                                   -------   -------
Net income                                         $24,068   $20,015
                                                   =======   =======

Basic net income per share of common stock         $   .24   $   .20

Diluted net income per share of common stock       $   .23   $   .19

Dividends per share of common stock                $   .09   $   .07


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31
                                                                     ----------------------
                                                                        1999        1998
                                                                     ----------  ----------
                                                                         (In Thousands)

Operating activities:
   Net income                                                        $  24,068   $  20,015
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                                           2,379         867
     Provision for depreciation and amortization                         4,340       1,493
     Amortization of security premiums and accretion
       of discounts, net                                                    80        (896)
     Deferred income taxes (credit)                                        868         769
     (Increase) decrease in trading account securities                  22,161      46,283
     Realized securities (gains) losses                                     (1)         (2)
     (Increase) decrease in broker/dealer customer receivables         (39,661)     (3,859)
     (Increase) decrease in interest receivable                          6,000        (143)
     (Increase) decrease in other assets                               (17,736)      4,159
     Increase (decrease) in broker/dealer customer payables               (714)      8,507
     Increase (decrease) in interest payable                             5,230        (710)
     Increase (decrease) in accounts payable and accrued expenses       28,731      16,942
                                                                     ---------   ---------
Net cash provided by (used in) operating activities                     35,745      93,425
                                                                     ---------   ---------
Investing activities:
     Proceeds from the maturities of securities                        102,931     170,415
     Proceeds from sales of securities                                     167       1,155
     Purchases of securities                                          (306,090)   (348,304)
     Net (increase) decrease in loans                                  (10,232)   (109,766)
     Purchase of premises and equipment                                 (7,289)     (4,073)
                                                                     ---------   ---------
Net cash provided by (used in) investing activities                   (220,513)   (290,573)
                                                                     ---------   ---------

Financing activities:
   Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                                 (89,275)    193,473
   Net increase (decrease) in certificates of deposit                   85,347      64,487
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                    132,082      41,954
   Increase (decrease) in long-term debt                                     3          49
   Increase (decrease) in Federal Home Loan Bank advances               46,063     (49,018)
   Proceeds from exercise of stock options                               1,619       1,140
   Issuance of common stock                                                628           0
   Repurchases of common stock                                          (4,645)     (7,365)
   Cash dividends paid                                                  (9,128)     (6,388)
                                                                     ---------   ---------
Net cash provided by (used in) financing activities                    162,694     238,332
                                                                     ---------   ---------
Increase (decrease) in cash and cash equivalents                       (22,074)     41,184
Cash and cash equivalents at beginning of period                       311,850     247,493
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 289,776   $ 288,677
                                                                     =========   =========
Interest paid                                                        $  56,754   $  43,246
Income taxes paid                                                    $  12,781   $   7,200

See notes to consolidated financial statements.



                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
                   Notes to Consolidated Financial Statements
                  ------------------------------------------
                                 March 31, 1999
                              ------------------
                                  (Unaudited)
                                   ---------

Note A - Basis of Presentation
------------------------------

    The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. The Company has adopted the new requirements retroactively in fiscal 1999. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

    The Financial Accounting Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter after June 1998. Because of the limited use of derivatives, the Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Note B - Securities Portfolio
-----------------------------

    In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of March 31, 1999 the securities in the "Available for Sale" category included $49 thousand in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $49 thousand and $30 thousand (net of taxes), respectively, at March 31, 1999, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized losses are not included in net income. The fair value of the "Held to Maturity" category was $1.4 billion at March 31, 1999.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------

    In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Pass-through Securities ("Capital Securities"). The proceeds of this issue were used by the Company for general corporate purposes and may be counted as Tier I capital.

Note D - Segment Information
----------------------------

    The Company operates several major lines of business. The commercial banking segment includes lending and related financial services to large-and medium-sized corporations. Included among these are several specialty services such as real estate finance, asset based lending and residential construction.

    The retail banking segment includes sales and distribution of financial products and services to individuals. These include loan products such as residential mortgages, home equity lending, automobile and other personal financing needs. Retail banking also offers various deposit products that are designed for customers' saving and transaction needs.

    The other financial services segment includes trust, asset management, insurance and brokerage activities. Financial services also includes income from treasury, transaction processing, in-store consulting/licensing and specialty leasing.

    The accounting policies of the individual segments are the same as those of the Company described in Note A. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. Interest income for tax-exempt loans and securities is adjusted to a taxable equivalent basis.

    Expenses for centrally provided services such as deposit servicing, data processing, technology and loan servicing and underwriting are allocated to each segment based upon various statistical information. Other indirect costs, such as management overhead and corporate support, are also allocated to each segment based upon various statistical information. The portion of the provision for loan losses that is not related to specific net charge-offs is allocated to the segment based upon loan growth. There are no significant intersegment revenues.

    Performance is assessed primarily on net interest margin by the chief operating decision makers.

    The following tables present condensed income statements and average assets for each reportable segment. This presentation reflects management's determination that it operates in three separate business segments. Management has determined that Treasury, which has previously been reported as a separate segment, should be combined with the Financial Services segment.

    Quarter Ended March 31, 1999:

                                           Commercial      Retail     Financial
                                             Banking      Banking     Services       Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                      $ 14,435   $   30,593   $   10,814   $   55,842
    Provision for loan losses                    (831)      (1,505)         (43)      (2,379)
                                             --------   ----------   ----------   ----------
    Net interest income after provision        13,604       29,088       10,771       53,463
    Non-interest income                           363        3,790       16,341       20,494
    Non-interest expense                       (3,044)     (19,164)     (12,870)     (35,078)
                                             --------   ----------   ----------   ----------
    Net income before taxes                    10,923       13,714       14,242       38,879
    Income taxes                               (4,161)      (5,224)      (5,426)     (14,811)
                                             --------   ----------   ----------   ----------
    Net income                               $  6,762   $    8,490   $    8,816   $   24,068
                                             ========   ==========   ==========   ==========
    Average assets                           $940,860   $2,508,464   $2,428,593   $5,877,917



    Quarter Ended March 31, 1998:

                                           Commercial     Retail     Financial
                                             Banking      Banking     Services      Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                      $ 12,641   $   26,460   $    6,370   $   45,471
    Provision for loan losses                     112       (1,003)          24         (867)
                                             --------   ----------   ----------   ----------
    Net interest income after provision        12,753       25,457        6,394       44,604
    Non-interest income                           787        3,635       16,584       21,006
    Non-interest expense                       (3,040)     (17,804)     (13,297)     (34,141)
                                             --------   ----------   ----------   ----------
    Net income before taxes                    10,500       11,288        9,681       31,469
    Income taxes                               (3,822)      (4,108)      (3,524)     (11,454)
                                             --------   ----------   ----------   ----------
    Net income                               $  6,678   $    7,180   $    6,157   $   20,015
                                             ========   ==========   ==========   ==========
    Average assets                           $818,377   $2,089,177   $1,794,224   $4,701,778


Note E - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                    March 31
                                               ------------------
    In Thousands, Except Per Share Data           1999      1998
                                                --------  --------
     Numerator:
     Net income                                 $ 24,068  $ 20,015
                                                ========  ========
     Denominator:
     Denominator for basic earnings
       per share - weighted average shares       101,394    99,955

     Dilutive potential common shares -
       Employee stock options                      2,030     2,482
                                                --------  --------
     Denominator for diluted earnings
       per share - adjusted weighted average
       and assumed conversions                   103,424   102,888
                                                ========  ========

     Basic earnings per share                   $    .24  $    .20
     Diluted earnings per share                 $    .23  $    .19

Note F - Comprehensive Income
-----------------------------

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

    During the first quarter of 1999 and 1998, total comprehensive income amounted to $22,640 and $20,165, respectively.


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

Financial Condition
-------------------

    Following is a comparison of the March 31, 1999 and December 31, 1998 consolidated balance sheets. In the liability section, total deposits decreased by $3.9 million or 0.1%, principally as a result of a $53 million or 11.0% decrease in non-interest-bearing deposits, a $25 million or 6.1% decrease in money market checking accounts, and a $15 million or 1.3% decrease in money market savings accounts which were partially offset by an $88 million or 9.8% increase in certificates of deposit greater than $100,000.

    Federal funds purchased and securities sold under agreements to repurchase increased $132 million or 22.3% from year-end 1998 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $46 million or 6.3% from December 31, 1998. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

    Total loans, net of unearned discounts increased by $8.2 million or .3% compared to December 31, 1998 levels. Commercial loans increased by $42.8 million or 7.2% and real estate construction loans increased by $3.1 million or 1.3% reflecting current demand. Real estate mortgage loans decreased by $10.7 million or .9%, and consumer loans decreased $27.8 million or 2.3%, reflecting lower interest rates and the competitive refinancing environment.

    Securities increased by $201 million or 9.6% from year-end 1998. Securities held to maturity increased by $40.3 million or 2.9%, and securities available for sale increased $160.3 million or 22.2%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell increased by $16.3 million or 24.4% from December 31, 1998 levels, reflecting excess funds that otherwise were not employed in loans or securities at March 31, 1999.

    Trading account securities decreased by $22.2 million or 35.3% from year-end 1998 levels. This decrease reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $40 million or 1,583.3% and payables decreased $714 thousand or 100.0% reflecting levels of activity.

Results of Operations
---------------------

Three Months Ended March 31, 1999, Compared to Three Months Ended March 31, 1998
--------------------------------------------------------------------------------

    Net income was $24,068,000 for the first quarter of 1999, a 20.2% increase over the $20,015,000 reported for the same period a year earlier. Diluted earnings per share were $.23, compared to $.19 per share in 1998, up 21.1%. Basic earnings per share were $.24, compared to $.20 per share in 1998, up 20.0%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $10,371,000 or 22.8% for the first quarter of 1999. This increase reflects a $17,939,000 or 20.1% increase in total interest income that more than offsets a $7,568,000 or 17.2% increase in interest expense. Interest income increased in 1999 due to an increase of $1,121,000,000 or 25.6% in total average earning assets which was partially offset by a decrease in the yield on average earning assets from 8.27% in the first quarter of 1998 to 7.91% in the first quarter of 1999. The increased volume of earning assets raised interest income by approximately $22,877,000, while the decreased yield reduced interest income by approximately $4,938,000. Interest expense increased in the first quarter of 1999, reflecting an increase in average interest-bearing liabilities of $1,065,000,000 or 28.1%, and a decrease in the cost of interest-bearing liabilities from 4.70% to 4.30%. The decrease in the rate paid on interest-bearing liabilities reduced interest expense by approximately $4,762,000 and the increase in average outstandings raised interest expense by approximately $12,330,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.11% in first quarter 1999, compared to 4.21% in first quarter of 1998.

    The provision for loan losses in the first quarter of 1999 was $2,379,000, versus $867,000 for the first quarter of 1998. Net charge-offs were $2,017,000, or .25% of average loans compared to $762,000 or .11% of average loans in 1998. The allowance for loan losses totaled $49,484,000 at March 31, 1999, representing 1.54% of total loans compared to $44,643,000 at March 31, 1998, representing 1.64% of total loans.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 1999, December 31, 1998, and March 31, 1998 (dollars in thousands):

                                            3-31-99    12-31-98    3-31-98
                                           --------   ---------   --------
Non-accrual loans                            $  129      $  533     $    0
Renegotiated loans                                0           0          0
Other real estate                             1,200         442        217
                                             ------      ------     ------
Total non-earning assets                     $1,329      $  975     $  217
                                             ======      ======     ======
Accruing loans past due 90 days or more      $4,122      $4,218     $4,602
Percentage of total loans                       .13%        .13%       .17%

    Non-interest income, excluding securities transactions, totaled $20,493,000 for the first quarter of 1999, a decrease of $511,000, or 2.4%, from the first quarter of 1998. The Company's broker/dealer revenue increased $733,000 versus first quarter 1998, reflecting favorable market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income decreased a net of $1,244,000 or 7.6%. Securities gains totaled $1,000 in first quarter 1999, compared to securities gains of $2,000 in 1998.

    Non-interest expenses (excluding the provision for loan losses) increased by $937,000 or 2.7% in first quarter, 1999, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's annualized return on average assets and return on average equity were 1.64% and 23.00% respectively, for first quarter of 1999. These compared with 1998 first quarter returns of 1.70% and 21.76%, respectively.


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

    Total realized stockholders' equity increased by $13,580,000 from December 31, 1998. Retained earnings accounted for the majority of the increase. Through March 31, 1999, 7.6 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

    The following capital ratios do not include the effect of FAS No. 115 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at March 31, 1999.


                                               3-31-99   12-31-98   3-31-98
                                              --------   --------   -------

Total capital to risk-weighted assets           13.19%    13.04%    14.07%
Tier I capital to risk-weighted assets          11.94%    11.79%    12.82%
Tier I capital to assets (leverage ratio)        7.85%     8.03%     8.89%


Year 2000 Preparations
----------------------

    The "Year 2000 Issue" is a term used to describe the problems created by computer systems that are unable to accurately interpret dates after December 31, 1999. It arises because many software programs use only two digits to specify the year rather than four. Unless modified, such programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result is a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send statements, or engage in similar normal business activities.

    Management recognized the unique worldwide challenge of the Year 2000 issue several years ago, and in 1996 appointed a task force of senior officers to develop and oversee execution of a comprehensive action plan for identifying and addressing the technical and business risks associated with the century date change. The resultant project plan incorporates procedures recommended by the Federal Financial Institutions Council and is employed throughout the organization. The Year 2000 project has been assigned highest priority. The Audit Committee of the Board of Directors is regularly advised of the status of the Company's Year 2000 readiness efforts.

    The Company engages the services of third-party software vendors and service providers for most of its mission critical business applications. In addressing the Year 2000 issue, the Company's plan analyzes how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Most of the Company's major vendors and service providers have completed Year 2000 renovation and provided compliant versions of mission critical systems. As of March 31, 1999, the Company has successfully completed internal testing of all of its mission critical systems for Year 2000 compliance. The Company is now in the process of testing interfaces between its systems and those of its business partners and governmental agencies. This phase of the project is scheduled for completion by June 30, 1999.

    The Company's Year 2000 Plan also includes assessing risks associated with its major borrowers, funds providers and other external counterparties who may encounter Year 2000 related problems. Questionnaires, letters, verbal communication and published readiness statements are being used to evaluate exposure. These assessment efforts and the evaluation of alternatives will continue through the remainder of 1999.

    The Company has business continuity plans in place that cover its current operations. As part of its Year 2000 preparations, the plans are being expanded to address reasonably likely failure scenarios for critical information systems, external relationships, and the embedded systems in its critical facilities. These plans are designed to provide methods of returning to normal activities while minimizing the impact of any disruptions on operations. The Company expects Year 2000 contingency planning to be substantially complete by June 30, 1999.

    Given the Company's significant use of third-party software vendors, incremental costs of the Year 2000 project, which exclude the costs to upgrade and replace systems in the ordinary course of business, are not expected to be material to the consolidated results of operations or financial position. The Company has reallocated some internal resources from non-critical activities to assist with the Year 2000 project. These reallocations are not expected to have a material impact on the Company's ongoing business operations. No mission critical information technology projects have been deferred due to Year 2000 efforts.

    Management believes the efforts described above will provide reasonable assurance that Year 2000 issues will be addressed successfully and without adverse impact on our customers, shareholders and business partners.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

    No significant changes since December 31, 1998. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."



PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)

                                By /s/ Lewis E. Holland
                                   --------------------------------------
                                   Lewis E. Holland
                                   Vice Chairman, Treasurer and
                                       Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  May 7, 1999
     ------------