Form 10-Q
period 1999-06-30
NATIONAL COMMERCE BANCORPORATION
filed 1999-08-13
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

    Common Stock, $2 par value -- 105,208,334 shares as of August 3, 1999

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         ---------------------


                        NATIONAL COMMERCE BANCORPORATION
                           Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)


                                                      June 30        Dec. 31
                                                         1999           1998
                                                   ----------        -------
                                                  (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks   $    20,161    $    20,092
     Cash and non-interest bearing deposits           162,748        224,875
     Federal funds sold and securities
       purchased under agreements to resell            53,863         66,883
                                                  -----------    -----------
       Total cash and cash equivalents                236,772        311,850
                                                  -----------    -----------
Securities:
     Held-to-maturity                               1,692,493      1,377,102
     Available-for-sale                               679,362        721,268
                                                  -----------    -----------
       Total securities                             2,371,855      2,098,370
                                                  -----------    -----------

Trading account securities                             82,666         62,737

Loans:
     Commercial, financial and agricultural           666,201        592,136
     Real estate - construction                       242,630        242,993
     Real estate - mortgage                         1,277,021      1,153,717
     Consumer                                       1,201,146      1,181,659
     Lease financing                                   32,340         29,568
     Unearned discounts                                (2,341)        (2,400)
                                                  -----------    -----------
       Total loans                                  3,416,997      3,197,673
     Less allowance for loan losses                    51,426         49,122
                                                  -----------    -----------
       Net loans                                    3,365,571      3,148,551
                                                  -----------    -----------

Premises and equipment, net                            38,698         37,382
Broker/dealer customer receivables                     37,091          2,505
Other assets                                          184,020        149,659
                                                  -----------    -----------
       Total assets                               $ 6,316,673    $ 5,811,054
                                                  ===========    ===========


See notes to consolidated financial statements.

----------------------------------
(In Thousands)


                                                      June 30        Dec. 31
                                                         1999           1998
                                                    ---------        -------
                                                   (unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:

Deposits:
     Non-interest-bearing deposits                $   442,894    $   481,898
     Money market checking                            368,827        415,815
     Savings                                          106,922        109,094
     Money market savings                           1,089,814      1,184,556
     Certificates of deposit less than $100,000       861,539        867,207
     Certificates of deposit of $100,000 or more    1,226,344        888,705
                                                  -----------    -----------
       Total deposits                               4,096,340      3,947,275
                                                  -----------    -----------
Federal funds purchased and securities sold
      under agreements to repurchase                  708,149        591,829
Broker/dealer customer payables                             0            714
Accounts payable and accrued liabilities              169,125         74,809
Federal Home Loan Bank advances                       773,649        731,610
Other borrowed funds and long-term debt                 6,372          6,372
                                                  -----------    -----------
       Total liabilities                            5,753,635      5,352,609
                                                  -----------    -----------

Capital trust pass-through securities                  49,903         49,896

Stockholders' equity:
Common stock                                          210,234        202,885
Additional paid-in capital                             99,206         30,744
Retained earnings                                     203,834        173,522
Accumulated other comprehensive income                   (139)         1,398
                                                  -----------    -----------
       Total stockholders' equity                     513,135        408,549
       Total liabilities and                      -----------    -----------
         stockholders' equity                     $ 6,316,673    $ 5,811,054
                                                  ===========    ===========


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        Consolidated Statements of Income
                       -----------------------------------
                                   (Unaudited)
                      (In Thousands, Except per Share Data)


                                                 For the three months        For the six months
                                                     ended June 30                ended June 30
                                                ----------------------    ---------------------
                                                     1999         1998        1999         1998
                                                     ----         ----        ----         ----

Interest income:
Loans                                           $  69,183    $  63,060   $ 136,467    $ 123,036
Securities:
     Taxable                                       33,551       27,398      65,720       52,253
     Non-taxable                                    2,890        1,934       5,865        3,890
Trading account securities                            632          852       1,281        1,579
Deposits at banks                                     229          248         476          462
Other                                               1,111        1,095       1,905        1,594
                                                ---------    ---------   ---------    ---------
     Total interest income                        107,596       94,587     211,714      182,814
                                                ---------    ---------   ---------    ---------
Interest expense:
Deposits:
     Money market checking                          1,047          664       2,079        1,503
     Savings                                          431          387         866          865
     Money market savings                          10,590       10,430      21,566       20,950
     Certificates of deposit less than $100,000    10,407       13,058      20,859       25,903
     Certificates of deposit $100,000 or more      13,128        8,189      24,787       16,320
Federal Home Loan Bank advances                     9,528        5,575      18,495        9,628
Long-term debt                                         91        2,319         181        4,631
Federal funds purchased and securities
  sold under agreements to repurchase               8,034        6,312      15,947       11,090
                                                ---------    ---------   ---------    ---------
     Total interest expense                        53,256       46,934     104,780       90,890
                                                ---------    ---------   ---------    ---------
     Net interest income                           54,340       47,653     106,934       91,924
Provision for loan losses                           3,835        2,630       6,214        3,497
                                                ---------    ---------   ---------    ---------
     Net interest income after
     provision for loan losses                     50,505       45,023     100,720       88,427
                                                ---------    ---------   ---------    ---------
Other income:
Trust service income                                2,662        2,417       5,237        5,215
Service charges on deposits                         4,767        4,611       9,402        9,104
Other services charges and fees                     5,108        4,042       9,822        7,670
Broker/dealer revenue                               4,892        4,972      10,323        9,670
Securities gains (losses)                          (2,034)          43      (2,033)          45
Other                                               7,951        4,862      11,089       10,249
                                                ---------    ---------   ---------    ---------
     Total other income                            23,346       20,947      43,840       41,953
                                                ---------    ---------   ---------    ---------

---------------------------------
(Unaudited)
----------

                                                    For the three months             For the six months
                                                        ended June 30                    ended June 30
                                                 ---------------------------    ----------------------------
                                                        1999            1998          1999              1998
                                                        ----            ----          ----              ----

Other expenses:
Salaries and employee benefits                        17,824          16,331         35,562           32,773
Occupancy expense                                      3,225           2,921          6,421            5,724
Furniture and equipment expenses                       1,722           1,300          3,287            2,680
Other                                                 14,077          14,296         26,656           27,812
                                                 -----------     -----------    -----------       ----------
     Total other expenses                             36,848          34,848         71,926           68,989
                                                 -----------     -----------    -----------       ----------
Income before income taxes                            37,003          31,122         72,634           61,391
Income taxes                                          12,176          10,643         23,739           20,897
                                                 -----------     -----------    -----------       ----------
Net income                                       $    24,827     $    20,479    $    48,895       $   40,494
                                                 ===========     ===========    ===========       ==========

Basic net income per share of common stock       $       .24     $       .20    $       .48      $       .40

Diluted net income per share of common stock     $       .24     $       .20    $       .47      $       .40

Dividends per share of common stock              $       .09     $       .08    $       .18      $       .15


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                             For the Six Months
                                                                              Ended      June 30
                                                                          ----------------------
                                                                               1999         1998
                                                                               ----         ----
                                                                              (In Thousands)

Operating activities:
     Net income                                                           $  48,895    $  40,494
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                              6,214        3,497
       Provision for depreciation and amortization                            5,551        2,593
       Amortization of security premiums and accretion
         of discounts, net                                                      201       (1,498)
       Deferred income taxes (credit)                                           615        1,223
       (Increase) decrease in trading account securities                    (19,929)      30,454
       Realized securities (gains) losses                                     2,033          (45)
       (Increase) decrease in broker/dealer custom                          (34,586)     (47,920)
       (Increase) decrease in interest receivable                            12,229       (4,956)
       (Increase) decrease in other assets                                  (47,205)       6,187
       Increase (decrease) in broker/dealer customer payables                  (714)         (59)
       Increase (decrease) in interest payable                               (1,704)       1,324
       Increase (decrease) in accounts payable and accrued expenses         100,136       20,054
                                                                          ---------    ---------
Net cash provided by (used in) operating activities                          71,736       51,348
                                                                          ---------    ---------
Investing activities:
       Proceeds from the maturities of securities                           154,753      451,705
       Proceeds from sales of securities                                     62,828        1,155
       Purchases of securities                                             (495,806)    (651,771)
       Net (increase) decrease in loans                                    (223,234)    (280,230)
       Purchase of premises and equipment                                    (6,867)      (7,309)
                                                                          ---------    ---------
Net cash provided by (used in) investing activities                        (508,326)    (486,450)
                                                                          ---------    ---------
Financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                                   (182,906)     154,294
     Net increase (decrease) in certificates of deposit                     331,971       10,252
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                       116,320       53,502
     Increase (decrease) in long-term debt                                        7           99
     Increase (decrease) in Federal Home Loan Bank advance                   42,039      246,928
     Proceeds from exercise of stock options                                  1,690        2,660
     Issuance of common stock                                                80,935            0
     Repurchases of common stock                                             (9,977)     (23,723)
     Cash dividends paid                                                    (18,567)     (14,386)
                                                                          ---------    ---------
Net cash provided by (used in) financing activities                         361,512      429,626
                                                                          ---------    ---------
Decrease in cash and cash equivalents                                       (75,078)      (5,476)
Cash and cash equivalents at beginning of period                            311,850      247,493
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $ 236,772    $ 242,017
                                                                          =========    =========
Interest paid                                                             $ 106,484    $  89,566
Income taxes paid                                                         $  15,177    $  18,171

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30, 1999
                                  -------------
                                   (Unaudited)
                                    ---------
Note A - Basis of Presentation
------------------------------
     The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on April 1, 1999, did not have a material effect on operating results or financial position.

Note B - Securities Portfolio
-----------------------------
     In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of June 30, 1999 the securities in the "Available for Sale" category included $246,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $246,000 and $150,000 (net of taxes), respectively, at June 30, 1999, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized losses are not included in net income. The fair value of the "Held to Maturity" category was $1.7 billion at June 30, 1999.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------
     In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Passthrough Securities ("Capital Securities"). The proceeds of this issue were used by the Company for general corporate purposes and may be counted as Tier I capital.

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


     Quarter Ended June 30, 1999:

                                                           Commercial         Retail      Financial
                                                              Banking        Banking       Services          Total
                                                          -----------    -----------    -----------    -----------
    Net interest income                                     $  11,862    $    32,292    $    13,410    $    57,564
    Provision for loan losses                                     296         (4,043)           (88)        (3,835)
                                                            ---------    -----------    -----------    -----------
    Net interest income after provision                        12,158         28,249         13,322         53,729
    Non-interest income                                           901          5,175         17,270         23,346
    Non-interest expense                                       (3,080)       (18,086)       (15,682)       (36,848)
                                                            ---------    -----------    -----------    -----------
    Net income before taxes                                     9,979         15,338         14,910         40,227
    Income taxes                                               (3,821)        (5,871)        (5,708)       (15,400)
                                                            ---------    -----------    -----------    -----------
    Net income                                              $   6,158    $     9,467    $     9,202    $    24,827
                                                            =========    ===========    ===========    ===========
    Average assets                                          $ 939,750    $ 2,558,694    $ 2,571,906    $ 6,070,350

    Quarter Ended June 30, 1998:
                                                           Commercial         Retail      Financial
                                                              Banking        Banking       Services          Total
                                                          -----------    -----------    -----------    -----------
    Net interest income                                     $  10,993    $    27,540    $    10,326    $    48,859
    Provision for loan losses                                    (361)        (2,068)          (201)        (2,630)
                                                            ---------    -----------    -----------    -----------
    Net interest income after provision                        10,632         25,472         10,125         46,229
    Non-interest income                                           698          4,623         15,626         20,947

    Non-interest expense                                       (3,076)       (18,025)       (13,747)       (34,848)
                                                            ---------    -----------    -----------    -----------
    Net income before taxes                                     8,254         12,070         12,004         32,328
    Income taxes                                               (3,028)        (4,424)        (4,397)       (11,849)
                                                            ---------    -----------    -----------    -----------
    Net income                                              $   5,226    $     7,646    $     7,607    $    20,479
                                                            =========    ===========    ===========    ===========
    Average assets                                          $ 857,173    $ 2,149,015    $ 2,003,324    $ 5,009,512


    Six Months Ended June 30, 1999:

                                                           Commercial         Retail      Financial
                                                              Banking        Banking       Services          Total
                                                          -----------    -----------    -----------    -----------
    Net interest income                                     $  26,297    $    62,885    $    24,224    $   113,406
    Provision for loan losses                                    (535)        (5,548)          (131)        (6,214)
                                                            ---------    -----------    -----------    -----------
    Net interest income after provision                        25,762         57,337         24,093        107,192
    Non-interest income                                         1,264          8,965         33,611         43,840
    Non-interest expense                                       (6,124)       (37,250)       (28,552)       (71,926)
                                                            ---------    -----------    -----------    -----------
    Net income before taxes                                    20,902         29,052         29,152         79,106
    Income taxes                                               (7,983)       (11,095)       (11,133)       (30,211)
                                                            ---------    -----------    -----------    -----------
    Net income                                              $  12,919    $    17,957    $    18,019    $    48,895
                                                            =========    ===========    ===========    ===========
    Average assets                                          $ 940,308    $ 2,533,587    $ 2,500,239    $ 5,974,134


    Six Months Ended June 30, 1998:
                                                           Commercial         Retail      Financial
                                                              Banking        Banking       Services          Total
                                                          -----------    -----------    -----------    -----------
    Net interest income                                     $  23,634    $    53,999    $    16,697    $    94,330
    Provision for loan losses                                    (249)        (3,071)          (177)        (3,497)
                                                            ---------    -----------    -----------    -----------
    Net interest income after provision                        23,385         50,928         16,520         90,833
    Non-interest income                                         1,485          8,258         32,210         41,953
    Non-interest expense                                       (6,116)       (35,828)       (27,045)       (68,989)
                                                            ---------    -----------    -----------    -----------
    Net income before taxes                                    18,754         23,358         21,685         63,797
    Income taxes                                               (6,850)        (8,532)        (7,921)       (23,303)
                                                            ---------    -----------    -----------    -----------
    Net income                                              $  11,904    $    14,826    $    13,764    $    40,494
                                                            =========    ===========    ===========    ===========
    Average assets                                          $ 837,815    $ 2,119,235    $ 1,898,595    $ 4,855,645


Note E - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Three Months Ended              Six Months Ended
                                                                                June 30                      June 30
                                                                     -----------------------------     -----------------------------
     In Thousands, Except Per Share Data                                   1999           1998             1999             1998
                                                                           ----           ----             ----             ----
     Numerator:
     Net income                                                        $ 24,827        $ 20,479        $  48,895        $  40,494
                                                                       ========        ========        =========        =========
     Denominator:
     Denominator for basic earnings per
       share - weighted average shares                                  102,878         100,039          102,140           99,998

     Dilutive potential common shares -
       Employee stock options                                             2,166           2,579            2,099            2,530
                                                                       --------        --------        ---------        ---------
     Denominator for diluted earnings per
       share - adjusted weighted average
       and assumed conversions                                          105,044         102,618          104,239          102,528
                                                                       ========        ========        =========        =========

     Basic earnings per share                                          $    .24        $    .20        $     .48        $     .40
     Diluted earnings per share                                        $    .24        $    .20        $     .47        $     .40


Note F - Comprehensive Income
-----------------------------

     During the second quarter of 1999 and 1998, total comprehensive income amounted to $24,718 and $20,530, respectively. The year-to-date total comprehensive income for 1999 and 1998 was $47,358 and $40,695, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------
The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. All per share data is adjusted to reflect all stock dividends and stock splits declared.

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Report on Form 10-Q that are not historical facts or that express expectations and projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


Financial Condition
-------------------
     Following is a comparison of the June 30, 1999 and December 31, 1998 consolidated balance sheets. Total deposits increased by $149 million or 3.8%, principally as a result of a $338 million or 38.0% increase in certificates of deposit greater than $100,000. This increase was partially offset by a $95 million or 8.0% decrease in money market savings accounts, a $47 million or 11.3% decrease in money market checking accounts, a $2 million or 2.0% increase in savings accounts and a $39 million or 8.1% decrease in non-interest-bearing deposits from normally higher year-end levels, and a $6 million or .7% decrease in certificates of deposit less than $100,000. The change in deposits are a result of asset/liability management decisions related to the current interest rate environment.

     Federal funds purchased and securities sold under agreements to repurchase increased $116 million or 19.7% from year-end 1998 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

     Federal Home Loan Bank advances increased $42 million or 5.7% from December 31, 1998. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

     Total loans, net of unearned discounts, increased by $219 million or 6.9% compared to December 31, 1998 levels. Commercial loans increased by $74 million or 12.5% and real estate construction loans decreased by $363 thousand or .1%, reflecting current demand. Real estate mortgage loans increased by $123 million or 10.7% and consumer loans increased $19 million or 1.6%, reflecting an increased emphasis on promoting home equity loans and other consumer products.

     Securities increased by $273 million or 13.0% from year-end 1998. Securities held to maturity increased by $315 million or 22.9, and securities available for sale decreased by $42 million or 5.8%, reflecting current portfolio investment strategies, and current market conditions.

     Federal funds sold and securities purchased under agreements to resell decreased by $13 million or 19.5% from December 31, 1998 levels, reflecting levels of activity of correspondent banks at June 30, 1999.

     Trading account securities decreased by $20 million or 31.8% from year-end 1998 levels. This decrease reflects the trading activity generated by NBC Capital Markets, Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

     Broker/dealer customer receivables increased $35 million or 1380.7% and payables decreased $714 thousand or 100.0% reflecting levels of activity.


Results of Operations
---------------------

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998
------------------------------------------------------------------------------

     Net income was $24,827,000 for the second quarter of 1999, a 21.2% increase over the $20,479,000 reported for the same period a year earlier. Diluted earnings per share were $.24, compared to $.20 per share in 1998, up 20.0%. Basic earnings per shares were $.24, compared to $.20 per share in 1998, up 20.0%.

     Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $8,705,000 or 17.8% for the second quarter of 1999, compared to second quarter 1998. This increase reflects a $15,027,000 or 15.7% increase in total interest income that more than offsets a $6,322,000 or 13.5% increase in interest expense. Interest income increased in 1999 due to an increase of $1,030,838,000 or 22.2% in total average earning assets, partially offset by a decrease in the yield on average earning assets from 8.27% in the second quarter of 1998 to 7.83% in the second quarter of 1999. The increased volume of earning assets increased interest income by approximately $21,245,000 while the decreased yield reduced interest income by approximately $6,218,000. Interest expense increased in the second quarter of 1999, reflecting an increase in average interest-bearing liabilities of $926,118,000 or 22.7%, partially offset by a decrease in the cost of interest-bearing liabilities from 4.62% to 4.27%. The decrease in the rate paid on interest-bearing liabilities reduced interest expense by approximately $4,348,000 and the increase in average outstandings increased interest expense by approximately $10,670,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.07% in second quarter 1999, compared to 4.22% in second quarter of 1998.

     The provision for loan losses in the second quarter of 1999 was $3,835,000, versus $2,630,000 for the second quarter of 1998. Net charge-offs were $1,893,000, or .23% of average net loans, compared to $2,223,000 or .32% of average net loans in 1998. The allowance for loan losses totaled $51,426,000 at June 30, 1999, representing 1.51% of quarter-end net loans, compared to $45,050,000 or 1.56% of quarter-end net loans at June 30, 1998.

     Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30, 1999, March 31, 1999 and June 30, 1998 (dollars in thousands):

                                         6-30-99       3-31-99       6-30-98
                                         -------       -------       -------

     Non-accrual loans                   $   205       $   129       $   543
     Renegotiated loans                        0             0             0
     Other real estate                       437         1,200           263
                                         -------       -------       -------
     Total non-earning assets            $   642       $ 1,329       $   806
                                         =======       =======       =======
     Loans past due 90 days or more      $ 3,323       $ 4,122       $ 3,050
     Percentage of total loans               .10%          .11%          .11%


     Non-interest income, excluding securities transactions, totaled $25,380,000 for the quarter, an increase of $4,476,000, or 21.4%, from last year's second quarter. Securities losses totaled $2,034,000 in second quarter, 1999, compared to a $43 thousand gain in 1998.

     Non-interest expenses (excluding the provision for loan losses) increased by $2,000,000 or 5.7% in second quarter, 1999, primarily reflecting increased employment and occupancy expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

     The Company's return on average assets and return on average equity were 1.64% and 22.01% respectively, for second quarter of 1999. These compared with 1998 second quarter returns of 1.64% and 21.54%, respectively.

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998
--------------------------------------------------------------------------

     For the six months ended June 30, 1999, net income totaled $48,895,000, a 20.7% increase over the $40,494,000 for the first six months of 1998. Diluted earnings per share were $.47, compared to $.40 for the same period in 1998, a 17.5% increase. Basic earnings per share were $.48 compared to $.40 in 1998, a 20.0% increase. For the six-month period, return on average assets and return on average stockholders' equity were 1.64% and 22.49% respectively. These compared with 1998 six month returns of 1.67% and 21.65%.

     Net interest income increased by $19,076,000 or 20.2% for the first six months of 1999. This increase reflects a $32,966,000 or 17.8% increase in total interest income that more than offsets a $13,890,000 or 15.3% increase in interest expense. Interest income increased in 1999 due to an increase of $1,076,022,000 or 23.8% in total average earning assets partially offset by a decrease in the yield on average earning assets from 8.27% in 1998 to 7.87% in 1999. The increased volume of earning assets increased interest income by approximately $44,138,000, and the decreased yield reduced interest income by approximately $11,172,000. Interest expense increased in the first six months of 1999, reflecting an increase in average interest-bearing liabilities of $995,311,000 or 25.3%, with the cost of interest-bearing liabilities decreasing from 4.66% to 4.29% in 1999. The increase in average outstandings increased interest expense by approximately $22,993,000 while the decreased rate reduced interest expense by approximately $9,103,000. The net interest margin was 4.09% in the first six months of 1999, compared to 4.21% in the first six months of 1998.

     The provision for loan losses for the first six months of 1999 was $6,214,000, versus $3,497,000 for the first six months of 1998. Net charge-offs were $3,910,000, or .24% of average net loans compared to $2,985,000, or .22% of average net loans in 1998.

     Non-interest income, excluding securities transactions, totaled $45,873,000 for the first six months of 1999, compared to a total of $41,908,000 for the first six months of 1998, an increase of 9.5%. Securities losses totaled $2,033,000 in 1999, compared to a gain of $45,000 in 1998.

     Non-interest expenses (excluding the provision for loan losses) increased by

$2,937,000 or 4.3% for the first six months of 1999. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

     Total realized stockholders' equity increased by $106,123,000 from December 31, 1998. Due to a sale of common stock in second quarter 1999, additional paid-in capital accounted for the majority of the increase. Through June 30, 1999, 7.8 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

     The following capital ratios do not include the effect of FAS No. 115 OR FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

     As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at June 30, 1999.

                                                 6-30-99    3-31-99     6-30-98
                                                 -------    -------     -------

     Total capital to risk-weighted assets         14.66%     13.19%      13.47%
     Tier I capital to risk-weighted assets        13.41%     11.94%      12.22%
     Tier I capital to assets (leverage ratio)      9.03%      7.85%       8.32%


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

     The Company engages the services of third-party software vendors and service providers for most of its mission critical business applications. In addressing the Year 2000 issue, the Company's plan analyzes how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Most of the Company's major vendors and service providers have completed Year 2000 renovation and provided compliant versions of mission critical systems. In addition, the Company has successfully completed testing of its mission critical systems for Year 2000 compliance.

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

     The Company has business continuity plans in place that cover its current operations. As part of its Year 2000 preparations, the plans have been expanded to address reasonably likely failure scenarios for critical information systems, external relationships, and the embedded systems in its critical facilities. These plans are designed to provide methods of returning to normal activities while minimizing the impact of any disruptions on operations.

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

     Management believes the efforts described above provide reasonable assurance that Year 2000 issues will be addressed successfully and without adverse impact on our customers, shareholders and business partners.


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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the Company's Annual Meeting of Shareholders held April 28, 1999, the following proposals were approved by the shareholders of the Company:

     The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to be held in 2001:
Frank G. Barton, Jr.; James H. Daughdrill, Jr.; Thomas C. Farnsworth, Jr.; Lewis
E. Holland; Phillip H. McNeill, Sr.; and J. Bradbury Reed. (78,691,636 shares in favor the slate of directors; 133,464 withheld; and 94,988 exceptions).

     The appointment of Ernst & Young LLP as auditors of the Company for 1999 was ratified. (78,724,473 shares in favor; 68,560 against; and 127,055 abstained).


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         a.  Exhibits
             4.1. Specimen Stock Certificate
             27.  Financial Data Schedule
         b.  Reports on Form 8-K
             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)


                                  By /s/ Lewis E. Holland
                                     -----------------------------
                                     Lewis E. Holland
                                     Vice Chairman, Treasurer and
                                            Chief Financial Officer
                                     (Authorized Officer)
                                     (Principal Financial Officer)
Date:  August 13, 1999
      ----------------