Form 10-Q
period 1999-09-30
NATIONAL COMMERCE BANCORPORATION
filed 1999-11-09
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

     Common Stock, $2 par value -- 108,238,048 shares as of November 1, 1999

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                (In Thousands)

                                                                 Sept. 30           Dec. 31
                                                                    1999              1998
                                                              -----------        ----------
                                                              (unaudited)        (Restated)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks                $   18,945        $   20,335
     Cash and non-interest bearing deposits                       178,421           236,159
        Federal funds sold and securities
         purchased under agreements to resell                      76,037            79,368
                                                               ----------        ----------
         Total cash and cash equivalents                          273,403           335,862
                                                               ----------        ----------
Securities:
    Held-to-maturity                                            1,706,812         1,377,102
    Available-for-sale                                            500,811           777,615
                                                               ----------        ----------
         Total securities                                       2,207,623         2,154,717
                                                               ----------        ----------

Trading account securities                                         18,723            62,737

Loans:
    Commercial, financial and agricultural                        711,524           613,557
    Real estate - construction                                    281,313           273,968
    Real estate - mortgage                                      1,524,410         1,250,698
    Consumer                                                    1,311,698         1,207,431
    Lease financing                                                33,424            29,805
    Unearned discounts                                             (2,861)           (3,415)
                                                               ----------        ----------
         Total loans                                            3,859,508         3,372,044
    Less allowance for loan losses                                 58,119            53,018
                                                               ----------        ----------
         Net loans                                              3,801,389         3,319,026
                                                               ----------        ----------

Premises and equipment, net                                        46,637            45,527
Broker/dealer customer receivables                                 13,959             2,505
Other assets                                                      181,835           169,917
                                                               ----------        ----------
       Total assets                                            $6,543,569        $6,090,291
                                                               ==========        ==========

See notes to consolidated financial statements.

-----------------------------------
(In Thousands)

                                                               Sept. 30                    Dec. 31
                                                                   1999                      1998
                                                              ----------                   -------
                                                              (unaudited)                (Restated)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:

Deposits:
      Non-interest-bearing deposits                           $  443,784                $  524,386
      Money market checking                                      404,922                   444,492
      Savings                                                    111,524                   125,053
      Money market savings                                     1,122,401                 1,217,797
      Certificates of deposit less than $100,000                 993,488                   958,253
      Certificates of deposit of $100,000 or more              1,320,196                   925,005
                                                              ----------                ----------
        Total deposits                                         4,396,315                 4,194,986
                                                              ----------                ----------
Federal funds purchased and securities
   sold under agreements to repurchase
   and other short-term borrowings                               445,813                   599,378
Broker/dealer customer payables                                    4,898                       714
Accounts payable and accrued liabilities                          78,569                    83,114
Federal Home Loan Bank advances                                1,017,982                   731,610
Other borrowed funds and long-term debt                            6,372                     6,372
                                                              ----------                ----------
        Total liabilities                                      5,949,949                 5,616,204
                                                              ----------                ----------

Capital trust pass-through securities                             49,906                    49,896

Stockholders' equity:
Common stock                                                     216,375                   209,056
Additional paid-in capital                                       106,836                    27,322
Retained earnings                                                221,919                   186,415
Accumulated other comprehensive income                            (1,416)                    1,398
                                                              ----------                ----------
        Total stockholders' equity                               543,714                   424,191
                                                              ----------                ----------
        Total liabilities and
          stockholders' equity                                $6,543,569                $6,090,291
                                                              ==========                ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                      ----------------------------------
                             (Unaudited)(Restated)
                     (In Thousands, Except per Share Data)


                                                              For the three months                For the nine months
                                                                ended Sept. 30                      ended Sept. 30
                                                             ----------------------               -------------------
                                                             1999              1998               1999           1998
                                                             ----              ----               ----           ----
Interest income:
Loans                                                    $ 79,161          $ 72,031           $224,369       $202,586
Securities:
   Taxable                                                 36,047            26,165            102,867         79,326
   Non-taxable                                              3,110             2,155              9,333          6,367
Trading account securities                                    532               985              1,813          2,564
Deposits at bank                                               54               279                725          1,119
Other                                                       1,611               756              3,607          2,557
                                                         --------           -------           --------       --------
   Total interest income                                  120,515           102,371            342,714        294,519
                                                         --------           -------           --------       --------
Interest expense:
Deposits:
   Money market checking                                    1,181             1,076              3,524          2,912
   Savings                                                    501               627              1,575          1,644
   Money market savings                                    10,765            11,690             32,967         33,141
   Certificates of deposit less than $100,000              12,273            12,259             35,524         39,182
   Certificates of deposit $100,000 or more                16,135             8,559             41,957         27,119
Federal Home Loan Bank advances                            11,648             9,044             30,143         18,672
Long-term debt                                                 93             1,413                274          6,044
Federal funds purchased and securities
  sold under agreements to repurchase
  and other short-term borrowings                           7,471             5,642             23,567         16,989
                                                         --------           -------           --------       --------
   Total interest expense                                  60,067            50,310            169,531        145,703
                                                         --------           -------           --------       --------
   Net interest income                                     60,448            52,061            173,183        148,816
Provision for loan losses                                   4,378             3,082             10,902          6,819
                                                         --------           -------           --------       --------
   Net interest income after
   provision for loan losses                               56,070            48,979            162,281        141,997
                                                         --------           -------           --------       --------
Other income:
Trust service income                                        2,490             2,526              7,727          7,741
Service charges on deposits                                 5,619             5,087             15,610         14,695
Other services charges and fees                             5,186             4,515             15,439         12,309
Broker/dealer revenue                                       3,747             4,385             14,070         14,055
Securities gains (losses)                                      20               137             (2,013)           182
Other                                                       5,805             5,300             18,213         17,058
                                                         --------           -------           --------       --------
   Total other income                                      22,867            21,950             69,046         66,040
                                                         --------           -------           --------       --------

---------------------------------
(Unaudited)(Restated)
--------------------

                                                                           For the three months               For the nine months
                                                                               ended Sept. 30                    ended Sept. 30
                                                                           ----------------------             -------------------
                                                                           1999              1998             1999           1998
                                                                           ----              ----             ----           ----
Other expenses:
Salaries and employee benefits                                           18,663            17,951           57,108         53,403
Occupancy expense                                                         3,676             3,296           10,425          9,299
Furniture and equipment expenses                                          1,850             1,634            5,543          4,646
Other                                                                    13,497            14,502           42,028         43,623
                                                                       --------          --------         --------       --------
   Total other expenses                                                  37,686            37,383          115,104        110,971
                                                                       --------          --------         --------       --------
Income before income taxes                                               41,251            33,546          116,223         97,066
Income taxes                                                             13,092            10,702           37,561         32,224
                                                                       --------          --------         --------       --------
Net income                                                             $ 28,159          $ 22,844         $ 78,662       $ 64,842
                                                                       ========          ========         ========       ========

Basic net income per share of common stock                                 $.26              $.22             $.74           $.62

Diluted net income per share of common stock                               $.26              $.22             $.73           $.61

Dividends per share of common stock                                        $.09              $.08             $.27           $.23

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (Unaudited)(Restated)


                                                                            For the Nine Months
                                                                               Ended Sept. 30
                                                                          ----------------------
                                                                           1999            1998
                                                                           ----            ----
                                                                                  (In Thousands)
Operating activities:
     Net income                                                          $78,662         $64,842
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                          10,902           6,819
       Provision for depreciation and amortization                         5,543           5,980
       Amortization of security premiums and accretion
         of discounts, net                                                   240          (2,252)
       Deferred income taxes (credit)                                     (3,098)          1,336
       (Increase) decrease in trading account securities                  44,014          59,970
       Realized securities (gains) losses                                  2,013            (182)
       (Increase) decrease in broker/dealer customer receivables         (11,454)          3,429
       (Increase) decrease in interest receivable                          5,742          (2,119)
       (Increase) decrease in other assets                               (14,562)         (6,569)
       Increase (decrease) in broker/dealer customer payables              4,184             484
       Increase (decrease) in interest payable                            (6,313)            270
       Increase (decrease) in accounts payable and accrued expenses        8,936          (3,532)
                                                                        --------         -------
Net cash provided by (used in) operating activities                      124,809         128,476
                                                                        --------         -------
Investing activities:
       Proceeds from the maturities of securities                        180,168         775,685
       Proceeds from sales of securities                                 293,826          26,220
       Purchases of securities                                          (533,751)     (1,042,672)
       Net (increase) decrease in loans                                 (493,265)       (474,571)
       Purchase of premises and equipment                                 (6,653)        (12,913)
                                                                        --------        --------
Net cash provided by (used in) investing activities                     (559,675)       (728,251)
                                                                        --------        --------
Financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                                (229,097)        151,518
     Net increase (decrease) in certificates of deposit                  430,426         207,584
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                   (153,565)          53,641
     Increase (decrease) in long-term debt                                    10         (149,871)
     Increase (decrease) in Federal Home Loan Bank advances              286,372          343,440
     Proceeds from exercise of stock options                               4,211            4,003
     Issuance of common stock                                             81,309           19,535
     Repurchases of common stock                                         (18,960)         (28,426)
     Cash dividends paid                                                 (28,299)         (22,403)
                                                                        --------         --------
Net cash provided by (used in) financing activities                      372,407          579,021
                                                                        --------         --------
Decrease in cash and cash equivalents                                    (62,459)         (20,754)
Cash and cash equivalents at beginning of period                         335,862          263,137
                                                                        --------         --------
Cash and cash equivalents at end of period                              $273,403         $242,383
                                                                        ========         ========
Interest paid                                                           $163,218         $145,589
Income taxes paid                                                       $ 39,034         $ 26,888

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                              September 30, 1999
                              ------------------
                                  (Unaudited)
                                   ---------
Note A - Basis of Presentation
------------------------------
     The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. These acquisitions, which were accounted for using the pooling-of-interest method, are incorporated into reported results. For comparative purposes, all prior year results are restated to include these acquisitions.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of Statement No. 133 on April 1, 1999, did not have a material effect on the consolidated operating results or financial position of the Company.

Note B - Securities Portfolio
-----------------------------
     In accordance with FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as of September 30, 1999 the securities in the "Available for Sale" category included $3,087,000 in unrealized losses. Accordingly, total securities and total stockholders' equity were decreased by $3,087,000 and $1,884,000 (net of taxes), respectively, at September 30, 1999, to reflect the adjustment of the securities portfolio to market. The calculation of book value per share reflects these mark-to-market unrealized losses, whereas the calculation of ROA and ROE do not, because the unrealized losses are not included in net income. The fair value of the "Held to Maturity" category was $1.6 billion at September 30, 1999.

Note C - Floating Rate Capital Trust Pass-through Securities
------------------------------------------------------------
     In March, 1997, the Company issued $49,875,000 in Floating Rate Capital Trust Pass-through Securities ("Capital Securities"). The proceeds of this issue were used by the Company for general corporate purposes and are counted as Tier I capital.

Note D - Segment Information
----------------------------

     The Company operates several major lines of business. The commercial banking segment includes lending and related financial services provided to large and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset based lending and residential construction.

     The retail banking segment includes sales and distribution of financial products and services to individuals. These services include loan products such as residential mortgages, home equity lending, automobile and other personal financing needs.

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

     The following tables (in thousands of dollars) present condensed income statements on a fully taxable equivalent basis and average assets for each reportable segment.

     Quarter Ended September 30, 1999:
                                            Commercial             Retail          Financial
                                               Banking            Banking           Services              Total
                                            ----------            -------          ---------              -----
     Net interest income                       $13,863            $27,416            $22,626            $63,905
     Provision for loan losses                    (137)            (4,103)              (138)            (4,378)
                                               -------            -------            -------            -------
     Net interest income after provision        13,726             23,313             22,488             59,527
     Non-interest income                         1,038              2,894             18,935             22,867
     Non-interest expense                       (4,066)           (11,265)           (22,355)           (37,686)
                                               -------            -------            -------            -------
     Net income before taxes                    10,698             14,942             19,068             44,708
     Income taxes                               (2,701)            (5,061)            (8,787)           (16,549)
                                               -------            -------            -------            -------
     Net income                                $ 7,997            $ 9,881            $10,281            $28,159
                                               =======            =======            =======            =======
     Average assets                         $1,068,085         $2,922,062         $2,657,665         $6,647,812

     Quarter Ended September 30, 1998:
                                            Commercial             Retail          Financial
                                               Banking            Banking           Services              Total
                                            ----------            -------          ---------              -----
         Net interest income                   $11,224            $23,018            $19,119            $53,361
         Provision for loan losses                 527             (3,562)               (47)            (3,082)
                                               -------            -------            -------            -------
         Net interest income after provision    11,751             19,456             19,072             50,279
         Non-interest income                       857              2,985             18,108             21,950
         Non-interest expense                   (4,461)           (11,315)           (21,607)           (37,383)
                                               -------            -------            -------            -------
         Net income before taxes                 8,147             11,126             15,573             34,846
         Income taxes                           (2,069)            (2,870)            (7,063)           (12,002)
                                               -------            -------            -------            -------
         Net income                            $ 6,078            $ 8,256            $ 8,510            $22,844
                                               =======            =======            =======            =======
         Average assets                       $927,837         $2,463,780         $1,935,442         $5,327,059

         Nine Months Ended September 30, 1999:
                                                                Commercial             Retail          Financial
                                                                   Banking            Banking           Services              Total
                                                                ----------           ---------          ---------             -----
         Net interest income                                   $   40,242          $   79,415         $   63,643         $  183,300
         Provision for loan losses                                   (827)             (9,806)              (269)           (10,902)
                                                               ----------          ----------         ----------         ----------
         Net interest income after provision                       39,415              69,609             63,374            172,398
         Non-interest income                                        3,081               8,775             57,190             69,046
         Non-interest expense                                     (11,719)            (32,026)           (71,359)          (115,104)
                                                               ----------          ----------         ----------         ----------
         Net income before taxes                                   30,777              46,358             49,205            126,340
         Income taxes                                             (10,358)            (17,041)           (20,279)           (47,678)
                                                               ----------          ----------         ----------         ----------
         Net income                                            $   20,419          $   29,317         $   28,926         $   78,662
                                                               ==========          ==========         ==========         ==========
         Average assets                                        $1,030,972          $2,755,957         $2,594,717         $6,381,646

         Nine Months Ended September 30, 1998:
                                                                Commercial             Retail          Financial
                                                                   Banking            Banking           Services              Total
                                                                ----------           ---------          ---------             -----
         Net interest income                                   $    36,526          $   65,704         $   50,489        $  152,719
         Provision for loan losses                                     158              (6,753)              (224)           (6,819)
                                                               -----------          ----------         ----------        ----------
         Net interest income after provision                        36,684              58,951             50,265           145,900
         Non-interest income                                         3,054               8,678             54,308            66,040
         Non-interest expense                                      (12,110)            (31,749)           (67,112)         (110,971)
                                                               -----------          ----------         ----------        ----------
         Net income before taxes                                    27,628              35,880             37,461           100,969
         Income taxes                                               (9,172)            (11,911)           (15,044)          (36,127)
                                                               -----------          ----------         ----------        ----------
         Net income                                            $    18,456          $   23,969         $   22,417        $   64,842
                                                               ===========          ==========         ==========        ==========
         Average assets                                        $   911,313          $2,322,316         $1,960,906        $5,194,535

Note E - Earnings Per Share
---------------------------
         The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended           Nine Months Ended
                                                                                     Sept 30                      Sept 30
                                                                          -------------------------    ------------------------
         In Thousands, Except Per Share Data                                 1999           1998          1999          1998
                                                                             ----           ----          ----          ----
         Numerator:
         Net income                                                        $28,159        $22,844       $78,662       $64,842
                                                                           =======        =======       =======       =======
         Denominator:
         Denominator for basic earnings per
           share - weighted average shares                                 108,214        103,242       106,233       103,491

         Dilutive potential common shares -
           Employee stock options                                            1,970          2,387         2,114         2,482
                                                                           -------        -------       -------       -------
         Denominator for diluted earnings per
           share - adjusted weighted average
           and assumed conversions                                         110,184        105,629       108,347       105,973
                                                                           =======        =======       =======       =======

         Basic earnings per share                                             $.26           $.22          $.74          $.62
         Diluted earnings per share                                           $.26           $.22          $.73          $.61

Note F - Comprehensive Income
-----------------------------

         During the third quarter of 1999 and 1998, total comprehensive income amounted to $26,882,000 and $22,771,000 respectively. The year-to-date total comprehensive income for 1999 and 1998 was $75,848,000 and $64,970,000 respectively.

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

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Quarterly Report on Form 10-Q that are not historical facts or that express expectations or projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition
-------------------
     Following is a comparison of the September 30, 1999 and December 31, 1998 consolidated balance sheets. Total deposits increased by $201 million or 4.8%, principally as a result of a $395 million or 42.7% increase in certificates of deposit greater than $100,000 and a $35 million or 3.7% increase in certificates of deposit less than $100,000. This increase was partially offset by a $95 million or 7.8% decrease in money market savings accounts, a $39 million or 8.9% decrease in money market checking accounts, a $13 million or 10.8% decrease in savings accounts and an $81 million or 15.4% decrease in non-interest-bearing deposits from normally higher year-end levels. The change in deposits are a result of asset/liability management decisions related to the current interest rate environment.

     Federal funds purchased and securities sold under agreements to repurchase decreased $154 million or 25.6% from year-end 1998 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

     Federal Home Loan Bank advances increased $286 million or 39.1% from December 31, 1998. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

     Total loans, net of unearned discounts, increased by $487 million or 14.5% compared to December 31, 1998 levels. Commercial loans increased by $98 million or 16.0% and real estate construction loans increased by $7 million or 2.7%, reflecting current demand. Real estate mortgage loans increased by $274 million or 21.9% and consumer loans increased $104 million or 8.6%, reflecting an increased emphasis on promoting home equity loans and other consumer products.

     Securities increased by $53 million or 2.5% from year-end 1998. Securities held to maturity increased by $330 million or 23.9%, and securities available for sale decreased by $277 million or 35.6%, reflecting current portfolio investment strategies, and current market conditions.

     Federal funds sold and securities purchased under agreements to resell decreased by $3 million or 4.2% from December 31, 1998 levels, reflecting levels of activity of correspondent banks at September 30, 1999.

     Trading account securities decreased by $44 million or 70.2% from year-end 1998 levels. This decrease reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

     Broker/dealer customer receivables increased $11 million or 457.2% and payables increased $4 million or 586.0% reflecting levels of activity.


Results of Operations
---------------------
Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998
-------------------------------------------------------------------------------

     Net income was $28,159,000 for the third quarter of 1999, a 23.3% increase over the $22,844,000 reported for the same period a year earlier. Diluted earnings per share were $.26, compared to $.22 per share in 1998, up 18.2%. Basic earnings per share were $.26, compared to $.22 per share in 1998, up 18.2%.

     Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $10,544,000 or 19.8% for the third quarter of 1999, compared to third quarter 1998. This increase reflects a $20,301,000 or 19.6% increase in total interest income that more than offsets a $9,757,000 or 19.4% increase in interest expense. Interest income increased in 1999 due to an increase of $1,300,917,000 or 26.4% in total average earning assets, and decrease in the yield on average earning assets from 8.34% in the third quarter of 1998 to 7.89% in the third quarter of 1999. The increased volume of earning assets increased interest income by approximately $27,347,000 while the decreased yield reduced interest income by approximately $7,046,000. Interest expense increased in the third quarter of 1999, reflecting an increase in average interest-bearing liabilities of $1,148,981,000 or 26.5% and a decrease in the cost of interest-bearing liabilities from 4.61% to 4.35%. The decrease in the rate paid on interest-bearing liabilities decreased interest expense by approximately $3,601,000 and the increase in average outstandings increased interest expense by approximately $13,358,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.07% in third quarter 1999, compared to 4.29% in third quarter of 1998.

     The provision for loan losses in the third quarter of 1999 was $4,378,000, versus $3,082,000 for the third quarter of 1998. Net charge-offs were $1,760,000, or .19% of average net loans, compared to $1,710,000 or .22% of average net loans in 1998. The allowance for loan losses totaled $58,119,000 at September 30, 1999, representing 1.51% of quarter-end net loans, compared to $48,421,000 or 1.50% of quarter-end net loans at September 30, 1998.

     Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30, 1999, June 30, 1999, and September 30, 1998 (dollars in thousands):

                                             9-30-99          6-30-99           9-30-98
                                             -------          -------           -------
Non-accrual loans                            $    76          $   250           $   604
Renegotiated loans                                 0                0                 0
Other real estate                                217            1,200               724
                                             -------          -------           -------
Total non-earning assets                     $   293          $ 1,450           $ 1,328
                                             =======          =======           =======
Loans past due 90 days or more               $ 3,704          $ 4,202           $ 4,915
Percentage of total loans                        .10%             .12%              .15%

     Non-interest income, excluding securities transactions, totaled $22,847,000 for the quarter, an increase of $1,034,000, or 4.7%, from last year's third quarter. Securities gains totaled $20,000 in third quarter, 1999, compared to $137,000 in 1998. Non-interest expenses (excluding the provision for loan losses) increased by $303,000 or .8% in third quarter, 1999.

     The Company's return on average assets and return on average equity were 1.69% and 21.02% respectively, for third quarter of 1999. These compared with 1998 third quarter returns of 1.72% and 22.66%, respectively.


Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998
--------------------------------------------------------------------------------

     For the nine months ended September 30, 1999, net income totaled $78,662,000, a 21.3% increase over the $64,842,000 for the first nine months of 1998. Diluted earnings per share were $.73, compared to $.61 for the same period in 1998, a 19.7% increase. Basic earnings per share were $.74 compared to $.62 in 1998, a 19.7% increase. For the nine-month period, return on average assets and return on average stockholders' equity were 1.64% and 21.84% respectively. These compared with 1998 six month returns of 1.66% and 21.87%.

     Net interest income increased by $30,581,000 or 20.0% for the first nine months of 1999. This increase reflects a $54,409,000 or 18.2% increase in total interest income that more than offsets a $23,828,000 or 16.4% increase in interest expense. Interest income increased in 1999 due to an increase of $1,155,309,000 or 24.0% in total average earning assets partially offset by a decrease in the yield on average earning assets from 8.29% in 1998 to 7.90% in 1999. The increased volume of earning assets increased interest income by approximately $71,601,000, and the decreased yield reduced interest income by approximately $17,192,000. Interest expense increased in the first nine months of 1999, reflecting an increase in average interest-bearing liabilities of $1,048,319,000 or 24.9%, with the cost of interest-bearing liabilities decreasing from 4.63% to 4.31% in 1999. The increase in average outstandings increased interest expense by approximately $36,302,000 while the decreased rate reduced interest expense by approximately $12,474,000. The net interest margin was 4.10% in the first nine months of 1999, compared to 4.24% in the first nine months of 1998.

     The provision for loan losses for the first nine months of 1999 was $10,902,000, versus $6,819,000 for the first nine months of 1998. Net charge-offs were $5,668,000, or .22% of average net loans compared to $5,028,000, or
 .23% of average net loans in 1998.

     Non-interest income, excluding securities transactions, totaled $71,059,000 for the first nine months of 1999, compared to a total of $65,858,000 for the first nine months of 1998, an increase of 7.9%. Included in 1999 is a $4,009,000 pre-tax gain from the sale of branches. Adjusting for this gain, non-interest income increased 1.8% over 1998. Securities losses totaled $2,013,000 in 1999, compared to a gain of $182,000 in 1998.

     Non-interest expenses (excluding the provision for loan losses) increased by

$4,133,000 or 3.7% for the first nine months of 1999. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

     Total realized stockholders' equity increased by $122,337,000 from December 31, 1998. Due to a sale of common stock in second quarter 1999, additional paid-in capital accounted for the majority of the increase. Through September 30, 1999, 8.2 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997.

     The following capital ratios do not include the effect of FAS No. 115 or FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

     As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 1999.

                                                              9-30-99      6-30-99      9-30-98
                                                              -------      -------      -------
Total capital to risk-weighted assets                          14.18%       14.45%       13.52%
Tier I capital to risk-weighted assets                         12.93%       13.21%       12.28%
Tier I capital to assets (leverage ratio)                       8.73%        8.96%        8.47%

Year 2000 Preparations
----------------------

     The Company is Y2K ready and has met recommended regulatory milestones which include: successful testing of all its mission critical systems for Year 2000 compliance; assessing risks associated with its major borrowers, funds providers and other business partners; and expanding its business continuity plans to address Year 2000 scenarios.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     No significant changes since December 31, 1998. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II.  OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------
          a.  Exhibits
              27.  Financial Data Schedule
          b.  Reports on Form 8-K
              The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.



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

Date  November 9, 1999
    --------------------