Form 10-K405
period 1999-12-31
NATIONAL COMMERCE BANCORPORATION
filed 2000-03-27
CIK 101844

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      -----------------------------------
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1999                                                       0-6094
-----------------                                                       ------
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
                                         (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No
                                                  -----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form.   x
                        -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000, was approximately $1,562,000.00.

     The number of shares of common stock outstanding, as of March 10, 2000, was 108,195,436.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the 2000 Annual Meeting of Shareholders of National Commerce Bancorporation are incorporated by reference into Part III. Portions of the National Commerce Bancorporation Annual Report to shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II.

                                    PART I.

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Annual Report on Form 10-K that are not historical facts or that express expectations and projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. During 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. These acquisitions are incorporated into reported results. For comparative purposes, all prior year results are "restated" to include these events.

ITEM 1.  BUSINESS.

NATIONAL COMMERCE BANCORPORATION:

      National Commerce Bancorporation ("NCBC" or "the Company"), a Tennessee corporation, is a bank holding company formed in February 1966 as Tennessee Financial Corporation. The corporate name was changed to United Tennessee Bancshares Corporation in 1970 and the present corporate name was adopted in April 1978. The business of NCBC consists of owning all of the outstanding capital stock of (1) National Bank of Commerce, Memphis, Tennessee ("NBC"), (2) NBC Bank, FSB, Knoxville, Tennessee ("Knoxville" or "the Knoxville Bank"), (3) NBC Bank, FSB, Belzoni, Mississippi ("Belzoni"), (4) Commerce Capital Management, Inc., Memphis, Tennessee ("Commerce Capital"), (5) TransPlatinum Service Corp., Nashville, Tennessee ("TransPlatinum") (6) U.S.I. Alliance Corp.

("USI"), Memphis, Tennessee and (7) National Commerce Capital Trust I ("Trust I"), Memphis, Tennessee. NCBC provides NBC, Knoxville and Belzoni ("the Banks"), Commerce Capital, TransPlatinum, USI and Trust I with advice and counsel relating to financial and employee benefit matters, performs certain record-keeping functions relating to compliance with accounting and regulatory requirements and provides assistance in obtaining additional financing.

      In December 1999, the Company announced an agreement to acquire Piedmont Bancorp., Inc. of Hillsborough, North Carolina. The transaction is intended to be a tax-free exchange of shares and is intended to be accounted for as a pooling-of-interests with an expected close date late in the first quarter or early in the second quarter of 2000.

      On March 19, 2000, NCBC entered into a definitive merger agreement with CCB Financial Corporation, a bank holding company based in Durham, North Carolina ("CCB"). Pursuant to the merger agreement, NCBC will issue 2.45 shares of its common stock in exchange for each share of CCB common stock outstanding. The transaction is intended to be a tax-free exchange of shares and is intended to be accounted for as a pooling-of-interests. Consummation of the merger, which is expected to occur during the third quarter of 2000, is conditioned upon customary regulatory and shareholder approvals.

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

      The financial services segment includes trust, asset management, insurance and brokerage activities. Financial services also includes balance sheet management activities including oversight of the investment portfolio, non-deposit based funding, interest rate risk management, income from transaction processing, in-store consulting/licensing and specialty leasing. See Note P of the Notes to Consolidated Financial Statements in the 1999 Annual Report incorporated herein by reference.

      NBC furnishes a full range of banking and trust services. At December 31, 1999 NBC had 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, one branch facility in Somerville, Tennessee, one SUPER MONEY MARKET facility and two branches in Collierville, Tennessee, one SUPER MONEY MARKET facility, 31 branches and SUPER MONEY MARKET(R) facilities in Nashville, and three branches in West Memphis, Arkansas, and one branch in Marion, Arkansas. NBC has four active, wholly owned, non-banking subsidiaries, Commerce General Corporation ("Commerce General"), Commerce Finance Company ("Commerce Finance"), NBC Insurance Services, Inc. ("NBC Insurance") and National Commerce Bank Services, Inc. ("NCBS") and owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets"). Commerce General provides a variety of data processing services to the Banks and other commercial enterprises.
Commerce Finance emphasizes second-
and third-mortgage loans primarily for resale. Capital Markets was chartered as Commerce Investment Corporation in September 1986 to serve the needs of individual investors as a broker-dealer of investment products, including stocks, bonds, municipal obligations, mutual funds and unit investment trusts. The name was changed to NBC Capital Markets Group, Inc. effective January 1, 1997. NBC Insurance provides life, property and casualty insurance and annuities through NBC's in-store retail banking system. NCBS provides supermarket banking services to other financial institutions.

      The Knoxville Bank was organized in June 1986 as a state chartered bank to operate full-service SUPER MONEY MARKET banking facilities within the Knoxville area. During 1994, the Knoxville Bank was converted to a federally chartered savings bank and expanded into North Carolina. At December 31, 1999 the Knoxville Bank had 13 SUPER MONEY MARKET branch locations and two traditional branch locations in the Knoxville area, 23 branch locations in Raleigh-Durham, Greensboro, and Greenville, North Carolina, one branch location in Olive Branch, Mississippi and one branch in Horn Lake, Mississippi. The Knoxville Bank had one branch each in the following Georgia locations: Adairsville, Buford, Calhoun, Canton, Cartersville, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. The Knoxville Bank also operated one stand-alone ATM in the Knoxville area. The Knoxville Bank also offers loans on an indirect basis through area automobile dealers. The Knoxville Bank has two subsidiaries, Kenesaw Leasing, Inc. and J & S Leasing, Inc., both equipment leasing firms.

      On July 13, 1993, the Company acquired First Federal Savings Bank, a $4.8 million institution located in Belzoni, Mississippi. The name was changed to NBC Bank, FSB, and its business expanded into Virginia. At December 31, 1999 Belzoni had 13 SUPER MONEY MARKET branches in the Roanoke, Virginia area.

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

      In September of 1995, NCBC acquired TransPlatinum Service Corp. of Nashville, Tennessee which offers financial services to the trucking and petroleum industries and bankcard services to merchants. In December, 1999

TransPlatinum acquired Nashville-based FleetOne LLC which expanded the Company's fuel card and merchant processing to include a new line of business targeted to all commercial vehicle classes.

      U.S.I. Alliance Corp. was organized in November 1995, and commenced business in February 1996. USI primarily leases personal lockboxes in long-term care facilities.

      National Commerce Capital Trust I was organized in March 1997 as a special purpose entity (SPE) to offer floating rate capital trust pass-through securities.

      Substantially all employees of the Company are also employees of one or more of its direct or indirect subsidiaries.

NATIONAL BANK OF COMMERCE:

      From its inception in 1873, and through the granting of its charter as a national bank in 1933, NBC has operated a full-service commercial bank and trust business in metropolitan Memphis, Tennessee. At December 31, 1999 NBC had 29 branch and SUPER MONEY MARKET(R) facilities in Memphis and Shelby County, Tennessee, one branch facility in Somerville, Tennessee, one SUPER MONEY MARKET facility and two branches in Collierville, Tennessee, 31 branches and SUPER MONEY MARKET(R) facilities in Nashville, and three branches in West Memphis, Arkansas, and one branch in Marion, Arkansas. At December 31, 1999, NBC had $3,563,000,000 in deposits and was the third largest bank in the Memphis service area (population approximately 1,000,000) and the sixth largest bank in Tennessee, measured by deposits. Memphis is the largest city in Tennessee and is the center of a diversified distribution, commercial and agricultural area. NBC provides complete banking facilities and services to the Mid-South area through various divisions and departments, described below. The retail banking activity is carried on through the Branch Banking Division, the Money Market Division, the Executive Banking Division, Dealer Finance and the Consumer Services Division. NBC's Commercial Banking Group is composed of the following divisions: the Metropolitan Lending Division, the Asset Based Lending Division, the Real Estate Lending Division, the Residential Constuction Division and the Correspondent Banking Division. Trust services are provided by the Trust Division. Staff support for NBC is provided by its Human Resource, Marketing, Operations and Financial/Administrative Divisions.

      Retail Services: NBC provides its customers with a variety of retail banking services. Among such services are checking accounts and savings programs, night depository services, safe deposit facilities and several consumer loan programs, including installment loans for the purchase of consumer goods and revolving lines of credit. Customers are provided with current information regarding these services through NBC's marketing program. NBC has installed 86 ATMs (24-hour tellers), including ATMs located at Plough, Inc., Graceland, Methodist Hospital, Memphis International Airport, University of Memphis campus, Southern College of Optometry, Sitel Corporation and Rhodes College campus. At year end, consumer loans and leasing activity accounted for approximately 32% of NBC's outstanding loans. NBC participates in the MasterCard and Visa Card Programs, national consumer debit and credit card plans, under which NBC discounts sales drafts (accounts receivable arising from charges made with MasterCard and Visa Cards), without recourse, for participating merchants. NBC also offers a Professional Services Plan, Equity Credit Lines and other credit services for individuals. A monthly revolving credit charge is levied on the purchaser depending on the credit plan desired. At December 31, 1999, NBC had consumer lines of credit totaling $70,738,000. NBC sold substantially all of its credit card portfolio in fourth quarter 1997 and now offers various credit card plans through MBNA Corp.

      Commercial Services: NBC provides a variety of services for commercial enterprises, including checking accounts, certificates of deposit, cash management services, short-term loans for seasonal or working capital purposes, and term loans for fixed assets and expansion purposes. In addition to these general services, NBC also provides accounts receivable and inventory financing, commodity loans and commercial loans tailored to an individual customer's needs. Secured and unsecured commercial loans and commodity loans, at December 31, 1999, accounted for approximately 25% of the loans made by NBC. Real estate construction and long-term mortgage loans (including first mortgage refinance loans) accounted for approximately 43% of NBC's outstanding loans at December 31, 1999.

      Correspondent Banking: NBC has correspondent relationships with approximately 200 banks located in Tennessee, Arkansas, Missouri, Florida, Mississippi, Kentucky, and Alabama to which it provides a range of financial services as well as advice in various fields of banking policy and operations. Aggregate balances of correspondent banks at NBC averaged approximately $58,000,000 in 1999.

      Trust Services: Through its Trust Division, NBC acts as trustee, executor, administrator, guardian, custodian and depository for a number of individuals and corporations. The Bank offers investment advisory services to its customers in addition to portfolio management. At December 31, 1999, the Trust Division administered assets valued at approximately $3,005,000,000.

      International Services: NBC has established 5 accounts with foreign banks, primarily in Europe, to handle international trade relationships. Two foreign banks have accounts with NBC for the same purpose. NBC does not now, nor does it intend to, engage in speculative trading of foreign currencies.

      Non-Bank Subsidiaries: In addition to computer services for NBC, Commerce General processes financial transactions for hospitals. During the year ended December 31, 1999, approximately 87% of the total revenues of Commerce General were derived from services provided to NBC and 13% from services provided to other customers. NBC Capital Markets Group, Inc. provides investment services to individual and institutional investors. At December 31, 1999, Capital Market's capital totaled $15,155,000. Capital Markets is registered as a broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and is a member of the Security Investor Protection Corporation. Commerce Finance Company was organized in September, 1992 and commenced business in March, 1993 in the consumer finance segment of the retail credit industry as a subsidiary of NCBC. In 1996, the store-front branches and most of the assets of Commerce Finance were sold and Commerce Finance began operating on a more centralized basis with emphasis on second- and third-mortgage loans which come from bank referrals. In February, 1997, Commerce Finance became a subsidiary of NBC. NBC Insurance Services, Inc. was organized in January, 1997 and commenced business in March, 1997 to provide life, property and casualty insurance and annuities through NBC's in-store retail banking system. National Commerce Bank Services, Inc. provides supermarket banking services to other financial institutions. In August, 1999 NBC acquired Southeastern Mortgage of Tennessee, an independent mortgage banking company.

      Territory Serviced and Competition: NBC actively competes with other commercial banks in the Memphis trade area in providing a full range of banking services, including demand deposits, time deposits, various types of loans, trust services and other bank-related activities. At December 31, 1999, NBC had $5,560,753,000 in assets. According to September 30, 1999 call reports, one of the other banks in metropolitan Memphis is 3.4 times larger and another is approximately 6.9 times larger than NBC as measured by deposits. However, deposits for that bank include statewide branches, while NBC deposits are primarily limited to the metropolitan Memphis and Nashville areas. The Memphis trade area includes western Tennessee, northern Mississippi, and eastern Arkansas, and NBC considers commercial banks in Little Rock, Arkansas and Jackson, Mississippi, as competitors in addition to Memphis area banks. In addition, NBC competes with savings and loan associations, finance companies, credit unions, insurance companies, real estate investment trusts, mortgage companies, factoring companies, independent credit card companies and various other financial institutions whose activities correspond with banking functions. See "Supervision and Regulation."

      Employees: As of December 31, 1999, NBC and its subsidiaries employed approximately 364 officers, 858 other full-time employees, 132 part--time employees and 57 peak-time employees. Relations with employees have been good. No employees are covered by collective bargaining agreements. All full-time employees are afforded the benefits of group life and health insurance plans.
In addition, the Company has a non-contributory qualified retirement plan. All employees who have one full year of service are eligible to become participants in the retirement plan. The Company also has a taxable income reduction account ("TIRA") plan which allows employees to defer payment of taxes on an elected percentage of salary up to $10,000 by making contributions to this plan. The Company may also make contributions to this plan for the benefit of participating employees. The Company had an Employee Stock Ownership Plan ("ESOP") which was merged with the TIRA into the NBC Employee Stock Ownership Plan With 401K Provisions.

NBC BANK, FSB (KNOXVILLE):

      The Company organized NBC Bank, FSB (Knoxville) to become competitive in retail banking in the Knoxville area. After its 1994 conversion from a state chartered bank to a federally chartered savings bank, it expanded into North Carolina. At December 31, 1999 the Knoxville Bank had 13 SUPER MONEY MARKET branch locations and one traditional branch location in the Knoxville area, 23 branch locations in the Raleigh-Durham, Greensboro, and Greenville, North Carolina areas, one branch location in Olive Branch, Mississippi, and one branch in Horn Lake, Mississippi. The Knoxville Bank has one branch each in the following Georgia locations: Adairsville, Buford, Calhoun, Canton, Cartersville, Cumming, Dalton, Ft. Oglethorpe, Gainesville, Moultrie, and Rome. The Knoxville Bank employees are provided with the same benefits that all Company employees have available to them. At December 31, 1999, the Knoxville Bank and its subsidiaries employed 83 officers, 196 other full-time employees, 33 part-time employees and 5 peak-time employees. At year-end 1999, the Knoxville Bank had total assets of $1,132,141,000. The Knoxville Bank competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

      Non-Bank Subsidiaries: Kenesaw Leasing, Inc, and J & S Leasing, Inc. are both equipment leasing firms. At December 31, 1999 Kenesaw's capital totaled $2,826,000 and J & S's capital was $2,321,000.

NBC BANK, FSB (BELZONI):

      NBC Bank, FSB was acquired to expand its retail banking activities through supermarket branches in other states. At December 31, 1999 13 SUPER MONEY MARKET branches were located in Kroger supermarkets in Virginia. At December 31, 1999, Belzoni employed 21 officers, 52 other full-time employees, and two part-time employees. The same Company benefits are provided to these employees. At year-end 1999, Belzoni had total assets of $418,262,000. Belzoni competes with a number of substantially larger financial institutions, both banks and savings and loans, as well as various other financial institutions whose activities correspond with banking functions.

COMMERCE CAPITAL MANAGEMENT, INC.:

      Commerce Capital was organized to provide specialized investment management services to individuals, family groups, endowment funds and corporations. Assets presently managed are approximately $916,000,000. At December 31, 1999, Commerce Capital had eight full-time employees. Commerce Capital's employees are covered under the same Company benefits. Commerce Capital competes with a number of other investment counselors, insurance companies, banks, and other money managers, many of which are substantially larger.

TRANSPLATINUM SERVICE CORP.:

      In September of 1995, NCBC acquired TransPlatinum Service Corp. which offers financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum is located in Nashville, Tennessee. As of December 31, 1999, TransPlatinum had 7 officers, 85 full-time employees, and 5 part-time employees. TransPlatinum competes with larger companies offering similar services on a nation-wide basis.

U.S.I. ALLIANCE CORP.:

      U.S.I. Alliance Corp. commenced formal operations in February of 1996 as a wholly owned subsidiary of NCBC. USI operates and administers a security program in the long-term care industry. The program activities include leasing personal lock boxes, education and training, risk management reduction, and the administration of an 800-number tip line and reward payment system for long-term care facilities. USI Alliance has filed federal and state trademarks in all 50 states for the name "Senior Crimestoppers" and currently does business in all states. At December 31, 1999, USI had 2 officers and 2 other full-time employees.

NATIONAL COMMERCE CAPITAL TRUST I:

      National Commerce Capital Trust I was organized in March 1997 as a special purpose entity (SPE) to offer floating rate capital trust pass-through securities. At December 31, 1999, Trust I had $49,909,000 in outstanding securities issued.


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

      Federal law also regulates transactions among the Company and its affiliates, including the amount of a banking affiliate's loans to, or investments in, non-bank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state law regulate the operations of the Company's banking affiliates, including (1) requiring the maintenance of reserves against deposits, (2) limiting the nature of loans and the interest that may be charged thereon, and (3) restricting investments and other activities. The amount of dividends that the Company's bank affiliates may declare is also limited. Regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits. See Note O of the Notes to Consolidated Financial Statements in the 1999 Annual Report, incorporated herein by reference.

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

The following table sets forth the combined daily average condensed (consolidated) balance sheets of NCBC and an analysis of net interest earnings for each of the three years in the period ended December 31, 1997 through 1999. Interest income and yields on non-taxable investment securities have been calculated on a fully taxable-equivalent basis assuming a tax rate of 35%.


                                              1999                            1998                       1997
                                 ------------------------------  ----------------------------  --------------------------
                                  Average               Yield/    Average             Yield/    Average            Yield/
                                  Balance    Interest    Rate     Balance   Interest   Rate     Balance   Interest  Rate
                                 ----------  --------  --------  ---------  --------  -------  ---------  --------  -----
                                                                (in thousands of dollars)
ASSETS
Interest-earning assets:
Loans:(1)
  Domestic(2)                    3,600,337    316,442     8.79%  3,040,662   277,141    9.11%  2,650,663   243,754  9.20%
Taxable securities including
  trading account                2,153,350    140,876     6.54   1,719,108   114,297    6.65   1,489,969   100,155  6.72
Non-taxable investment
  securities(2)                    205,485     18,404     8.96     159,873    13,214    8.27     150,016    12,289  8.19
Federal funds sold and
  securities purchased under
  agreements to resell              67,923      4,968     7.31      44,562     3,426    7.69      23,985     1,429  5.96
Interest-bearing deposits
  with other banks                  24,016        953     3.97      19,326     1,619    8.38      18,456     1,287  6.97
                                 ---------    -------            ---------  --------           ---------  --------
Total interest-earning assets    6,051,111    481,643     7.96   4,983,531   409,697    8.22   4,333,089   358,914  8.28
                                              -------                       --------                      --------
Non-interest earning assets:
Cash and due from banks            179,429                         178,269                       142,173
Premises & equipment, net           47,043                          40,238                        31,147
Other assets                       232,342                         205,666                       143,789
Allowance for loan losses          (55,077)                        (49,718)                      (39,768)
                                 ---------                       ---------                     ---------
TOTAL ASSETS                     6,454,848                       5,357,986                     4,610,430
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



                                                     1999                          1998                          1997
                                        ----------------------------   ---------------------------   -------------------------
                                         Average             Yield/    Average             Yield/    Average            Yield/
                                         Balance   Interest   Rate     Balance   Interest   Rate     Balance   Interest  Rate
                                        ---------  --------  -------  ---------  --------  -------  ---------  -------- ------
                                                                      (in thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits                           405,370     4,713    1.16%    348,036     4,021    1.16%    282,241     3,814  1.35%
Savings deposits                        1,282,826    46,553    3.63   1,202,325    47,253    3.93   1,075,530    43,823  4.07
Time deposits                           2,108,598   107,211    5.08   1,681,671    91,693    5.45   1,425,705    79,104  5.55

Short-term borrowings                     686,223    31,212    4.55     476,147    23,206    4.87     452,721    23,062  5.09
Federal Home Loan Bank advances           832,206    41,432    4.98     552,176    27,904    5.05     405,308    23,032  5.68
Long-term debt                              6,372       369    5.79     103,103     6,135    5.95     156,152     9,316  5.97
                                        ---------   -------           ---------  --------           ---------  --------
Total interest bearing
 liabilities                            5,321,595   231,490    4.35   4,363,458   200,212    4.59   3,797,657   182,151  4.80
                                        ---------   -------           ---------  --------           ---------  --------
Non-interest bearing liabilities:
Domestic demand deposits                  467,645                       443,395                       351,882
Other                                     117,159                       102,507                        75,429
Capital Trust Preferred Securities         49,903                        49,891                        38,079
Stockholders' equity                      498,546                       398,735                       347,383
                                        ---------                     ---------                     ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   6,454,848                     5,357,986                     4,610,430
                                        =========                     =========                     =========
Net interest earnings                               250,153                       209,485                       176,763
                                                    =======                       =======                       =======
Net yield on interest-earning assets                           4.13%                         4.20%                       4.08%
                                                               ====                          ====                        ====


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

                                          1999 Compared to 1998                   1998 Compared to 1997
                                      Increase (decrease) Due to (1)          Increase (decrease) Due to (1)
                                   -----------------------------------  ------------------------------------------
                                                                Rate/                                       Rate/
                                   Volume     Rate      Net    Volume     Volume       Rate        Net     Volume
                                   -------  --------  -------  -------  ----------  ----------  ---------  -------
                                                              (in thousands of dollars)
Interest earned on:
Loans:(2)
Domestic                           49,487   (10,186)  39,301   (1,820)     35,564      (2,177)    33,387     (318)
Taxable securities including
  trading account                  28,436    (1,857)  26,579     (462)     15,246      (1,104)    14,142     (168)

Non-taxable securities              4,014     1,176    5,190      315         814         111        925        7
Federal funds sold and
  securities purchased under
  agreements to resell              1,716      (174)   1,542      (87)      1,492         505      1,997      356
Interest-bearing deposits
  with other banks                    328      (994)    (666)    (207)         63         269        332       12
                                   ------   -------   ------   ------      ------      ------     ------   ------

Total interest earning assets      83,981   (12,035)  71,947   (2,262)     53,179      (2,396)    50,783     (110)
                                   ------   -------   ------   ------      ------      ------     ------   ------

Interest paid on:
Demand deposits                       666        26      692        4         810        (603)       207     (129)
Savings deposits                    3,051    (3,751)    (700)    (242)      5,026      (1,596)     3,430     (183)
Time deposits                      22,037    (6,519)  15,518   (1,571)     13,978      (1,389)    12,589     (246)
Federal funds purchased and
 securities sold under
 agreements to repurchase and
 other short-term borrowings        9,645    (1,639)   8,006     (683)      1,165      (1,021)       144      (52)
Federal Home Loan Bank advances    13,947      (419)  13,528     (210)      7,638      (2,766)     4,872     (924)
Long-term debt                     (5,606)     (160)  (5,766)     154      (3,157)        (24)    (3,181)       8
                                   ------   -------   ------   ------      ------      ------     ------   ------
Total interest bearing
  liabilities                      43,741   (12,463)  31,278   (2,548)     25,460      (7,399)    18,061   (1,525)
                                   ------   -------   ------   ------      ------      ------     ------   ------
Net interest earnings              40,240       428   40,668      287      27,719       5,003     32,722    1,415
                                   ======   =======   ======   ======      ======      ======     ======   ======

(1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts to the change in each.
(2)  There were no foreign loans outstanding.

SECURITIES PORTFOLIO
--------------------
The following table sets forth the aggregate book value of investment securities at the dates indicated.

                                                   December 31
                                         ------------------------------------
                                           1999         1998          1997
                                         ---------    ---------     ---------
                                               (in thousands of dollars)

Held-to-maturity securities:
U.S. Treasury                                    -        3,997             -
U.S. Government agencies and
  corporations                           1,322,109      564,599       471,928
States of the U.S. and political
  subdivisions                               5,292       80,777        71,654
Other securities                           431,982      727,729       666,489
                                         ---------    ---------     ---------
              Total                      1,759,383    1,377,102     1,210,071
                                         =========    =========     =========
Available-for-sale securities:
U.S. Treasury                               28,386       35,640        45,358
U.S. Government agencies and
  corporations                             235,624      322,658       207,920
States of the U.S. and political
  subdivisions                             123,516       83,893        79,872
Other securities                           166,402      335,424       114,948
                                         ---------    ---------     ---------
              Total                        553,928      777,615       448,098
                                         =========    =========     =========

The following table sets forth the maturities at December 31, 1999, and the weighted average yields of such securities, all of which are computed on a fully taxable-equivalent basis assuming a tax rate of 35%. Yields on available-for-sale securities are based on amortized cost.

                                                                                      Maturing
                                                 ---------------------------------------------------------------------------------
                                                   After 1 But        After 5 But                                     After
                                                  Within 1 Year     Within 5 Years       Within 10 Years            10 Years
                                                 ---------------   ----------------     ------------------     ------------------
                                                  Amount   Yield    Amount   Yield       Amount     Yield      Amount      Yield
                                                 -------   -----   -------   ------     --------   -------     -------     ------
                                                                             (in thousands of dollars)
Held-to-maturity securities:
U.S. Treasury                                          -                 -                      -                      -
U.S. Government agencies
 and corporations                                100,000    6.42%   60,188     6.60%      650,301        6.63%   511,620      6.53%
States of the U.S. and
 political subdivisions                                -               270     8.05         3,363        8.43      1,659      8.69
Other                                              2,312    6.38   252,630     6.58       155,579        7.04     21,461      7.83
                                                 -------           -------              ---------               --------
   Total                                         102,312    6.42%  313,088     6.59%      809,243        6.72%   534,740      6.59%
                                                 =======           =======              =========               ========
Available-for-sale securities:
U.S. Treasury                                      6,414    5.61%    21,972    6.15%            -                      -
U.S. Government agencies
 and corporations                                      5    6.69    17,704     7.51       147,456        7.49%    70,459      6.84%
 States of the U.S. and
 political subdivisions                           10,590    6.60    43,468     7.17        55,001        7.98     14,457      8.97
Other                                             64,376   11.15    38,974     7.84        63,052        7.08          -
                                                 -------           -------              ---------               --------
   Total                                          81,385   10.12%  122,118     7.25%      265,509        7.50%    84,916      7.20%
                                                 =======           =======              =========               ========

LOAN PORTFOLIO
--------------
The following table shows the Company's gross loan distribution at the end of the last five years.

                                                                                         December 31
                                                           -------------------------------------------------------------------------
                                                           1999               1998             1997            1996         1995
                                                           ----               ----             ----            ----         ----
                                                                                    (in thousands of dollars)
Commercial, financial,
  and agricultural                                       689,945            613,557          529,985         481,720      413,544
Real estate - construction                               283,033            273,968          269,078         190,796      138,096
Real estate - mortgage                                 1,625,374          1,250,698          856,157         668,878      572,871
Consumer(1)(2)                                         1,356,824          1,207,431        1,070,754       1,108,762      891,513
Lease financing                                           33,405             29,805           30,448          23,244       19,257
                                                       ---------          ---------        ---------       ---------    ---------
    Total                                              3,988,581          3,375,459        2,756,422       2,473,400    2,035,281
                                                       =========          =========        =========       =========    =========

(1) Included within "Consumer" loans are revolving lines of credit secured by home equities.
(2) The Company sold approximately $63 million or substantially all of its credit card receivables in fourth quarter 1997.

The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                  Maturing
                              Within     After 1 But       After
                              1 Year     Within 5 Yrs     5 Years      Total
                              -------    ------------     -------     -------
                                        (in thousands of dollars)
Commercial, financial,
  and agricultural            327,327      256,900        105,718     689,945
Real estate - construction    143,644       93,847         45,542     283,033
                              -------      -------        -------     -------
     Total                    470,971      350,747        151,260     972,978
                              =======      =======        =======     =======


The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and lease financing) due after one year classified, according to the sensitivity to changes in interest rates as of December 31, 1999.

                                          After 1 but       After
                                          Within 5 Yrs     5 Years
                                         --------------   ---------
                                         (in thousands of dollars)
Predetermined interest rate                 232,870        116,313
Floating or adjustable interest rates       117,877         34,947
                                            -------        -------
     Total                                  350,747        151,260
                                            =======        =======


DEPOSITS
--------

The following table sets out the average amount of deposits and the average rate paid on such deposits for the periods indicated. There were no material deposits by foreign depositors in domestic offices. There were no material deposits in foreign banking offices.

                                                                   Year Ended December 31
                                        ---------------------------------------------------------------------------
                                                 1999                       1998                       1997
                                        ----------------------      ---------------------      --------------------
                                          Amount        Rate         Amount        Rate         Amount       Rate
                                        ---------      -------      ---------     -------      ---------    -------
                                                                  (in thousands of dollars)
Non-interest bearing demand deposits      467,645           -         443,395          -         351,882        -
Interest bearing demand deposits          405,370        1.16%        348,036       1.16%        282,241     1.35%
Savings deposits                        1,282,826        3.63       1,202,325       3.93       1,075,530     4.07
Time deposits                           2,108,598        5.08       1,681,671       5.45       1,425,705     5.55
                                        ---------                   ---------                  ---------
     Total                              4,264,439                   3,675,427                  3,135,358
                                        =========                   =========                  =========

Summarized below are outstanding maturities of time deposits of $100,000 or more issued by domestic offices (which consist entirely of time certificates of deposit) at December 31, 1999 (in thousands of dollars):

Time remaining until maturity                             Amount
-----------------------------                            -------
3 months or less                                          787,866
Over 3 through 6 months                                   206,764
Over 6 through 12 months                                  246,285
Over 12 months                                             96,153
                                                        ---------
 Total                                                  1,337,068
                                                        =========

RETURN ON EQUITY AND ON TOTAL ASSETS
------------------------------------
The following table shows consolidated operating ratios for the Company for each of the last three years.

                                                     Year Ended December 31
                                                   -------------------------
                                                    1999      1998      1997
                                                   -----     -----     -----

Return on average total assets                      1.66%     1.64%     1.57%
Return on average equity*                          22.51%    22.07%    20.86%
Dividend payout percent**                          37.89%    38.55%    33.33%
Average equity to assets percent                    7.72%     7.52%     7.53%

*  exclusive of other comprehensive income adjustment.
** includes special 1998 dividend increase which accompanied the 2-for-1 stock split effective July 1, 1998.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report for capital ratios and discussion of minimum capital requirements.

SHORT-TERM BORROWINGS
---------------------

     The following table shows the distribution of the Company's short-term borrowings and the weighted average interest rates thereon at the end of the last three years. Also provided are the maximum amounts of borrowings and the average amounts of borrowings as well as weighted average interest rates for the reported years.

                                                                                         Year Ended December 31
                                                                               --------------------------------------
                                                                                  1999          1998            1997
                                                                                  ----          ----            ----
                                                                                      (in thousands of dollars)
Short-term borrowings:
  Balance at year-end                                                          883,038        599,378        432,256
  Weighted average interest rate payable at year-end                              4.65%          4.32%          5.04%
  Maximum amount outstanding at any month end
  Average outstanding balance                                                  883,038        599,378        540,622
    (total daily outstanding principal balance divided by 365)                 686,223        476,147        452,721
  Weighted average interest rate (related interest expense
    divided by the average outstanding balance)                                   4.55%          4.87%          5.09%

ITEM 2.  PROPERTIES.

     The Company's headquarters are located in leased space at One Commerce Square, Memphis, Tennessee. Also, occupying space at One Commerce Square is the Commerce Square Branch and the following subsidiaries: Commerce General Corporation; Commerce Capital Management, Inc.; National Commerce Bank Services; NBC Insurance Services and USI Alliance Corp.

       As of December 31, 1999, the corporation operated 79 traditional and in-store branches in Tennessee, 23 in North Carolina, 35 in Virginia, 2 in Mississippi, 11 in Georgia, 4 in Arkansas and 8 in West Virginia. Of the above locations, 18 traditional locations are owned; the remaining branches and all in-store branches are leased. There are 207 ATM locations in operation, with 162 in banking offices and 45 away from the offices. The Company does not own or lease any other properties that it considers materially important to its financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

           Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not Applicable.


ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers
     Name                  Age                         Office Held
     ----                  ---  ---------------------------------------------------------------------------------------
Thomas M. Garrott           62  Chairman of the Board, President, Chief Executive Officer and Director of the Company

Lewis E. Holland            57  Vice Chairman, Treasurer and Chief Financial Officer of the Company

William R. Reed, Jr.        53  Vice Chairman of the Company

Gary L. Lazarini            58  Executive Vice President of the Company and Chairman of NBC Capital Markets Group, Inc.

Mackie H. Gober             53  Executive Vice President of the Company

Tom W. Scott                56  President of Commerce General Corporation

David T. Popwell            40  Executive Vice President and Secretary

Of the foregoing officers, Messrs. Garrott, Holland, and Reed are also directors of the Company.

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

     Mr. Lazarini was elected Executive Vice President of the Company in March 2000. He was Executive Vice President of NBC until March 2000.

     Mr. Gober was elected Executive Vice President of the Company in January 1998 and was President of NBC from August 1995 until January 1998. He was Executive Vice President and Retail Credit Group Head of NBC from January 1992 until August 1995.

     Mr. Popwell was elected Executive Vice President of the Company in August 1998 and Secretary in October 1999. Prior to that time he was an attorney with Baker, Donelson, Bearman and Caldwell.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Market quotations for the Company's common stock and cash dividends per share, as restated to give retroactive recognition to all stock dividends and stock splits, are as follows:

                             Fourth     Third      Second     First
                             ------     ------     ------     ------
1999:
High                         $26.44     $23.88     $25.69     $24.38
Low                           21.50      20.50      21.88      17.56
Cash dividends                 .105        .09        .09        .09

1998:
High                         $19.06     $25.75     $23.38     $21.56
Low                           13.94      16.50      19.69      15.13
Cash dividends*                 .09        .08        .08        .07

* includes special dividend increase which accompanied the 2-for-1 stock split effective July 1, 1998.

The Company's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in the table were obtained from Nasdaq and represent the high and low closing sales prices. At March 10, 2000, there were approximately 4,000 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA.
           In Thousands of Dollars, Except Per Share and Ratio Data

                                             1999             1998              1997              1996             1995
                                          -----------      -----------       -----------       -----------      -----------
Net interest income                       $  236,538       $  202,896        $  171,907        $  143,535       $  125,887
Net income                                   107,234           88,020            72,454            59,886           50,848
Per common share data:*
  Basic earnings per share                      1.00              .85               .72               .59              .50
  Diluted earnings per share                     .99              .83               .69               .58              .49
  Cash dividends declared                       .375              .32               .23               .20              .18
  Book value                                    5.15             4.06              3.62              3.21             2.97
Total average equity                         498,546          398,735           347,383           307,910          282,406
Total average assets                       6,454,868        5,357,986         4,610,430         3,988,379        3,361,071
Average debt:
  Federal Home Loan
    Bank advances                            832,206          552,176           405,308           417,316          294,833
  Other borrowed funds
    and long term debt                         9,291          103,103           163,010            65,829           11,176
  Capital trust pass-
    through securities                        49,903           49,891            38,079                 -                -
Ratios:
  Average equity to average assets              7.72%            7.44%             7.53%             7.72%            8.40%
  Return on average equity                     21.51            22.07             20.86             19.45            18.09
  Return on average assets                      1.66             1.64              1.57              1.50             1.52

* After retroactive adjustment for all stock dividends and stock splits declared through December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 27 in the Registrant's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information appearing under the caption "Liquidity and Interest Rate Sensitivity Management" appearing on page 23 of the 1999 Annual Report to Shareholders is incorporated herein by reference (see Item 7, Management's Discussion and Analysis).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of independent auditors and consolidated financial statements on pages 28 through 46 in the Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

         Quarterly Results of Operations on page 46 of the Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Except for information contained in Item X above pertaining to executive officers of the Registrant, the information required by Item 10 is incorporated herein by reference from the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of Shareholders under the caption "Management of the Company".

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the caption "Compensation of Management" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the captions "Management of the Company and Other Information" and "Principal Shareholders" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions with Directors and Management" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                   PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2)
  and (c)    LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements and report of independent auditors of National Commerce Bancorporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

     Consolidated Balance Sheets--December 31, 1999 and 1998

     Consolidated Statements of Income--Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements--December 31, 1999

     Report of Independent Auditors

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

     4.1 Specimen Stock Certificate filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-6094) and incorporated herein by reference.

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

     10.7 Employment Agreement dated as of July 1, 1994, by and between National Bank of Commerce and Lewis E. Holland, filed as Exhibit
                10.14 to the Registrant's Form 10-K for the year ended December 31, 1984 (File No. 0-6094) and incorporated herein by reference.

     10.8 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and William R. Reed, Jr., filed as
                Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.9 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Thomas M. Garrott, filed as
                Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.10 Second Amendment to Amended and Restated Agreement Respecting Employment dated December 17, 1999 by and between National Commerce Bancorporation and Thomas M. Garrott.

     10.11 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Gary L. Lazarini, filed as Exhibit
                10.10 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.12 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Mackie H. Gober, filed as Exhibit
                10.11 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.13 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce and Lewis E. Holland, filed as Exhibit
                10.12 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.14 Employment Agreement dated as of August 17, 1998, by and between National Commerce Bancorporation, National Bank of Commerce and David T. Popwell, filed as Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.15 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094) and incorporated herein by reference.

     10.16 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders and incorporated herein by reference.

     10.17 1994 Stock Plan as Amended and Restated Effective as of November 1, 1996, filed as Exhibit A to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders and incorporated herein by reference.

     10.18 Amendment Number One National Commerce Bancorporation 1994 Stock Plan, as Amended and Restated Effective as of November 1, 1996, filed as Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     10.19      Resolution authorizing Pension Restoration Plan, filed as
                Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094) and incorporated herein by reference.

     10.20 National Commerce Bancorporation Deferred Compensation Plan effective January 1, 1999, filed as Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094) and incorporated herein by reference.

     13         Registrant's 1999 Annual Report to Shareholders.

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

March 9, 2000                         /s/ Thomas M. Garrott
--------------                        ----------------------------
Dated                                 Thomas M. Garrott
                                      Chairman of the Board
                                      (Principal Executive Officer)

March 9, 2000                         /s/ Lewis E. Holland
--------------                        ----------------------------
Dated                                 Lewis E. Holland
                                      Vice Chairman, Treasurer, and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

March 9, 2000                          /s/ Mark A. Wendel
--------------                         ----------------------------
Dated                                  Mark A. Wendel
                                       Senior Vice President and Chief
                                       Accounting Officer
                                       (Principal Accounting Officer)

                                       /s/ G. Mark Thompsom
-----------------------------          ----------------------------
Director                               Director

/s/ Bruce E. Campbell, Jr.             /s/ William R. Reed, Jr.
-----------------------------          ----------------------------
Director                               Director

James H. Daughdrill, Jr.               /s/ J. Brad Reed
-----------------------------          ----------------------------
Director                               Director

/s/ W. Neely Mallory, Jr.              /s/ James E. McGehee, Jr.
-----------------------------          ----------------------------
Director                               Director

/s/ Thomas C. Farnsworth, Jr.          /s/ R. Grattan Brown, Jr.
-----------------------------          ----------------------------
Director                               Director

/s/ Lewis E. Holland
-----------------------------
Director

/s/ Frank G. Barton, Jr.
-----------------------------
Director

/s/ Phillip H. McNeill, Sr.
-----------------------------
Director                               Dated:   March 9, 2000
                                                --------------

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

4.1 Specimen Stock Certificate filed as Exhibit 4.1 to the Registrant's Form 10-Q for the year ended June 30, 1999 (File No. 0-6094).

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

10.8 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and William R. Reed, Jr. filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.9 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Thomas M. Garrott filed as Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.10 Second Amendment to Amended and Restated Agreement Respecting Employment dated December 17, 1999 by and between National Commerce Bancorporation and Thomas M. Garrott.

10.11 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Gary L. Lazarini filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.12 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Mackie H. Gober filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.13 First Amendment to Agreement Respecting Employment dated July 27, 1998 by and between National Commerce Bancorporation, National Bank of Commerce, and Lewis E. Holland filed as Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.14 Employment Agreement dated as of August 17, 1998, by and between National Commerce Bancorporation, National Bank of Commerce and David
         T. Popwell filed as Exhibit 10.13 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.15 Bonus Incentive Plan, filed as Exhibit 10c(1) to the Registrant's Form 10-K for the year ended December 31, 1980 (File No. 0-6094).

10.16 1990 Stock Plan, filed as Exhibit A to the Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders.

10.17 1994 Stock Plan as Amended and Restated Effective November 1, 1996, filed as Exhibit A to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

10.18 Amendment Number One National Commerce Bancorporation 1994 Stock Plan, as Amended and Restated Effective as of November 1, 1996 filed as
         Exhibit 10.17 to the Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

10.19 Resolution authorizing Pension Restoration Plan, filed as Exhibit 10(c)(7) to the Registrant's Form 10-K for the year ended December 31, 1986 (File No. 0-6094).

10.20 National Commerce Bancorporation Deferred Compensation Plan effective January 1, 1999 filed as Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1998 (File No. 0-6094).

13       Registrant's 1999 Annual Report to Shareholders.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

27       Financial Data Schedule