Form 10-Q
period 2000-03-31
NATIONAL COMMERCE BANCORPORATION
filed 2000-05-11
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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

    Common Stock, $2 par value -- 108,071,836 shares as of May 1, 2000

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------
                       NATIONAL COMMERCE BANCORPORATION
                          Consolidated Balance Sheets
                       --------------------------------
                                (In Thousands)

                                                    March 31      Dec. 31
                                                         2000         1999
                                                   ----------   ----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $   32,784   $   21,156
     Cash and non-interest bearing deposits           190,375      179,082
     Federal funds sold and securities
      purchased under agreements to resell             80,999       61,058
                                                   ----------   ----------
      Total cash and cash equivalents                 304,158      261,296
                                                   ----------   ----------
Securities:
    Available-for-sale                                624,389      553,928
    Held-to-maturity                                1,907,970    1,759,383
                                                   ----------   ----------
      Total securities                              2,532,359    2,313,311
                                                   ----------   ----------
Trading account securities                             28,754       30,294
Loans, net of unearned discounts                    4,066,030    3,985,789
    Less allowance for loan losses                     59,090       59,597
                                                   ----------   ----------
      Net loans                                     4,006,940    3,926,192
                                                   ----------   ----------
Premises and equipment, net                            47,093       47,830
Broker/dealer customer receivables                     29,381       25,047
Other assets                                          231,335      202,203
                                                   ----------   ----------
    Total assets                                   $7,180,020   $6,806,173
                                                   ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Liabilities:
Deposits:
    Non-interest bearing deposits                  $  458,744   $  454,146
    Interest-bearing deposits                       4,137,397    4,041,754
                                                   ----------   ----------
    Total deposits                                  4,596,141    4,495,900
Short-term borrowings                                 805,837      883,038
Accounts payable and accrued liabilities              122,702       99,241
Federal Home Loan Bank advances                     1,035,635      714,335
Long-term debt                                          6,372        6,372
                                                   ----------   ----------
      Total liabilities                             6,566,687    6,198,886
                                                   ----------   ----------
Capital trust pass-through securities                  49,912       49,909
Stockholders' equity:
Common stock                                          216,212      216,446
Additional paid-in capital                             85,106       90,230
Retained earnings                                     271,699      253,940
Accumulated other comprehensive loss                   (9,596)      (3,238)
                                                   ----------   ----------
      Total stockholders' equity                      563,421      557,378
      Total liabilities and                        ---------    ---------
        stockholders' equity                       $7,180,020   $6,806,173
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

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                        For the three months
                                            ended March 31
                                          ------------------
                                            2000      1999
                                          --------  --------
Interest income:
Loans                                     $ 86,324  $ 71,488
Securities:
   Taxable                                  38,300    32,732
   Non-taxable                               3,027     3,155
Trading account securities                     476       649
Deposits at banks                              259       349
Other                                        1,489       856
                                          --------  --------
   Total interest income                   129,875   109,229
                                          --------  --------
Interest expense:
Deposits                                    45,854    36,799
Federal Home Loan Bank advances             12,050     8,967
Long-term debt                                  92        90
Federal funds purchased and securities
  sold under agreements to repurchase       11,106     7,998
                                          --------  --------
   Total interest expense                   69,102    53,854
                                          --------  --------
   Net interest income                      60,773    55,375
Provision for loan losses                    2,178     2,539
                                          --------  --------
   Net interest income after
   provision for loan losses                58,595    52,836
                                          --------  --------
Other income:
Trust service income                         2,363     2,575
Service charges on deposits                  6,385     4,914
Other service charges and fees               5,922     4,826
Broker/dealer revenue                        4,398     5,431
Securities gains                                 1         2
Other                                        5,170     3,847
                                          --------  --------
   Total other income                       24,239    21,595
                                          --------  --------
Other expenses:
Salaries and employee benefits              19,695    19,168
Occupancy expense                            3,478     3,364
Furniture and equipment expense              1,914     1,767
Other                                       14,880    13,306
                                          --------  --------
   Total other expenses                     39,967    37,605
                                          --------  --------
Income before income taxes                  42,867    36,826
Income taxes                                13,751    11,937
                                          --------  --------
Net income                                $ 29,116  $ 24,889
                                          ========  ========

Net income per share - basic                  $.27      $.24
Net income per share - diluted                $.27      $.23
Dividends per share of common stock          $.105      $.09

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                (In Thousands)


                                                                      For the Three Months
                                                                       Ended      March 31
                                                                     ----------  -----------
                                                                        2000         1999
                                                                     ---------    ---------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                        $  29,116    $  24,889
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                                           2,182        2,539
     Depreciation and amortization                                       2,368        4,544
     Amortization of security premiums and accretion
       of discounts, net                                                  (149)          80
     Realized securities (gains) losses                                     (1)          (2)
     Deferred income taxes (benefit)                                    (3,843)         868
     Change in assets and liabilities:
     (Increase) decrease in trading account securities                   1,540       22,161
     (Increase) decrease in broker/dealer customer receivables          (4,334)     (39,661)
     (Increase) decrease in other assets                               (25,743)      (3,652)
     Increase (decrease) in accounts payable and accrued expenses       22,013       34,011
                                                                     ---------    ---------
Net cash provided by (used in) operating activities                     23,149       45,777
                                                                     ---------    ---------
Investing activities:
     Proceeds from the maturities of securities                         14,190      109,498
     Proceeds from sales of securities                                       0        1,168
     Purchases of securities                                          (237,026)    (311,343)
     Net (increase) decrease in loans                                  (82,927)     (23,974)
     Purchase of premises and equipment                                 (1,177)      (7,387)
                                                                     ---------    ---------
Net cash provided by (used in) investing activities                   (306,940)    (232,038)
                                                                     ---------    ---------
Financing activities:
   Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                                 (30,007)    (102,394)
   Net increase (decrease) in certificates of deposit                  130,248       89,682
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                    (77,201)     127,926
   Increase (decrease) in Federal Home Loan Bank advances              321,300       46,063
   Proceeds from exercise of stock options                               1,649        1,619
   Issuance of common stock and other                                      696          638
   Repurchases of common stock                                          (8,671)      (4,645)
   Cash dividends paid                                                 (11,361)      (9,128)
                                                                     ---------    ---------
Net cash provided by (used in) financing activities                    326,653      149,761
                                                                     ---------    ---------
Increase (decrease) in cash and cash equivalents                        42,862      (36,500)
Cash and cash equivalents at beginning of period                       261,296      335,862
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $ 304,158    $ 299,362
                                                                     =========    =========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                March 31, 2000
                               ----------------
                                  (Unaudited)
                                   ---------
Note A - Basis of Presentation
------------------------------
    The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. These acquisitions, which were accounted for using the pooling-of-interests method, are incorporated into reported results. For comparative purposes, all prior period results are restated to include these acquisitions.


Note B - Segment Information
----------------------------
    The Company operates three principal lines of business. The commercial banking segment includes lending and related financial services to large-and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset based lending and residential construction.

    The retail banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgages, home equity lending, automobile and other personal financing needs. Retail banking also offers various deposit products that are designed for customers' saving and transaction needs.

    The financial services segment includes balance sheet management activities including oversight of the investment portfolio, non-deposit based funding, interest rate risk management, income from transaction processing, in-store consulting/licensing and specialty leasing.

    The accounting policies of the individual segments are the same as those of the Company described in Note A. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations.

    Each segment's balance sheet is adjusted to reflect its net funding position. Assets are increased if excess funds are provided; liabilities are increased if funds are needed to support assets. Each segment's net interest income is affected by the internal transfer rate assigned to its net funding position, which rate is equivalent to the Company's average external cost of funds. Interest income for tax-exempt loans and securities is adjusted to a taxable equivalent basis.

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

Quarter Ended March 31, 2000:

                                           Commercial       Retail    Financial
                                              Banking      Banking     Services        Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                    $   13,622   $   27,222   $   23,975   $   64,819
    Provision for loan losses                    (190)      (1,925)         (63)      (2,178)
                                           ----------   ----------   ----------   ----------
    Net interest income after provision        13,432       25,297       23,912       62,641
    Non-interest income                           732        2,880       20,627       24,239
    Non-interest expense                       (3,274)     (10,544)     (26,149)     (39,967)
                                           ----------   ----------   ----------   ----------
    Net income before taxes                    10,890       17,633       18,390       46,913
    Income taxes                               (4,131)      (6,689)      (6,977)     (17,797)
                                           ----------   ----------   ----------   ----------
    Net income                             $    6,759   $   10,944   $   11,413   $   29,116
                                           ==========   ==========   ==========   ==========
    Average assets                         $1,052,699   $3,255,547   $2,767,304   $7,075,550


    Quarter Ended March 31, 1999:

                                           Commercial       Retail    Financial
                                              Banking      Banking     Services        Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                    $   15,154   $   32,030   $   11,533   $   58,717
    Provision for loan losses                    (911)      (1,585)         (43)      (2,539)
                                           ----------   ----------   ----------   ----------
    Net interest income after provision        14,243       30,445       11,490       56,178
    Non-interest income                           638        4,341       16,616       21,595
    Non-interest expense                       (3,676)     (20,427)     (13,502)     (37,605)
                                           ----------   ----------   ----------   ----------
    Net income before taxes                    11,205       14,359       14,604       40,168
    Income taxes                               (4,262)      (5,462)      (5,555)     (15,279)
                                           ----------   ----------   ----------   ----------
    Net income                             $    6,943   $    8,897   $    9,049   $   24,889
                                           ==========   ==========   ==========   ==========
    Average assets                         $1,009,242   $2,645,227   $2,496,975   $6,151,444

Note C - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended
                                              ------------------
                                                    March 31
                                                    --------
     In Thousands, Except Per Share Data            2000      1999
                                                --------  --------
     Numerator:
     Net income                                 $ 29,116  $ 24,889
                                                ========  ========
     Denominator:
     Denominator for basic earnings
       per share - weighted average shares       108,277   104,479
     Dilutive potential common shares -
       Employee stock options                      1,468     2,118
                                                --------  --------
     Denominator for diluted earnings
       per share - adjusted weighted average
       and assumed conversions                   109,745   106,597
                                                ========  ========
     Basic earnings per share                   $    .27  $    .24
     Diluted earnings per share                 $    .27  $    .23


Note D - Comprehensive Income
-----------------------------
    During the first quarter of 2000 and 1999, total comprehensive income amounted to $22,758 and $23,461, respectively.

Note E - Pending Acquisitions
-----------------------------
    The Company and CCB Financial Corporation announced March 20 a definitive merger of equals agreement. The transaction will be accounted for as a pooling of interests. The combined company, which will retain the name National Commerce Bancorporation, will be headquartered in Memphis, Tennessee, with its operations headquarters in Durham, North Carolina. The combined company will have assets of approximately $15 billion. The merger, which has been unanimously approved by the boards of directors of both companies, is conditioned upon standard regulatory and shareholder approvals and is expected to close in the third quarter of 2000.

    NCBC completed its acquisition of Piedmont Bancorp., Inc., the holding company of Hillsborough Savings Bank, Inc. SSB during April 2000. Hillsborough Savings Bank is a $147 million-asset bank. The transaction will be accounted for as an immaterial pooling of interests.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. These acquisitions, which were accounted for using the pooling-of-interests method, are incorporated into reported results. For comparative purposes, all prior period results are restated to include these acquisitions. All per share data is adjusted to reflect all stock dividends and stock splits declared.

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

Financial Condition
-------------------
    Following is a comparison of the March 31, 2000 and December 31, 1999 consolidated balance sheets.

    In the asset section, total loans, net of unearned discounts increased by $80.2 million or 2.0% compared to December 31, 1999 levels. Commercial loans decreased by $9.8 million or 1.4%. Real estate construction loans increased by $18.2 million or 6.4% reflecting current demand. Real estate mortgage loans increased by $67.0 million or 4.1% and consumer loans increased $3.2 million or
 .2%, reflecting lower interest rates and the competitive refinancing environment.

    Securities increased by $219 million or 9.5% from year-end 1999. Securities held to maturity increased by $148.6 million or 8.4%, and securities available for sale increased $70.5 million or 12.7%, reflecting current portfolio investment strategies, and current market conditions.

    Federal funds sold and securities purchased under agreements to resell increased by $19.9 million or 32.7% from December 31, 1999 levels, reflecting excess funds that otherwise were not employed in loans or securities at March 31, 2000.

    Trading account securities decreased by $1.5 million or 5.1% from year-end 1999 levels. This decrease reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

    Broker/dealer customer receivables increased $4.3 million or 17.3%.

    In the liability section, total deposits increased by $100.2 million or 2.2%, principally as a result of a $111.2 million or an 8.3% increase to certificates of deposit greater than $100,000 and a $19.1 million or 1.9% increase to certificate of deposit less than $100,000 which were partially offset by a $46.3 million or 4.0% decrease in money market savings accounts.

    Federal funds purchased and securities sold under agreements to repurchase decreased $77.2 million or 8.7% from year-end 1999 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $321 million or 45.0% from December 31, 1999. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.


Results of Operations
---------------------
Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

    Net income was $29,116,000 for the first quarter of 2000, a 17.0% increase over the $24,889,000 reported for the same period a year earlier. Diluted earnings per share were $.27, compared to $.23 per share in 1999, up 17.4%. Basic earnings per share were $.27, compared to $.24 per share in 1999, up 12.5%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $6,102,000 or 10.4% for the first quarter of 2000. This increase reflects a $21,350,000 or 19.0% increase in total interest income that more than offsets a $15,248,000 or 28.3% increase in interest expense. Interest income increased in 2000 due to an increase of $894,814,000 or 15.6% in total average earning assets and an increase in the yield on average earning assets from 7.94% to 8.11%. The increased volume of earning assets raised interest income by approximately $17,524,000, while the increased yield raised interest income by approximately $3,826,000. Interest expense increased in the first quarter of 2000, reflecting an increase in average interest-bearing liabilities of $829,911,000 or 16.4%, and an increase in the cost of interest-bearing liabilities from 4.31% to 4.71% caused generally by a rising interest rate environment. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $6,434,000 and the increase in average outstandings raised interest expense by approximately $8,814,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.92% in first quarter 2000, compared to 4.14% in first quarter of 1999.

    The provision for loan losses in the first quarter of 2000 was $2,178,000, versus $2,539,000 for the first quarter of 1999. Net charge-offs were $2,685,000, or .27% of average loans compared to $2,039,000 or .24% of average loans in 1999. The allowance for loan losses totaled $59,090,000 at March 31, 2000, representing 1.45% of quarter-end net loans compared to $59,597,000 at March 31, 1999, representing 1.50% of quarter-end net loans.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 1999, December 31, 1998, and March 31, 1998 (dollars in thousands):



                                            3-31-00    12-31-99    3-31-99
                                           --------   ---------   --------
Non-accrual loans                          $  1,207   $       0   $    182
Renegotiated loans                                0           0          0
Other real estate                               220         271      1,200
                                           --------   ---------   --------
Total non-earning assets                   $  1,427   $     271   $  1,382
                                           ========   =========   ========
Accruing loans past due 90 days or more    $  5,037   $   5,470   $  4,315
Percentage of total loans                       .12%        .14%       .13%

    Non-interest income, excluding securities transactions, totaled $24,239,000 for the quarter, an increase of $2,644,000, or 12.2%, from last year's first quarter. The Company's broker/dealer revenue decreased $1,033,000 versus first quarter 1999, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $3,678,000 or 22.8%. Securities gains totaled $1,000 in first quarter 2000, compared to securities gains of $2,000 in 1999.

    Non-interest expenses (excluding the provision for loan losses) increased by $2,362,000 or 6.3% in first quarter, 2000, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's annualized return on average assets and return on average equity were 1.65% and 20.60% respectively, for first quarter of 2000. These compared with 1999 first quarter returns of 1.62% and 22.80%, respectively.


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

    Total realized stockholders' equity increased by $6,043,000 from December 31, 1999. Retained earnings accounted for the majority of the increase. Through March 31, 2000, 8.9 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997, and December, 1999.

    The following capital ratios do not include the effect of FAS No. 115 and FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at March 31, 1999.

                                             3-31-00    12-31-99   3-31-99
                                             -------    --------   -------

Total capital to risk-weighted assets         13.80%      13.75%    13.01%
Tier I capital to risk-weighted assets        12.57%      12.50%    11.76%
Tier I capital to assets (leverage ratio)      8.52%       8.86%     7.77%


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
    No significant changes since December 31, 1999. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II.  OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K
    ---------------------------------
       a.  Exhibits
           27.  Financial Data Schedule
       b.  Reports on Form 8-K

         A current report on Form 8-K dated March 27, 2000 was filed under Item 5 Other Events discussing the proposed merger with CCB Financial Corporation. Exhibits to the Form 8-K included the 1999 audited financial statements of CCB Financial Corporation and the 1999 unaudited proforma combined condensed financial information as required by Regulation S-X.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)

                               By  /s/ Lewis E. Holland
                                   --------------------------------------
                                   Lewis E. Holland
                                   Vice Chairman, Treasurer and
                                         Chief Financial Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  May 9, 2000
     ------------