Form 10-Q
period 2000-06-30
NATIONAL COMMERCE BANCORPORATION
filed 2000-08-11
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

      Common Stock, $2 par value -- 111,059,797 shares as of August 1, 2000

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                        NATIONAL COMMERCE BANCORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                         June 30              Dec. 31
                                                           2000                1999
                                                       -----------         ------------
                                                       (unaudited)
           ASSETS
Cash and cash equivalents:
     Interest-bearing deposits with other banks        $    36,342         $    23,051
     Cash and non-interest bearing deposits                207,840             181,999
     Federal funds sold and securities
       purchased under agreements to resell                 34,550              61,058
                                                       -----------         -----------
         Total cash and cash equivalents                   278,732             266,108
                                                       -----------         -----------
Securities:
       Available-for-sale                                  656,163             578,528
       Held-to-maturity                                  1,926,151           1,763,752
                                                       -----------         -----------
         Total securities                                2,582,314           2,342,080
                                                       -----------         -----------
Trading account securities                                  37,660              30,294
Loans, net of unearned discounts                         4,266,967           4,095,465
       Less allowance for loan losses                       62,064              62,555
                                                       -----------         -----------
         Net loans                                       4,204,903           4,032,910
                                                       -----------         -----------
Premises and equipment, net                                 51,431              51,055
Broker/dealer customer receivables                          26,274              25,047
Other assets                                               257,574             204,414
                                                       -----------         -----------
       Total assets                                    $ 7,438,888         $ 6,951,908
                                                       ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Non-interest bearing deposits                      $   511,963         $   458,326
    Interest-bearing deposits                            4,233,425           4,147,054
                                                       -----------         -----------
    Total deposits                                       4,745,388           4,605,380
Short-term borrowings                                    1,175,354             883,038
Accounts payable and accrued liabilities                   119,600             102,288
Federal Home Loan Bank advances                            754,927             732,886
Long-term debt                                               6,372               6,372
                                                       -----------         -----------
       Total liabilities                                 6,801,641           6,329,964
                                                       -----------         -----------
Capital trust pass-through securities                       49,915              49,909
Stockholders' equity:
Common stock                                               218,621             219,474
Additional paid-in capital                                  78,958             108,783
Retained earnings                                          301,949             247,728
Accumulated other comprehensive loss                       (12,196)             (3,950)
                                                       -----------         -----------
        Total stockholders' equity                         587,332             572,035
                                                       -----------         -----------
        Total liabilities and
          stockholders' equity                         $ 7,438,888         $ 6,951,908
                                                       ===========         ===========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In Thousands, Except per Share Data)

                                                      For the three months                For the six months
                                                          ended June 30                      ended June 30
                                                    --------------------------         --------------------------
                                                       2000              1999             2000              1999
                                                       ----              ----             ----              ----
Interest income:
Loans                                               $  92,892        $  75,861         $ 181,597        $ 149,556
Securities:
   Taxable                                             40,296           34,434            78,993           67,402
   Non-taxable                                          3,427            3,139             6,510            6,371
Trading account securities                                520              632               996            1,281
Deposits at bank                                          400              340               680              710
Other                                                     495            1,140             1,984            1,996
                                                    ---------        ---------         ---------        ---------
   Total interest income                              138,030          115,546           270,760          227,316
                                                    ---------        ---------         ---------        ---------
Interest expense:
Deposits                                               49,743           38,905            96,816           76,677
Federal Home Loan Bank advances                        12,636            9,801            24,985           19,050
Long-term debt                                             92               91               184              181
Federal funds purchased and securities
  sold under agreements to repurchase
  and other short-term borrowings                      15,538            8,098            26,644           16,096
                                                    ---------        ---------         ---------        ---------
   Total interest expense                              78,009           56,895           148,629          112,004
                                                    ---------        ---------         ---------        ---------
   Net interest income                                 60,021           58,651           122,131          115,312
Provision for loan losses                               2,030            3,988             4,217            6,530
                                                    ---------        ---------         ---------        ---------
   Net interest income after
   provision for loan losses                           57,991           54,663           117,914          108,782
                                                    ---------        ---------         ---------        ---------
Other income:
Trust service income                                    2,344            2,662             4,707            5,237
Service charges on deposits                             7,388            5,133            13,843           10,110
Other service charges and fees                          6,966            5,427            12,888           10,253
Broker/dealer revenue                                   3,301            4,892             7,699           10,323
Securities gains (losses)                                 249           (2,135)              327           (2,116)
Other                                                   5,909            8,592            11,104           12,449
                                                    ---------        ---------         ---------        ---------
   Total other income                                  26,157           24,571            50,568           46,256
                                                    ---------        ---------         ---------        ---------
Other expenses:
Salaries and employee benefits                         19,392           19,844            39,643           39,504
Occupancy expense                                       3,834            3,436             7,364            6,839
Furniture and equipment expense                         2,068            2,001             4,047            3,818
Other                                                  15,470           15,619            30,715           29,203
                                                    ---------        ---------         ---------        ---------
   Total other expenses                                40,764           40,900            81,769           79,364
                                                    ---------        ---------         ---------        ---------
Income before income taxes                             43,384           38,334            86,713           75,674
Income taxes                                           13,844           12,607            27,744           24,722
                                                    ---------        ---------         ---------        ---------
Net income                                          $  29,540        $  25,727         $  58,969        $  50,952
                                                    =========        =========         =========        =========

Basic net income per share of common stock          $     .27        $     .24         $     .54        $     .48
Diluted net income per share of common stock        $     .27        $     .23         $     .53        $     .47
Dividends per share of common stock                 $    .105        $     .09         $     .21        $     .18


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the Six Months
                                                                                  Ended June 30
                                                                           ---------------------------
                                                                             2000               1999
                                                                             ----               ----
                                                                                 (In Thousands)
Operating activities:
     Net income                                                            $  58,969         $  50,952
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                               4,217             6,530
       Provision for depreciation and amortization                             4,536             5,852
       Amortization of security premiums and accretion
         of discounts, net                                                      (345)              201
       Deferred income taxes (credit)                                         (4,443)              615
       (Increase) decrease in trading account securities                      (7,366)          (19,929)
       Realized securities (gains) losses                                       (327)            2,116
       (Increase) decrease in broker/dealer customer receivables              (1,227)          (34,586)
       (Increase) decrease in other assets                                   (49,614)          (26,104)
       Increase (decrease) in accounts payable and accrued expenses           16,035            97,853
                                                                           ---------         ---------
Net cash provided by (used in) operating activities                           20,435            83,500
                                                                           ---------         ---------
Investing activities:
       Proceeds from the maturities of securities                             34,068           168,949
       Proceeds from sales of securities                                           0            63,828
       Purchases of securities                                              (278,982)         (514,821)
       Net (increase) decrease in loans                                     (176,210)         (247,103)
       Purchase of premises and equipment                                     (4,009)           (8,555)
                                                                           ---------         ---------
Net cash provided by (used in) investing activities                         (425,133)         (537,702)
                                                                           ---------         ---------
Financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                                     (73,052)         (180,655)
     Net increase (decrease) in certificates of deposit                      213,060           344,037
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                        292,316           111,731
     Increase (decrease) in Federal Home Loan Bank advances                   22,041            46,492
     Proceeds from exercise of stock options                                   2,182             1,690
     Issuance of common stock                                                    776            81,626
     Repurchases of common stock                                             (17,167)          (10,726)
     Cash dividends paid                                                     (22,834)          (19,478)
                                                                           ---------         ---------
Net cash provided by (used in) financing activities                          417,322           374,717
                                                                           ---------         ---------
Increase (decrease) in cash and cash equivalents                              12,624           (79,485)
Cash and cash equivalents at beginning of period                             266,108           338,787
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $ 278,732         $ 259,302
                                                                           =========         =========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)
Note A - Basis of Presentation

         The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. During first quarter, 2000, the Company acquired Piedmont Bancorp, Inc. of Hillsborough, North Carolina. These acquisitions, which were accounted for using the pooling-of-interest method, are incorporated into reported results. For comparative purposes, all prior year results are restated to include these acquisitions. Reported results do not include the results of CCB Financial Corporation, with whom the Company merged on July 5, 2000 in a merger of equals transaction accounted for using the pooling-of-interests method, and the results of FMT Holdings, Inc. which the Company acquired by merger on July 27, 2000 in a transaction accounted for using the pooling-of-interests method.


Note B - Segment Information

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

         The other financial services segment includes investment management, non-deposit based funding, interest rate risk management, transaction processing, in-store consulting/licensing, securities brokerage and specialty leasing.

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

         Quarter Ended June 30, 2000:
                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    14,419      $    25,762      $    24,001      $    64,182
         Provision for loan losses                      (552)          (1,231)            (247)          (2,030)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          13,867           24,531           23,754           62,152
         Non-interest income                             823            4,022           21,312           26,157
         Non-interest expense                         (4,199)         (12,968)         (23,597)         (40,764)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      10,491           15,585           21,469           47,545
         Income taxes                                 (3,973)          (5,901)          (8,131)         (18,005)
                                                 -----------      -----------      -----------      -----------
         Net income                              $     6,518      $     9,684      $    13,338      $    29,540
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,069,039      $ 3,458,437      $ 2,844,274      $ 7,371,750


         Quarter Ended June 30, 1999:
                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    13,343      $    33,773      $    14,891      $    62,007
         Provision for loan losses                       245           (4,094)            (139)          (3,988)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          13,588           29,679           14,752           58,019
         Non-interest income                           1,310            5,583           17,678           24,571
         Non-interest expense                         (4,431)         (19,436)         (17,033)         (40,900)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      10,467           15,826           15,397           41,690
         Income taxes                                 (4,009)          (6,059)          (5,895)         (15,963)
                                                 -----------      -----------      -----------      -----------
         Net income                              $     6,458      $     9,767      $     9,502      $    25,727
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,109,230      $ 2,702,509      $ 2,669,160      $ 6,480,899



         Six Months Ended June 30, 2000:
                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    29,378      $    52,984      $    48,029      $   130,391
         Provision for loan losses                      (751)          (3,156)            (310)          (4,217)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          28,627           49,828           47,719          126,174
         Non-interest income                           1,727            6,902           41,939           50,568
         Non-interest expense                         (8,511)         (23,512)         (49,746)         (81,769)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      21,843           33,218           39,912           94,973
         Income taxes                                 (8,281)         (12,593)         (15,130)         (36,004)
                                                 -----------      -----------      -----------      -----------
         Net income                              $    13,562      $    20,625      $    24,782      $    58,969
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,060,695      $ 3,416,519      $ 2,820,630      $ 7,297,844


         Six Months Ended June 30, 1999:

                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    29,179      $    65,767      $    27,106      $   122,052
         Provision for loan losses                      (641)          (5,653)            (236)          (6,530)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          28,538           60,114           26,870          115,522
         Non-interest income                           2,070            9,770           34,416           46,256
         Non-interest expense                         (8,604)         (39,729)         (31,031)         (79,364)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      22,004           30,155           30,255           82,414
         Income taxes                                 (8,400)         (11,512)         (11,550)         (31,462)
                                                 -----------      -----------      -----------      -----------
         Net income                              $    13,604      $    18,643      $    18,705      $    50,952
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,054,321      $ 2,647,601      $ 2,614,253      $ 6,316,175



Note C - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended         Six Months Ended
                                                         June 30                  June 30
                                                  ---------------------     ---------------------
         In Thousands, Except Per Share Data        2000         1999         2000         1999
                                                  --------     --------     --------     --------
         Numerator:
         Net income                               $ 29,540     $ 25,727     $ 58,969     $ 50,952
                                                  ========     ========     ========     ========
         Denominator:
         Denominator for basic earnings per
           share - weighted average shares         109,425      107,477      109,608      106,739

         Dilutive potential common shares -
           Employee stock options                    1,300        2,256        1,389        2,187
                                                  --------     --------     --------     --------
         Denominator for diluted earnings per
           share - adjusted weighted average
           and assumed conversions                 110,725      109,733      110,997      108,926
                                                  ========     ========     ========     ========

         Basic earnings per share                 $    .27     $    .24     $    .54     $    .48
         Diluted earnings per share               $    .27     $    .24     $    .53     $    .47

Note D - Comprehensive Income

         During the second quarter of 2000 and 1999, total comprehensive income amounted to $26,940,000 and $25,932,000 respectively. The year-to-date total comprehensive income for 2000 and 1999 was $50,723,000 and $48,962,000 respectively.


Note E - Business Combination with CCB Financial Corporation

         On July 5, 2000, the Company consummated a merger with CCB Financial Corporation. After consummation of the strategic merger of equals with CCB, the Company now has approximately $16 billion in assets and approximately 400 branch banking offices and 220 ATMS in 9 southeastern states.

         The following unaudited pro forma data summarizes the three-month and six-month combined results of operations of the Company and CCB as if the merger had been effective for all periods presented.

         The pro-forma data does not reflect any impact of expected merger related charges or any related cost savings resulting from the merger.

                                                For the three                           For the six
                                                 months ended                           months ended
                                                   June 30                                June 30
                                        -------------------------------        -------------------------------
                                           2000                1999               2000                1999
                                        -----------         -----------        -----------         -----------
         Net interest income            $   143,933         $   142,376        $   287,558         $   279,895

         Net income                     $    61,342         $    77,812        $   123,949         $   136,790

         Basic net income per share     $       .30         $       .38        $       .60         $       .67

         Diluted - operating EPS        $       .32         $       .27        $       .62         $       .56
         Non-recurring items                   (.02)(b)             .10(a)            (.02)(b)             .10(a)
                                        -----------         -----------        -----------         -----------
         Diluted - reported EPS         $       .30         $       .37        $       .60         $       .66
                                        ===========         ===========        ===========         ===========

         (a) represents CCB's sale of credit card receivables
         (b) represents one-time charges related to acquisitions

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. During second quarter, 2000, the Company acquired Piedmont Bancorp, Inc. of Hillsborough, North Carolina. These acquisitions, which were accounted for using the pooling-of-interest method, are incorporated into reported results. For comparative purposes, all prior year results are restated to include these acquisitions. All per share data is adjusted to reflect all stock dividends and stock splits declared. On July 5, 2000, the Company merged with CCB Financial Corporation, with the Company as the surviving entity. Because the merger occurred after June 30, 2000, the historical financial statements included in this report do not give effect to the merger, nor does this discussion give effect to the merger.

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Quarterly Report on Form 10-Q that are not historical facts or that express expectations or projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, difficulty in integrating the operations of the Company and CCB Financial Corporation, lower than expected cost savings following the Company's merger with CCB Financial Corporation and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition

         Following is a comparison of the June 30, 2000 and December 31, 1999 consolidated balance sheets.

         In the asset section, total loans, net of unearned discounts, increased by $172 million or 4.2% compared to December 31, 1999 levels. Commercial loans increased by $15 million or 2.2%, real estate construction loans increased by $19 million or 6.7%, and real estate mortgage loans increased by $152 million or 8.8% reflecting current demand. Consumer loans decreased $17 million or 1.3%.

         Securities increased by $240 million or 10.3% from year-end 1999. Securities held to maturity increased by $162 million or 9.2%, and securities available for sale increased by $78 million or 13.4%, reflecting current portfolio investment strategies, and current market conditions.

         Federal funds sold and securities purchased under agreements to resell decreased by $27 million or 43.4% from December 31, 1999 levels, reflecting levels of activity of correspondent banks at June 30, 2000.

         Trading account securities increased by $7 million or 24.3% from year-end 1999 levels. This increase reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

         Broker/dealer customer receivables increased $1 million or 4.9%.

         In the liability section, total deposits increased by $140 million or 3.0%, principally as a result of a $174 million or 12.5% increase in certificates of deposit greater than $100,000, a $39 million or 4.0% increase in certificates of deposit less than $100,000 and a $54 million or 11.7% increase in non-interest-bearing deposits. This increase was partially offset by a $108 million or 8.9% decrease in money market savings accounts, and a $20 million or 4.7% decrease in money market checking accounts.

         Federal funds purchased and securities sold under agreements to repurchase increased $292 million or 33.1% from year-end 1999 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

         Federal Home Loan Bank advances increased $22 million or 3.0% from December 31, 1999. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

Results of Operations

Three Months Ended June 30 2000, Compared to Three Months Ended June 30, 1999

         Net income was $29,540,000 for the second quarter of 2000 a 14.8% increase over the $25,727,000 for the same period a year earlier. Diluted earnings per share were $.27, compared to $.24 per share in 1999, up 12.5%. Basic earnings per share were $.27, compared to $.24 per share in 1999, up 12.5%.

         Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $2,175,000 or 3.5% for the second quarter of 2000, compared to second quarter 1999. This increase reflects a $23,289,000 or 19.6% increase in total interest income that more than offsets a $21,114,000 or 37.1% increase in interest expense. Interest income increased in 2000 due to an increase of $868,852,000 or 14.3% in total average earning assets, and an increase in the yield on average earning assets from 7.87% in the second quarter of 1999 to 8.25% in the second quarter of 2000. The increased volume of earning assets increased interest income by approximately $17,038,000 while the increased yield increased interest income by approximately $6,251,000. Interest expense increased in the second quarter of 2000, reflecting an increase in average interest-bearing liabilities of $775,000 or 14.5% and an increase in the cost of interest-bearing liabilities from 4.28% to 5.14%. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $12,841,000 and the increase in average outstandings increased interest expense by approximately $8,273,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.72% in second quarter 1999, compared to 4.10% in second quarter of 1999.

         The provision for loan losses in the second quarter of 2000 was $2,030,000, versus $3,988,000 for the second quarter of 1999. Net charge-offs were $2,023,000, or .19% of average net loans, compared to $1,999,000 or .23% of average net loans in 1999. The allowance for loan losses totaled $62,064,000 at June 30, 2000, representing 1.45% of quarter-end net loans, compared to $59,050,000 or 1.45% of quarter-end net loans at March 31, 2000.

         Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30, 2000, March 31, 2000, and June 30, 1999 (dollars in thousands):

                                  6-30-00     3-31-00      6-30-99
                                  -------     -------      -------
Non-accrual loans                  $1,377      $1,207      $1,601
Renegotiated loans                      0           0           0
Other real estate                   1,309         272       1,200
                                   ------      ------      ------
Total non-earning assets           $2,686      $1,479      $2,801
                                   ======      ======      ======

Loans past due 90 days or more     $6,142      $5,037      $4,395
Percentage of total loans             .14%        .12%        .12%


         Non-interest income, excluding securities transactions, totaled $25,908,000 for the quarter, a decrease of $798,000, or 3.0%, from last year's second quarter. Securities gains totaled $249,000 in second quarter, 1999, compared to a loss of $2,135,000 in 1999. Non-interest expenses (excluding the provision for loan losses) decreased by $136,000 or .3% in second quarter, 2000.

         The Company's return on average assets and return on average equity were 1.60% and 20.24% respectively, for second quarter of 2000. These compared with 1999 second quarter returns of 1.59% and 21.27%, respectively.


Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

         For the six months ended June 30, 2000, net income totaled $58,969,000, a 15.7% increase over the $50,952,000 for the first six months of 1999. Diluted earnings per share were $.53, compared to $.47 for the same period in 1999, a 12.8% increase. Basic earnings per share were $.54 compared to $.48 in 1999, a 12.5% increase. For the six-month period, return on average assets and return on average stockholders' equity were 1.62% and 20.25% respectively. These compared with 1999 six month returns of 1.61% and 22.14%.

         Net interest income increased by $8,339,000 or 6.8% for the first six months of 2000. This increase reflects a $44,964,000 or 19.2% increase in total interest income that more than offsets a $36,625,000 or 32.7% increase in interest expense. Interest income increased in 2000 due to an increase of $953,158,000 or 16.1% in total average earning assets and an increase in the yield on average earning assets from 7.99% in 1999 to 8.18% in 2000. The increased volume of earning assets increased interest income by approximately $37,777,000, and the increased yield increased interest income by approximately $7,187,000. Interest expense increased in the first six months of 2000 reflecting an increase in average interest-bearing liabilities of $865,373,000 or 16.6%, with the cost of interest-bearing liabilities increasing from 4.34% to 4.93% in 2000. The increase in average outstandings increased interest expense by approximately $18,638,000 and the increased rate increased interest expense by approximately $17,987,,000. The net interest margin was 3.82% in the first six months of 2000, compared to 4.17% in the first six months of 1999.

         The provision for loan losses for the first six months of 2000 was $4,217,000, versus $6,530,000 for the first six months of 1999. Net charge-offs were $4,708,000, or .11% of average net loans compared to $4,022,000, or .12% of average net loans in 1999.

         Non-interest income, excluding securities transactions, totaled $50,241,000 for the first six months of 2000 compared to a total of $48,372,000 for the first six months of 1999, an increase of 3.9%. Included in 1999 is a $4,009,000 pre-tax gain from the sale of branches. Adjusting for this gain, non-interest income increased 13.2% over 1999. Securities gains totaled $327,000 in 2000, compared to a loss of $2,116,000 in 1999.

         Non-interest expenses (excluding the provision for loan losses) increased by $2,405,000 or 3.0% for the first six months of 2000. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

         Total realized stockholders' equity increased by $15,297,000 from December 31, 1999. Retained earnings accounted for the majority of the increase. Through June 30, 2000, 9.3 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, extended in December, 1997 and December, 1999.

         The following capital ratios do not include the effect of FAS No. 115 or FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

         As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at June 30, 2000.

                                                6-30-00          3-31-00           6-30-99
                                                -------          -------           -------
Total capital to risk-weighted assets            13.96%           13.50%            15.02%
Tier I capital to risk-weighted assets           12.71%           12.25%            13.77%
Tier I capital to assets (leverage ratio)         8.52%            8.52%             9.37%


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No significant changes since December 31, 1999. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held April 26, 2000, the following proposals were approved by the shareholders of the Company:

         The following individuals were elected to serve as directors of the Company for terms that expire at the Annual Meeting of Shareholders to held in 2003: John D. Canale III; R. Lee Jenkins; W. Neely Mallory, Jr.; James E. McGehee, Jr.; William R. Reed, Jr.; and G. Mark Thompson. (81,405,586 shares in favor of the slate of directors; 500,077 withheld; and 8,581,473 exceptions.)

         The appointment of Ernst & Young LLP as auditors of the Company for 2000 was ratified. (90,105,967 shares in favor; 285,615 against; and 95,454 abstained).

         The proposal to increase by 4,000,000 shares the total number of shares of the Company's Common Stock for which options to purchase may be granted pursuant to the Company's 1994 Stock Plan as Amended and Restated was approved. (80,802,883 shares in favor; 9,407,330 against; and 276,823 abstained).

         At the Company's Special Shareholders Meeting held June 29, 2000, the following proposals were approved by the shareholders of the Company:

         The Agreement and Plan of Merger dated as of March 17, 2000 by and between CCB Financial Corporation and the Company and the amendment to the NCBC charter to increase the number of authorized shares of NCBC common stock from 175,000,000 to 400,000,000 were approved. (74,791,705 shares in favor; 896,062 shares against; and 367,961 shares abstained).

         The proposal to amend the 1994 Stock Plan to increase the limitation on the number of shares of the Company's common stock for which options may be granted to an employee in any given year from 60,000 to 200,000, and in the case of the Company's Chairman and Chief Executive Officer from 100,000 to 400,000 was approved (62,118,972 shares in favor; 13,425,616 against; and 511,140 abstained).



Item 6.  Exhibits and Reports on Form 8-K

            a.  Exhibits
                3.1 Charter of National Commerce Bancorporation as amended and restated filed as Exhibit 3.1 to the Registrant's Form 8-K dated July 11, 2000 (File No. 0-6094) and incorporated herein by reference.
                10.21 Amendment to National Commerce Bancorporation 1994 Stock Plan
                10.22   Employment Agreement entered into as of March
                        17, 2000, effective as of July 5, 2000, by and among National Bank of Commerce, National Commerce Bancorporation and Thomas M. Garrott
                10.23 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Ernest C. Roessler
                10.24 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and William R. Reed, Jr.
                10.25 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Richard L. Furr
                10.26 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Lewis E. Holland
                10.27 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and J. Scott Edwards

                10.28 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Sheldon M. Fox
                10.29 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and David T. Popwell
                10.30 Employment Agreement dated as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Tom W. Scott
                10.31 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Ernest C. Roessler
                10.32 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and William R. Reed, Jr.
                10.33 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Richard L. Furr
                10.34 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Lewis E. Holland
                10.35 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and J. Scott Edwards
                10.36 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Sheldon M. Fox
                10.37 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and David T. Popwell
                10.38 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Tom W. Scott
                27.     Financial Data Schedule

                  b.  Reports on Form 8-K
                        A current report on Form 8-K dated June 20, 2000 was filed under Item 5 - Other Events discussing the approval of the merger with CCB Financial Corporation by The Board of Governors of the Federal Reserve System.

                        A current report on Form 8-K dated July 5, 2000 was filed under Item 5 - Other Events reporting the consummation of the CCB merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NATIONAL COMMERCE BANCORPORATION
                                          (Registrant)


                                           By  /s/ Mark A. Wendel
                                              ---------------------------------
                                              Mark A. Wendel
                                              Senior Vice President and Chief
                                              Accounting Officer
                                              (Authorized Officer)
                                              (Chief Accounting Officer)
Date  August 10, 2000
      ---------------