Form 10-Q
period 2000-09-30
NATIONAL COMMERCE BANCORPORATION
filed 2000-11-14
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

     Common Stock, $2 par value -- 205,397,217 shares as of November 1, 2000

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements
         --------------------

                        NATIONAL COMMERCE BANCORPORATION
                           Consolidated Balance Sheets
                        --------------------------------
                                 (In Thousands)

                                                      Sept 30         Dec. 31
                                                       2000            1999
                                                   ------------    ------------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $     65,170    $     86,071
     Cash and non-interest bearing deposits             412,286         482,050
        Federal funds sold and securities
         purchased under agreements to resell           128,410          61,058
                                                   ------------    ------------
         Total cash and cash equivalents                605,866         629,179
                                                   ------------    ------------
Securities:
       Available-for-sale                             2,406,954       2,179,366
       Held-to-maturity                               1,954,143       1,837,122
                                                   ------------    ------------
         Total securities                             4,361,097       4,016,488
                                                   ------------    ------------
Trading account securities                               41,879          30,294
Loans, net of unearned discounts                     10,903,330      10,049,649
       Less allowance for loan losses                   143,510         139,821
                                                   ------------    ------------
         Net loans                                   10,759,820       9,909,828
                                                   ------------    ------------
Premises and equipment, net                             170,532         164,913
Broker/dealer customer receivables                       17,591          25,047
Other assets                                            509,384         359,700
                                                   ------------    ------------
       Total assets                                $ 16,466,169    $ 15,135,449
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
Deposits:
      Non-interest bearing deposits                $  1,384,555    $  1,291,715
    Interest-bearing deposits                        10,345,945      10,030,690
                                                   ------------    ------------
      Total deposits                                 11,730,500      11,322,405
Short-term borrowings                                 1,299,652       1,112,708
Accounts payable and accrued liabilities                280,156         192,751
Federal Home Loan Bank advances                       1,794,375       1,128,823
Long-term debt                                           39,357          39,357
                                                   ------------    ------------
        Total liabilities                            15,144,040      13,796,044
                                                   ------------    ------------
Capital trust pass-through securities                    49,918          49,909
Stockholders' equity:
Common stock                                            410,373         413,415
Additional paid-in capital                               87,824         142,432
Retained earnings                                       792,156         751,320
Accumulated other comprehensive loss                    (18,142)        (17,671)
                                                   ------------    ------------
        Total stockholders' equity                    1,272,211       1,289,496
                                                   ------------    ------------
        Total liabilities and
          stockholders' equity                     $ 16,466,169    $ 15,135,449
                                                   ============    ============

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        Consolidated Statements of Income
                       ----------------------------------
                                   (Unaudited)
                      (In Thousands, Except per Share Data)

                                                           For the three months      For the nine months
                                                              ended Sept 30            ended Sept 30
                                                          ----------------------    ---------------------
                                                            2000         1999         2000        1999
                                                          ---------    ---------    ---------   ---------
Interest income:
Loans                                                     $ 240,363    $ 199,905    $ 688,548   $ 583,628
Securities:
   Taxable                                                   69,195       61,795      201,486     176,569
   Non-taxable                                                4,430        4,257       12,981      12,841
Trading account securities                                      656          532        1,652       1,813
Deposits at bank                                                882          824        3,220       2,439
Other                                                         2,130        2,311        4,958       8,419
                                                          ---------    ---------    ---------   ---------
   Total interest income                                    317,656      269,624      912,845     785,709
                                                          ---------    ---------    ---------   ---------
Interest expense:
Deposits                                                    127,984      100,103      359,018     289,285
Federal Home Loan Bank advances                              24,352       14,476       65,675      40,258
Long-term debt                                                  650          651        1,947       1,949
Federal funds purchased and securities
  sold under agreements to repurchase
  and other short-term borrowings                            20,843        9,930       54,820      29,858
                                                          ---------    ---------    ---------   ---------
   Total interest expense                                   173,829      125,160      481,460     361,350
                                                          ---------    ---------    ---------   ---------
   Net interest income                                      143,827      144,464      431,385     424,359
Provision for loan losses                                     5,098        7,665       15,576      21,682
                                                          ---------    ---------    ---------   ---------
   Net interest income after
   provision for loan losses                                138,729      136,799      415,809     402,677
                                                          ---------    ---------    ---------   ---------
Other income:
Trust service income                                          6,251        5,045       17,673      15,631
Service charges on deposits                                  25,755       21,313       72,856      60,943
Other service charges and fees                                8,695        6,395       23,803      19,741
Broker/dealer revenue                                         9,024        7,028       24,512      23,523
Securities gains (losses)                                       (33)        (125)       1,391      (1,712)
Other                                                        22,059       11,429       49,574      42,997
Gain on sale of credit card receivables                           0            0            0      32,837
                                                          ---------    ---------    ---------   ---------
   Total other income                                        71,751       51,085      189,809     193,960
                                                          ---------    ---------    ---------   ---------
Other expenses:
Salaries and employee benefits                               53,890       53,878      163,665     161,363
Occupancy expense                                             9,579        8,133       26,174      23,363
Furniture and equipment expense                               6,672        6,584       19,739      24,182
Other                                                        41,523       30,859      107,164      91,368
Conversion/merger expenses                                   86,205            0       92,252           0
                                                          ---------    ---------    ---------   ---------
   Total other expenses                                     197,869       99,454      408,994     300,276
                                                          ---------    ---------    ---------   ---------
Income before income taxes                                   12,611       88,430      196,624     296,361
Income taxes                                                 15,095       28,915       75,155     100,941
                                                          ---------    ---------    ---------   ---------
Net income                                                ($  2,484)   $  59,515    $ 121,469   $ 195,420
                                                          =========    =========    =========   =========
Basic net income (loss) per share of common stock             ($.01)        $.29         $.59        $.95
Diluted net income (loss) per share of common stock           ($.01)        $.28         $.59        $.94
Dividends per share of common stock                            $.13         $.10         $.35        $.30

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                 For the Nine Months
                                                                    Ended Sept 30
                                                              --------------------------
                                                                 2000            1999
                                                              -----------    -----------
                                                                     (In Thousands)
Operating activities:
     Net income                                               $   121,469    $   195,420
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                   15,576         21,682
       Provision for depreciation and amortization                 14,197         22,441
       Amortization of security premiums and accretion                194            240
         of discounts, net
       (Increase) decrease in loans held for sale                 (19,739)       (71,747)
       (Increase) decrease in trading account securities          (11,585)        44,014
       Realized securities (gains) losses                          (1,391)         1,712
       Net (gain) loss on sale of credit card receivables               0        (32,837)
       (Increase) decrease in other assets                        (87,091)       (69,014)
       Increase (decrease) in other liabilities                    85,890         49,813
                                                              -----------    -----------
Net cash provided by (used in) operating activities               117,520        161,724
                                                              -----------    -----------
Investing activities:
       Proceeds from the maturities of securities                 137,821        676,967
       Proceeds from sales of securities                        1,403,904        384,217
       Purchases of securities                                 (1,865,275)    (1,347,173)
       Net (increase) decrease in loans                          (849,407)      (946,958)
       Purchase of premises and equipment                         (14,647)       (27,921)
       Proceeds from sale of mortgage loans held for sale               0        419,330
       Purchase of bank owned life insurance                      (70,000)             0
                                                              -----------    -----------
Net cash provided by (used in) investing activities            (1,257,604)      (841,538)
                                                              -----------    -----------
Financing activities:
     Net increase (decrease) in deposits                          408,095        267,401
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase             186,944       (116,774)
     Repayments of long-term debt                                       9             (6)
     Increase (decrease) in Federal Home Loan Bank advances       665,552        253,797
     Proceeds from exercise of stock options                        4,904          4,001
     Issuance of common stock                                       6,050         81,309
     Repurchases of common stock                                  (82,626)       (65,383)
     Cash dividends paid                                          (72,157)       (60,588)
                                                              -----------    -----------
Net cash provided by (used in) financing activities             1,116,771        363,757
                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                  (23,313)      (316,057)
Cash and cash equivalents at beginning of period                  629,179        926,261
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   605,866    $   610,204
                                                              ===========    ===========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                               September 30, 2000
                               ------------------
                                   (Unaudited)
                                    ---------

Note A - Basis of Presentation
------------------------------

         The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. During second quarter, 2000, the Company acquired Piedmont Bancorp, Inc. of Hillsborough, North Carolina. On July 5, 2000 the Company merged with CCB Financial Corporation in a merger of equals transaction. Each of the foregoing transactions which were accounted for using the pooling-of-interest method, are incorporated into reported results.
         For comparative purposes, all prior-year results are restated to include these acquisitions. The Company also acquired FMT Holdings, Inc. on July 27, 2000, which was accounted for as an immaterial pooling.

Note B - Mergers and Merger Related Costs
-----------------------------------------

         Net interest income, non-interest revenue and net income as previously reported individually by National Commerce Bancorporation (NCBC) and CCB Financial Corporation (CCBF) and for the combined company for the three and nine month periods ended September 30, 2000, and reflected below:

                                          3 months ended           Nine months ended
                                            September 30                September 30
                                          --------------           -----------------
                                        2000        1999           2000         1999
                                        ----        ----           ----         ----
         Net interest income:
            NCBC                    $143,827     $ 61,719      $265,958     $177,031
            CCBF(1)                        0       82,745       165,427      247,328
                                    --------     --------      --------     --------
            Combined                $143,827     $144,646      $431,385     $424,359
                                    ========     ========      ========     ========
         Non-interest income:
            NCBC                    $ 71,751     $ 22,536      $122,319     $ 67,982
            CCBF(1)                        0       28,549        67,490      125,978
                                    --------     --------      --------     --------
            Combined                $ 71,751     $ 51,085      $189,809     $193,960
                                    ========     ========      ========     ========
         Net-income (loss):
            NCBC                    $ (2,484)    $ 27,970      $ 56,489     $ 78,038
            CCBF(1)                        0       31,545        64,980      117,382
                                    --------     --------      --------     --------
            Combined                $ (2,484)    $ 59,515      $121,469     $195,420
                                    ========     ========      ========     ========

(1) The 2000 amounts reflect the results of operations from January 1, 2000 through June 30, 2000. The results from July 1, 2000 to September 30, 2000 are included in the NCBC amounts.

NCBC expects to incur approximately $110 million total pretax merger expenses in connection with the CCBF merger, of which $86.2 million was incurred during the third quarter, 2000. In addition, the Company incurred $6.0 pretax merger-related expenses in connection with the acquisition of the former Piedmont Bancorp. of Hillsborough, NC and the consolidation of American Federal Bank, FSB, a South Carolina banking subsidiary, into Central Carolina Bank and Trust Company. The components of the cost are shown below:

                                                      3 months ended        9 months ended
                                                      Sept. 30, 2000        Sept. 30, 2000
                                                      --------------        --------------
                                                                  (In Thousands)
Merger & integration costs:
Severance and personnel related costs                        $52,046               $52,938
Investment banking and other transaction costs                15,282                16,261
Occupancy & equipment writedowns                                   0                     0
Systems and other integration costs                            6,847                10,517
                                                             -------               -------
   Total merger and integration costs                         74,175                79,716
Losses on securities transactions                             10,358                10,358
Other merger-related charges                                   1,672                 2,178
                                                             -------               -------
   Total conversion/merger costs                             $86,205               $92,252
                                                             =======               =======

Severance and personnel related costs include severance payments under the Company's change in control severance plan, employee relocations expenses, retention bonuses, accelerating vesting of long-term incentive compensation and change in control payments under employee agreements with certain officers.

The Company has identified cost savings in connection with the CCB Financial Corporation merger of $6 million for the year 2000, $45 million for the year 2000 and $50 million for the year 2002. As discussed in the second paragraph of Managment's Discussion and Analysis, actual cost savings may differ from the amounts identified.

Note C - Segment Information
----------------------------

         Before the merger of equals transaction with CCB Financial Corporation, former management segregated business into three segments: commercial banking, retail banking and other financial services. Following the merger, management has redefined the business and considers itself to operate two principal lines: traditional banking and financial enterprises.

         The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgages, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs.

         The traditional banking segment also includes lending and related financial services provided to large and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

         The Financial Enterprises segment includes trust services and investment management, transaction processing, in-store consulting/licensing and institutional broker/dealer activities.

         The accounting policies of the individual segments are the same as those of the Company described in Note A. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment revenues. Interest income for tax-exempt loans and securities is adjusted to a taxable equivalent basis.

         The following tables (in thousands of dollars) present condensed income statements on a fully taxable equivalent basis and average assets for each reportable segment.

         Quarter Ended September 30, 2000:

                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------              -----
         Net interest income                       $   148,795           $  2,731        $   151,526
         Provision for loan losses                      (5,098)                 0             (5,098)
                                                    ----------           --------        -----------
         Net interest income after provision           143,697              2,731            146,428
         Non-interest income                            42,709             29,042             71,751
         Non-interest expense                         (177,065)           (20,804)          (197,869)
                                                   -----------           --------        -----------
         Net income before taxes                         9,341             10,969             20,310
         Income taxes (loss)                           (18,505)            (4,289)           (22,794)
                                                   -----------           --------        -----------
         Net income (loss)                         $    (9,164)          $  6,680        $    (2,484)
                                                   ===========           ========        ===========
         Average assets                            $15,738,133           $424,270        $16,162,403


         Quarter Ended September 30, 1999:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   150,358           $  1,865        $   152,223
         Provision for loan losses                      (7,665)                 0             (7,665)
                                                   -----------           --------        -----------
         Net interest income after provision           142,693              1,865            144,558
         Non-interest income                            35,585             15,500             51,085
         Non-interest expense                          (89,196)           (10,258)           (99,454)
                                                   -----------           --------        -----------
         Net income before taxes                        89,082              7,107             96,189
         Income taxes                                  (33,889)            (2,785)           (36,674)
                                                   -----------           --------        -----------
         Net income                                $    55,193           $  4,322        $    59,515
                                                   ===========           ========        ===========
         Average assets                            $14,216,993           $345,848        $14,562,841



         Nine Months Ended September 30, 2000:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   448,334           $  7,349        $   455,683
         Provision for loan losses                     (15,576)                 0            (15,576)
                                                   -----------           --------        -----------
         Net interest income after provision           432,758              7,349            440,107
         Non-interest income                           124,718             65,091            189,809
         Non-interest expense                         (363,559)           (45,435)          (408,994)
                                                   -----------           --------        -----------
         Net income before taxes                       193,917             27,005            220,922
         Income taxes                                  (88,899)           (10,554)           (99,453)
                                                   -----------           --------        -----------
         Net income                                $   105,018           $ 16,451        $   121,469
                                                   ===========           ========        ===========
         Average assets                            $15,511,575           $368,771        $15,880,346



         Nine Months Ended September 30, 1999:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   441,914           $  4,994        $   446,908
         Provision for loan losses                     (21,682)                 0            (21,682)
                                                   -----------           --------        -----------
         Net interest income after provision           420,232              4,994            425,676
         Non-interest income                           144,927             49,033            193,960
         Non-interest expense                         (268,467)            (31,809)         (300,276)

                                                   -----------           --------        -----------
         Net income before taxes                       296,692             22,218            318,910
         Income taxes                                 (114,804)            (8,686)          (123,490)
                                                   -----------           --------        -----------
         Net income                                $   181,888           $ 13,532        $   195,420
                                                   ===========           ========        ===========
         Average assets                            $13,891,062           $312,018        $14,203,080


Note D - Earnings Per Share
---------------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended           Nine Months Ended
                                                       September 30                 September 30
                                                    -------------------          ------------------
         In Thousands, Except Per Share Data        2000           1999          2000          1999
                                                    ----           ----          ----          ----
         Numerator:
         Net income (loss)                        $ (2,484)      $ 59,515      $121,469      $195,420
                                                  ========       ========      ========      ========
         Denominator:
         Denominator for basic earnings per
           share - weighted average shares         205,466        206,832       205,419       205,633

         Dilutive potential common shares -
           Employee stock options                    1,864          2,975         1,974         3,077
                                                  --------       --------      --------      --------
         Denominator for diluted earnings per
           share - adjusted weighted average
           and assumed conversions                 207,330        209,807       207,393       208,710
                                                  ========       ========      ========      ========

         Basic earnings (loss) per share          $   (.01)      $    .29      $    .59      $    .95
         Diluted earnings (loss) per share        $   (.01)      $    .28      $    .59      $    .94

Note E - Comprehensive Income
-----------------------------

         During the third quarter of 2000 and 1999, total comprehensive income amounted to $7,109,000 and $54,557,000 respectively. The year-to-date total comprehensive income for 2000 and 1999 was $120,996,000 and $175,060,000 respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. During third quarter, 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee, and Nashville-based Southeastern Mortgage of Tennessee. During second quarter, 2000, the Company acquired Piedmont Bancorp, Inc. of Hillsborough, North Carolina. On July 5, 2000 the Company merged with CCB Financial Corporation in a merger of equals transaction. Each of the foregoing transactions which were accounted for using the pooling-of-interests method, are incorporated into reported results. For comparative purposes, all prior-year results are restated to include these acquisitions. The Company also acquired PMT Holdings, Inc. on July 27, 2000, which was accounted for as an immaterial pooling.

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Quarterly Report on Form 10-Q that are not historical facts or that express expectations or projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, and interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, difficulty in integrating the operations of the Company and CCB Financial Corporation, lower than expected cost savings and failure to achieve anticipated synergies following the Company's merger with CCB Financial Corporation, competition in the Company's markets from both financial and non-financial institutions, including institutions moving into the Company's markets for the first time through mergers and acquisitions. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition
-------------------

         Following is a comparison of the September 30, 2000 and December 31, 1999 consolidated balance sheets.

         In the asset section, total loans, net of unearned discounts, increased by $854 million or 8.5% compared to December 31, 1999 levels. Commercial loans decreased by $154 million or 11.1%, real estate construction loans increased by $389 million or 27.1%, real estate mortgage loans increased by $658 million or 12.8% reflecting current demand. Consumer loans decreased $71 million or 3.5%, primarily due to the termination of an automobile loan referral program from State Farm insurance agents.

         Securities increased by $344 million or 8.6% from year-end 1999. Securities held to maturity increased by $117 million or 6.4%, and securities available for sale increased by $228 million or 10.4%, reflecting current portfolio investment strategies, and current market conditions.

         Federal funds sold and securities purchased under agreements to resell increased by $67 million or 110.3% from December 31, 1999 levels, reflecting levels of activity of correspondent banks at September 30, 2000.

         Trading account securities increased by $12 million or 38.2% from year-end 1999 levels. This increase reflects the trading activity generated by NBC Capital Markets Group, Inc., the Company's broker/dealer subsidiary, which fluctuates from time to time.

         Broker/dealer customer receivables decreased $7 million or 29.8%.

         In the liability section, total deposits increased by $408 million or 3.6%, principally as a result of a $301 million or 16.6% increase in certificates of deposit greater than $100,000, a $136 million or 3.7% increase in certificates of deposit less than $100,000 and a $92 million or 7.2% increase in non-interest- bearing deposits. This increase was partially offset by a $46 million or 1.5% decrease in money market savings accounts, and a $71 million or 4.7% decrease in money market checking accounts.

         Federal funds purchased and securities sold under agreements to repurchase increased $187 million or 16.8% from year-end 1999 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

         Federal Home Loan Bank advances increased $665 million or 59.0% from December 31, 1999. This increase is principally the result of asset/liability management decisions related to funding loan growth in the current interest rate environment.

Results of Operations
---------------------

Three Months Ended September 30, 2000, Compared to Three Months Ended
September 30, 1999
--------------------------------------------------------------------------------

         Net loss was $2,484,000 for the third quarter of 2000 compared to $59,515,000 net income for the same period a year earlier. Diluted earnings
(loss) per share were ($.01), compared to $.28 per share in 1999. Basic earnings
(loss) per share were ($.01), compared to $.29 per share in 1999. During the quarter, the Company incurred non-recurring expenses of $86.2 million in connection with the CCB Financial Corporation merger. The after-tax cost of $68.8 million amounted to $.33 per diluted share.

         Net income, before non-recurring expenses, was $66,317,000, an 11.4% increase over the $59,515,000 reported for the third quarter of 1999. Diluted earnings per share before non-recurring expenses was $.32 compared to $.28 in third quarter of 1999. Basic earnings per share were $.32 compared to $.29 for third quarter 1999.

         Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $637,000 or .5% for the third quarter of 2000, compared to third quarter 1999. This decrease reflects a $47,972,000 or 17.3% increase in total interest income that was offset by a $48,669,000 or 38.9% increase in interest expense. Interest income increased in 2000 due to an increase of $1,462,000,000 or 10.6% in total average earning assets, and an increase in the yield on average earning assets from 8.08% in the third quarter of 1999 to 8.49% in the third quarter of 2000. The increased volume of earning assets increased interest income by approximately $29,463,000 while the increased yield increased interest income by approximately $18,509,000. Interest expense increased in the third quarter of 2000, reflecting an increase in average interest-bearing liabilities of $1,545,000,000 or 13.2% and an increase in the cost of interest-bearing liabilities from 4.29% to 5.22%. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $32,133,000 and the increase in average outstandings increased interest expense by approximately $16,536,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.96% in third quarter 2000, compared to 4.39% in third quarter of 1999.

         The provision for loan losses in the third quarter of 2000 was $5,098,000, versus $7,665,000 for the third quarter of 1999. Net charge-offs were $4,748,000, or .18% of average net loans, compared to $3,619,000 or .15% of average net loans in 1999. The allowance for loan losses totaled $143,510,000 at September 30, 2000, representing 1.32% of quarter-end net loans, compared to $143,160,000 or 1.36% of quarter-end net loans at June 30, 2000 and $135,248,000 or 1.41% of quarter-end net loans at September 30, 1999.

         Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30, 2000, June 30, 2000, and September 30, 1999 (dollars in thousands):

                                      9-30-00      6-30-00       9-30-99
                                      -------      -------       -------

Non-accrual loans                     $26,432      $28,292       $22,165
Renegotiated loans                      2,235        2,237           714
Other real estate                       4,366        5,062         3,166
                                      -------      -------       -------
Total non-earning assets              $33,033      $35,591       $26,045
                                      =======      =======       =======
Percentage of total loans                .31%         .34%          .28%
Loans past due 90 days or more         $7,949       $7,025        $6,989
Percentage of total loans                .07%         .07%          .07%


         Non-interest income, excluding securities transactions, totaled $71,784,000 for the quarter, an increase of $20,574,000, or 40.2%, from last year's third quarter. Securities losses totaled $33,000 in third quarter, 2000, compared to a loss of $125,000 in third quarter 1999. Non-interest expenses (excluding the provision for loan losses) increased by $98,415,000 or 99.0% in third quarter, 2000. Non-recurring expenses related to the CCB Financial Corporation merger were $86.2 million. The Company also had $7.2 million in expense from FMT Holding, Inc., which was acquired during the third quarter, 2000.

         The Company's return on average assets and return on average equity were 1.63% and 20.26% respectively, for third quarter of 2000 before non-recurring expenses. These compared with 1999 third quarter returns of 1.62% and 18.78%, respectively.


Nine Months Ended September 30, 2000, Compared to Nine Months Ended
September 30, 1999
--------------------------------------------------------------------------------

         Net income was $121,469,000 for the first nine months of 2000 a 37.8% decrease over the $195,420,000 income for the same period a year earlier. Diluted earnings per share were $.59, compared to $.94 per share in 1999, down 37.8%. Basic earnings per share were $.59, compared to $.95 per share in 1999, down 37.4%.

         In addition to the expenses related to the CCB merger, the Company had non- recurring expenses of $.02 per diluted share in connection with the acquisition of the former Piedmont Bancorp. of Hillsborough, North Carolina and the consolidation of American Federal Bank, FSB, a South Carolina banking subsidiary, into Central Carolina Bank and Trust Company. During the second quarter of 1999, the Company reported a non-recurring gain of $.10 per diluted share on the sale of consumer credit card receivables.

         Net income, before non-recurring items, was $193,984,000, a 10.5% increase over the $175,485,000 reported for the same period of 1999. Diluted earnings per share before non-recurring items was $.94 compared to $.84 in 1999. Basic earnings per share were $.94 compared to $.85 in 1999. For the nine-month period, return on average assets and return on average stockholders' equity were 1.63% and 19.89% respectively before non-recurring items. These compared with 1999 nine month returns of 1.65% and 19.72% before non-recurring items.

         Net interest income increased by $8,775,000 or 2.0% for the first nine months of 2000. This increase reflects a $128,885,000 or 15.9% increase in total interest income that more than offsets a $120,110,000 or 33.2% increase in interest expense. Interest income increased in 2000 due to an increase of $1,552,000,000 or 11.6% in total average earning assets and an increase in the yield on average earning assets from 8.06% in 1999 to 8.38% in 2000. The increased volume of earning assets increased interest income by approximately $95,539,000, and the increased yield increased interest income by approximately $35,346,000. Interest expense increased in the first nine months of 2000 reflecting an increase in average interest-bearing liabilities of $1,550,000,000 or 13.5%, with the cost of interest-bearing liabilities increasing from 4.23% to 4.96% in 2000. The increase in average outstandings increased interest expense by approximately $24,179,000 and the increased rate increased interest expense by approximately $95,931,000. The net interest margin was 4.07% in the first nine months of 2000, compared to 4.45% in the first nine months of 1999.

         The provision for loan losses for the first nine months of 2000 was $15,576,000, versus $21,682,000 for the first nine months of 1999. Net charge-offs were $11,087,000, or .15% of average net loans compared to $13,530,000, or .19% of average net loans in 1999.

         Non-interest income, excluding securities transactions, totaled $188,418,000 for the first nine months of 2000 compared to a total of $195,672,000 for the first nine months of 1999, a decrease of 3.7%. Included in 1999 is a $32,837,000 pre-tax gain from the sale of consumer credit card receivables. Included in 2000 is $8.0 million pretax income from FMT Holdings, Inc., which was acquired during third quarter 2000. Adjusting for these items, non-interest income increased 10.77% over 1999. Securities gains totaled $1,391,000 in 2000, compared to a loss of $1,712,000 in 1999.

         Non-interest expenses (excluding the provision for loan losses) increased by $108,718,000 or 36.2% for the first nine months of 2000. Excluding the non-recurring items already mentioned and $7.2 million in expense from FMT Holdings, Inc., which was acquired during third quarter 2000, non interest expense increased $9,313,000 or 3.1% for the first nine months of 2000. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.

Liquidity and Capital Resources
-------------------------------

         Interest-bearing bank balances, federal funds sold, trading account securities, and securities available for sale are the principal sources of short- term asset liquidity. Other sources of short-term liquidity include federal funds purchased and repurchase agreements, credit lines with other banks, and borrowings from the Federal Reserve Bank and the Federal Home Loan Bank. Maturing loans and securities are the principal sources of long-term asset liquidity.

         Total stockholders' equity decreased by $17,285,000 from December 31, 1999. Common stock and additional paid-in capital accounted for the majority of the decrease. Through September 30, 2000, 9.8 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, extended in December, 1997 and December, 1999.

         The following capital ratios do not include the effect of FAS No. 115 or FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

         As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 2000.

                                                9-30-00   6-30-00   9-30-99
                                                -------   -------   -------

Total capital to risk-weighted assets            12.15%    12.76%    13.84%
Tier I capital to risk-weighted assets           10.78%    11.36%    12.32%
Tier I capital to assets (leverage ratio)         8.00%     8.30%     8.80%



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

         After the merger of equals transaction with the former CCB Financial Corporation, NCBC's market risk continues to result primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCBC's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. Responsibility for monitoring interest rate risk rests with the asset/liability committee (ALCO), comprised of senior management. ALCO regularly reviews NCBC's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. NCBC is not subject to currency exchange risk nor commodity price risk.

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

                                          NATIONAL COMMERCE BANCORPORATION
                                          (Registrant)


                                          /s/  Mark A. Wendel
                                          -------------------------------------
                                               Mark A. Wendel
                                          Senior Vice President and Chief
                                          Accounting Officer
                                          (Authorized Officer)
                                          (Chief Accounting Officer)
Date November 10, 2000
     -----------------