Form 10-K405
period 2000-12-31
NATIONAL COMMERCE BANCORPORATION
filed 2001-04-02
CIK 101844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934

For the transition period from              to

Commission File Number: 0-6094

                        NATIONAL COMMERCE BANCORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Tennessee                                  62-0784645
------------------------------------       ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
           incorporation)

                 One Commerce Square, Memphis, Tennessee 38150
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (901) 523-3434

Securities issued pursuant to Section 12(b) of the Act:

                                      None

Securities issued pursuant to Section 12(g) of the Act:

                           Common Stock, $2 par value

   Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.
                                 [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2001 was $4,733,916,821. On March 19, 2001, there were 205,881,583 outstanding shares of the Registrant's $5.00 par value Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Share-holders to be held on April 25, 2001 are incorporated in Part III of this re-port.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

Part I.                                                                                                     Page
                                                                                                            ----
           Item 1.  Business...............................................................................    3
                    Description............................................................................    3
                    Average Balance Sheets.................................................................   11
                    Net Interest Income Analysis -- Taxable Equivalent Basis...............................   11
                    Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis...............   12
                    Investment Securities Portfolio........................................................   17
                    Investment Securities -- Maturity/Yield Schedule.......................................   17
                    Types of Loans.........................................................................   15
                    Maturities and Sensitivities of Loans to Changes in Interest Rates.....................   16
                    Nonperforming and Risk Assets..........................................................   20
                    Loan Loss Experience...................................................................   21
                    Average Deposits.......................................................................   18
                    Maturity Distribution of Large Denomination Time Deposits..............................   22
                    Return on Equity and Assets............................................................   18
                    Short-Term Borrowings..................................................................   40
           Item 2.  Properties.............................................................................    7
           Item 3.  Legal Proceedings......................................................................    7
           Item 4.  Submission of Matters to a Vote of Security Holders....................................    7
Part II.
           Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters...............    7
           Item 6.  Selected Financial Data................................................................    8
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    9
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................   25
           Item 8.  Financial Statements and Supplementary Data............................................   27
           Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   56
Part III.
           Item 10. Directors and Executive Officers of the Registrant.....................................   56
           Item 11. Executive Compensation.................................................................   56
           Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   56
           Item 13. Certain Relationships and Related Transactions.........................................   56
Part IV.
           Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   56

                                    PART I.

Item 1. BUSINESS

REGISTRANT

   National Commerce Bancorporation ("NCBC" which also may be referred to as "we", "us" or "our") is a registered bank holding company headquartered in Memphis, Tennessee whose principal business is providing banking and other fi-nancial services through its banking and non-banking subsidiaries. NCBC is the parent holding company of Central Carolina Bank and Trust Company ("CCB"), Na-tional Bank of Commerce ("NBC") and NBC Bank, FSB (collectively referred to as the "Subsidiary Banks"). NCBC is a 49% owner of First Market Bank, FSB which is based in Richmond Virginia and operates 23 branch offices. Additionally, NCBC owns all of the outstanding capital stock of TransPlatinum Service Corp. ("TransPlatinum"), Commerce Capital Management, Inc., U.S.I. Alliance Corp., First Mercantile Trust, First Mercantile Capital Management, Inc. ("First Mer-cantile Capital"), National Commerce Capital Trust I and Monroe Properties. The principal assets of NCBC are all of the outstanding shares of common stock of its subsidiaries and NCBC's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 2000, NCBC had consolidated assets of approximately $16.6 billion.

   In July 2000, NCBC merged with the former CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company headquartered in Durham, North Carolina, whose primary subsidiary was CCB. The Holding Company of CCBF was merged into the Holding Company of NCBC and CCB became a wholly-owned subsidi-ary of NCBC. Additionally, in April 2000, NCBC merged with the former Piedmont Bancorp, Inc., a $151 million bank holding company headquartered in Hillsbor-ough, North Carolina. Both transactions were accounted for as poolings-of-in-terests. Also in 2000, TransPlatinum acquired Prime Financial Services, Inc. in a transaction accounted for as a purchase and NCBC acquired First Mercan-tile Trust and First Mercantile Capital in a transaction accounted for as an immaterial pooling.

SUBSIDIARY BANKS

   CCB is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 224 offices located in North Carolina and South Carolina. In addition, it offers trust services through its subsidiaries lo-cated in Virginia and Florida. CCB had approximately $9.3 billion in assets at December 31, 2000. During 2000, CCBF's former savings bank subsidiary, Ameri-can Federal Bank, FSB, was merged into CCB. CCB provides a full range of fi-nancial products including demand and time deposits; secured and unsecured commercial and consumer loans; safe deposit boxes; trust services for corpora-tions, employee benefit plans and individuals; and certain insurance and secu-rities brokerage services.

   NBC is a nationally chartered bank located in Memphis, Tennessee. NBC of-fers commercial and retail banking, savings and trust services through 126 of-fices located in Tennessee, Mississippi, Arkansas, Georgia, Virginia and West Virginia. NBC had approximately $7.1 billion in assets at December 31, 2000. NBC provides the same full range of financial products as CCB.

   NBC Bank, FSB is a federally chartered bank headquartered in Memphis, Ten-nessee. It offers commercial and retail banking through 2 offices located in DeSoto County, Mississippi. NBC Bank, FSB had approximately $25.7 million in assets at December 31, 2000.

NON-BANK SUBSIDIARIES

   NCBC has seven wholly-owned non-bank subsidiaries: TransPlatinum, Commerce Capital Management, Inc., U.S.I. Alliance, First Mercantile Trust, First Mer-cantile Capital, National Commerce Capital Trust I and Monroe Properties. TransPlatinum provides financial services to the trucking and petroleum indus-tries and bankcard services to merchants. Commerce Capital Management, Inc. is a registered investment advisor with the Securities and Exchange Commission. U.S.I. Alliance is a provider of security programs in the long-term care in-dustry. First Mercantile Trust provides processing and other services for re-tirement plans. First Mercantile Capital provides professional money manage-ment services for employee benefit plans. National Commerce Capital Trust I is a special purpose entity formed to offer floating-rate capital trust pass-through securities. Monroe Properties is an inactive subsidiary that has held foreclosed real estate.

   CCB has seven wholly-owned non-bank subsidiaries: CCBDE, Inc., CCB Invest-ment and Insurance Service Corporation ("CCBI"), Salem Trust Company, Salem Advisors, Inc., Sprunt Insurance, LTD., Corcoran Holdings, Inc ("Corcoran") and Finance South. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBI provides full brokerage services through an in-dependent discount brokerage firm and sells annuity and mutual fund products. Salem Trust Company provides institutional trust services in Florida. Salem Advisors, Inc. was formed in the fourth quarter of 1999 as an investment advi-sory company. Sprunt Insurance, LTD. is an inactive company formed for rein-surance of private mortgage insurance headquartered in the British Virgin Is-lands. Corcoran is a holding company and sole owner of a real estate invest-ment trust formed in 1998, Watts Properties, Inc. Finance South, a former con-sumer finance company, is in the process of winding down operations.

   NBC has five wholly-owned non-bank subsidiaries: National Commerce Bank Services, Inc. ("NCBS") and its wholly-owned subsidiary, BankersMart; NBC In-surance Services, Inc.; Kenesaw Leasing Inc.; J & S Leasing, Inc.; and Na-tional Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Company. Additionally, NBC owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets"). NCBS provides retail banking consulting services to other financial institutions. NBC Insurance Services, Inc. provides life, property and casualty insurance and annuities though NBC's in-store retail banking system. Capital Markets provides retail and institutional brokerage services. Kenesaw Leasing, Inc. and J & S Leasing, Inc. are both equipment-leasing firms. National Commerce Real Estate Holding Company is a holding com-pany and ultimate parent of a real estate investment trust, Commerce Real Es-tate Company.

COMPETITION

   Vigorous competition exists in all major geographic and product areas where NCBC is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with diversified financial institu-tions such as thrift institutions, money market and other mutual funds, secu-rities firms, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Additionally, competi-tion is not limited to NCBC's immediate geographic markets as an increased va-riety of financial services are being offered on the Internet. Larger compet-ing financial institutions may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, larger com-peting financial institutions have access to greater financial resources that allow higher lending limits than the Subsidiary Banks.

   In the fourth quarter of 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which permits bank holding companies to become financial holding companies and, by doing so, affiliate with securities firms and insur-ance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become a financial holding company (a "FHC") if each of its subsidiary banks is (i) well-capitalized un-der the FDICIA prompt corrective actions provisions, (ii) well managed and
(iii) has at least a satisfactory rating under the Community Reinvestment Act.

   No prior regulatory approval is required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted un-der the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being "financial in nature" include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance un-derwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

   A national bank may also engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real es-tate investment, through a financial subsidiary or the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Rein-vestment Act rating. Subsidiary banks of a FHC or national banks with finan-cial subsidiaries must continue to be well-capitalized and well-managed in or-der to continue to engage in activities that are financial in nature. In addi-tion, an FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory Community Reinvestment Act rating.

   The Gramm-Leach-Bliley Act will change the operating environment of NCBC and its subsidiaries in substantial and unpredictable ways. We cannot accu-rately predict the ultimate effect that this legislation, or implementing reg-ulations, will have upon the financial condition or results of operations of NCBC or any of its subsidiaries.

INTERSTATE BANKING AND BRANCHING

   Federal law permits, subject to certain concentration limits and other re-quirements, bank holding companies to acquire banks and bank holding companies located in any state. Any subsidiary bank of a bank holding company may re-ceive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary, wherever located, of that bank holding company. Banks may acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of applicable federal law. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that applicable provi-sion.

SUPERVISION AND REGULATION

   The following discussion briefly describes the material elements of the regulatory framework governing bank holding companies and their subsidiaries, and provides specific information relevant to NCBC and its subsidiaries. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies ap-plicable to NCBC or its subsidiaries may have a material effect on its busi-nesses.

Bank Holding Company Regulation

   As a bank holding company, NCBC is subject to regulation under the Bank Holding Company Act, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act ("BHCA"), bank hold-ing companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, in-cluding a bank or another bank holding company, without the Federal Reserve Board's prior approval. Generally, bank holding companies may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related or incidental to banking. However, in the event a bank holding company has elected to become an FHC, it would no longer be subject to the general requirements that it obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. Moreover, as an FHC, it would be permitted to engage in activities that are jointly de-termined by the Federal Reserve Board and the Treasury Department to be "fi-nancial in nature or incidental to such financial activity." FHC's may also engage in activities that are determined by the Federal Reserve Board to be "complementary to financial activities."

   There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the Federal Deposit In-surance Corporation ("FDIC") insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapital-ized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its deposi-tory institution subsidiaries and to commit resources to support such institu-tions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank sub-sidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

   Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guide-lines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contem-plating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

Subsidiary Banks Regulation

   CCB is a North Carolina commercial bank and is subject to regulation and examination primarily by the FDIC and, in addition, is regulated and examined by the North Carolina Banking Commission and Commissioner of Banks. NBC is a national bank chartered under the National Banking Act and, as such, is sub-ject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and, secondarily, by the FDIC and the Federal Re-serve Board. NBC Bank, FSB and First Market Bank, FSB are federal savings banks primarily regulated by the Office of Thrift Supervision (the "OTS"). NCBC and the Subsidiary Banks have other subsidiaries that are subject to gov-ernmental regulation and supervision. Commerce Capital Management, Inc. and Salem Advisors, Inc. are registered with the SEC as investment advisers pursu-ant to the Investment Advisers Act of 1940, as amended. NBC Capital Markets Group, Inc, as a registered securities broker/dealer under the Exchange Act and member of the National Association of Securities Dealers, is subject to regulation by the SEC and the NASD. Salem Trust Co. as a Florida trust company that provides institutional trust services, is subject to regulation and exam-ination primarily by the Florida banking regulators. Sprunt Insurance Company, Ltd., headquartered in the British Virgin Islands, was formed to reinsure pri-vate mortgage insurance on mortgage loans originated by CCB but is currently inactive. This company is subject to regulations and examinations under the laws of the British Virgin Islands. All regulatory agencies require periodic audits and regularly scheduled reports of financial information.

   The federal banking agencies have broad enforcement powers over depository institutions, including the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met. Almost every aspect of the operations and financial condition of the Subsidiary Banks are subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law. These include requirements gov-erning capital adequacy, liquidity, earnings, dividends, reserves against de-posits, management practices, branching, loans, investments and provision of services.

Insurance Assessment

   The Subsidiary Banks' deposits are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to main-tain the Bank Insurance Fund ("BIF") and/or the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations es-tablishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's in-surance assessment rate is then determined by the risk category in which it is classified by the FDIC.

   The annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the high-est capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation catego-ries. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on deposi-tory institutions with respect to BIF and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1999 at $.012 per $100 annually for BIF-assessable deposits and $.061 per $100 annually for SAIF-assessable depos-its. The FICO assessments do not vary depending upon a depository institu-tion's capitalization or supervisory evaluations. The Subsidiary Banks held approximately $2 billion of SAIF-assessable deposits as of December 31, 2000.

Fiscal and Monetary Policy

   Banking is a business which depends on interest rate differentials. In gen-eral, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and se-curities holdings, constitutes the major portion of its earnings. Thus, the earnings and growth of NCBC and its Subsidiary Banks are subject to the influ-ence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, par-ticularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open market dealings in United States government securities, setting the discount rate at which banks may borrow from the Federal Reserve Board, and setting the reserve require-ments on deposits. The nature and timing of any changes in such policies and their effect on NCBC and its subsidiaries cannot be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT

   All officers of NCBC are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 28, 2001, the ex-ecutive officers of NCBC were as follows:

Name        Age Office Held
----        --- -----------
Thomas M.
 Garrott    63  Chairman of the Board and Director
Ernest C.
 Roessler   59  President, Chief Executive Officer and Director
William R.
 Reed, Jr.  54  Chief Operating Officer
Lewis E.
 Holland    58  President, Financial Enterprises
Sheldon M.
 Fox        40  Chief Financial Officer
J. Scott
 Edwards    55  Chief Administrative Officer
Richard L.
 Furr       51  Chairman and President, Central Carolina Bank and Trust Company
David T.
 Popwell    41  Executive Vice President and Secretary

The above officers have served as executive officers for more than five years except for the following:

  Mr. Roessler served as Chairman of the Board, President and Chief Executive
     Officer of CCBF prior to July 2000;

  Mr. Fox served as Executive Vice President and Chief Financial Officer of
     CCBF prior to July 2000. Prior to October 1998, he was a Partner with KPMG LLP;

  Messrs. Edwards and Furr served as Senior Executive Vice Presidents of CCBF prior to July 2000; and

  Mr. Popwell was elected Executive Vice President of NCBC in August 1998 and
     Secretary in October 1999. Prior to that time, he was an attorney with Baker, Donelson, Bearman and Caldwell.

EMPLOYEE RELATIONS

   As of December 31, 2000, NCBC and its subsidiaries employed 4,694 full-time equivalent employees. NCBC and its subsidiaries are not parties to any collec-tive bargaining agreements and employee relations are considered to be good.

Item 2. PROPERTIES

   NCBC's principal executive offices are located in leased space at One Com-merce Square, Memphis, Tennessee. NCBC's Customer Service Center is a leased building located in Durham, North Carolina. The Subsidiary Banks operate 375 banking offices, approximately 300 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking of-fices. The Subsidiary Banks and First Market Bank, FSB have 449 ATM locations in operation.

Item 3. LEGAL PROCEEDINGS

   Certain legal claims have arisen in the normal course of business in which NCBC and certain of its Subsidiary Banks have been named as defendants. Al-though the amount of any ultimate liability with respect to such matters can-not be determined, in the opinion of management and counsel, any such liabil-ity will have no material effect on NCBC's financial position or results of operations.

   In addition to legal actions in the normal course of business, a thrift in-stitution acquired by CCBF (and subsequently merged into CCB) filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). During the 1980's, healthy thrift institutions were encouraged to buy troubled thrifts through the regulatory agencies allowing the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift's tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory good-will more rapidly, effectively wiping out a significant part of their regula-tory capital. Over 100 lawsuits have been filed by the acquiring thrifts seek-ing compensation from the United States for the losses suffered from capital restrictions. The thrift institution's supervisory goodwill arose from acqui-sitions in 1982. CCB is vigorously pursuing this litigation. The amount of re-covery, if any, which could result if CCB were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have not been significant.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 2000.

                                   PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

   See "Capital Resources" in Management's Discussion and Analysis of Finan-cial Condition and Results of Operations for NCBC's stock prices and dividends declared during 2000 and 1999 and discussion of other shareholder matters. On January 16, 2001, a dividend of $.13 per share was declared for payment on April 2, 2001 to stockholders of record as of March 9, 2001. As of December 31, 2000, there were 14,000 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with NCBC's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. NCBC's 2000 acquisitions of CCB Financial Corporation and Piedmont Bancorp, Inc. were accounted for as poolings-of-interests and accord-ingly, prior year amounts have been restated to include the combined results of operations and financial position as though the mergers had occurred at the beginning of the earliest period presented. Results of operations from enti-ties acquired through transactions accounted for as purchases and immaterial poolings are included in the consolidated results of operations from the date of acquisition. Cash dividends have not been restated for mergers.

                  Six Year Summary of Selected Financial Data

                                                                                                   Five
                                               Years Ended December 31                             Year
                          ---------------------------------------------------------------------  Compound
In Thousands Except Per                                                                           Growth
Share Data                   2000         1999        1998       1997       1996        1995      Rate %
------------------------  ---------------------------------------------------------------------------
Summary of Operations
Interest income           $ 1,250,478   1,077,639     990,865    913,956    823,383     759,569    10.5
Interest expense              664,737     498,687     459,985    436,853    400,011     371,024    12.4
------------------------  ---------------------------------------------------------------------
Net interest income           585,741     578,952     530,880    477,103    423,372     388,545     8.6
Provision for loan
 losses                        20,892      29,520      27,872     34,397     31,901      21,233     (.3)
------------------------  ---------------------------------------------------------------------
Net interest income
 after provision              564,849     549,432     503,008    442,706    391,471     367,312     9.0
Other income (1)              250,924     206,136     199,120    171,335    157,756     123,978    15.1
Gain on sale of credit
 card receivables                  --      32,837          --      8,000         --          --      --
Net investment
 securities gains
 (losses)                      (3,379)       (403)      1,423        218     (2,194)       (750)     --
Losses on interest rate
 swaps                         77,227          --          --         --         --          --      --
Merger-related expense        122,931       1,150          --     17,916         --          --      --
Other expenses (2)            427,739     397,899     386,332    344,579    323,410     298,719     7.4
------------------------  ---------------------------------------------------------------------
Income before income
 taxes and extraordinary
 item                         184,497     388,953     317,219    259,764    223,623     191,821     (.8)
Income taxes                   67,023     131,799     111,442     92,420     75,216      62,585     1.4
------------------------  ---------------------------------------------------------------------
Income before
 extraordinary item           117,474     257,154     205,777    167,344    148,407     129,236    (1.9)
Extraordinary item (3)             --          --          --         --         --      (1,709)     --
------------------------  ---------------------------------------------------------------------
Net income                $   117,474     257,154     205,777    167,344    148,407     127,527    (1.6)
=========================================================================================================

Per Share
Basic income              $       .57        1.25        1.00        .82        .73         .63    (2.0)
Diluted income                    .57        1.23         .98        .80        .72         .62    (1.7)
Cash dividends                    .48        .375         .32        .23        .20         .18    21.7
Book value                       6.22        6.26        5.49       5.22       4.68        4.46     6.9
Average shares
 outstanding:
 Basic                        205,397     206,126     205,443    204,220    203,746     201,273      .4
 Diluted                      207,496     209,114     209,060    208,849    207,231     206,316      .1

Average Balances
Assets                    $16,077,964  14,352,669  12,821,061 11,678,315 10,678,204   9,679,720    10.7
Loans                      10,619,413   9,374,838   8,424,970  7,623,787  6,797,844   6,006,104    12.1
Earning assets             15,147,921  13,723,996  12,088,073 11,048,493 10,103,144   9,114,958    10.7
Deposits                   11,638,971  10,816,021   9,906,402  9,012,305  8,333,156   7,696,594     8.6
Interest-bearing
 liabilities               13,142,851  11,572,554  10,248,982  9,386,151  8,631,981   7,868,364    10.8
Stockholders' equity        1,298,885   1,216,817   1,098,418  1,012,264    910,226     806,247    10.0

Selected Period End
 Balances
Assets                     16,553,514  15,133,786  13,954,816 12,181,660 11,394,144  10,569,807     9.4
Loans                      11,033,252  10,047,370   8,964,110  7,954,803  7,314,540   6,387,127    11.6
Allowance for loan
 losses                       143,614     139,822     129,063    115,549    101,102      88,015    10.3
Deposits                   11,982,283  11,322,404  10,746,650  9,515,470  8,966,281   8,212,213     7.8
Stockholders' equity        1,278,554   1,289,497   1,127,707  1,066,869    954,058     898,131     7.3
Ratios
Return on average assets          .73%       1.79        1.60       1.43       1.39        1.32
Return on average equity         9.04       21.13       18.73      16.53      16.30       15.82
Net interest margin,
 taxable equivalent              4.08        4.39        4.52       4.45       4.33        4.42
Net loan losses to
 average loans                    .16         .19         .22        .27        .28         .20
Dividend payout ratio           84.21       30.00       32.00      28.05      27.40       28.57
Average equity to
 average assets                  8.08        8.48        8.57       8.67       8.52        8.33

(1) Other income in 1997 and 1996 includes $2.3 million and $5.9 million, re-spectively, of gain on the sales of certain assets.
(2) Other expenses include a $1.7 million penalty on the restructuring of cer-tain borrowings in 2000 and the FDIC's levy of a $14.2 million special as-sessment to recapitalize the SAIF in 1996.
(3) The extraordinary item resulted from a prepayment penalty on the early ex-tinguishment of debt and decreased basic and diluted earnings per share by $.01.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Our objective is to provide a concise but complete understanding of the consolidated financial condition and results of operations of National Com-merce Bancorporation ("NCBC" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries as of and for the years ended Decem-ber 31, 2000, 1999 and 1998. NCBC is a registered bank holding company which provides diverse financial services through a regional network of banking sub-sidiaries and a national network of nonbank subsidiaries. Our banking subsidi-aries are Central Carolina Bank and Trust Company ("CCB"), a $9.3 billion in-stitution based in North Carolina, National Bank of Commerce ("NBC"), a $7.1 billion institution based in Tennessee and NBC Bank, FSB, a $25.7 million in-stitution based in Mississippi (collectively, the "Subsidiary Banks"). Addi-tionally, NCBC owns 49 percent of First Market Bank, FSB, a $615.3 million in-stitution based in Virginia. NCBC's other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an investment advisor; First Mercantile Trust ("First Mer-cantile"), a provider of processing and other services for retirement plans; First Mercantile Capital Management, Inc. ("First Mercantile Capital"), a pro-vider of professional money management services for employee benefit plans; U.S.I. Alliance, a provider of security programs in the long-term care indus-try; National Commerce Capital Trust I, a special purpose entity formed to of-fer floating-rate capital trust pass-through securities; and Monroe Proper-ties, an inactive subsidiary that has held foreclosed real estate. Addition-ally, both CCB and NBC have wholly-owned subsidiaries that provide a variety of services including in-store bank consulting, trust, investment advisory, insurance, broker/dealer and leasing services. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

   This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) related to anticipated fu-ture operating and financial performance, business initiatives, growth oppor-tunities and growth rates, other similar forecasts and statements of expecta-tions. Words such as "expects", "plans", "estimates", "projects", "objectives" and "goals" and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates reflecting the best judgment of senior management. A variety of factors could cause actual results and experience to differ materi-ally from the anticipated results or other expectations expressed in such for-ward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, eco-nomic recession, significant changes in the federal and state legal and regu-latory environment, significant underperformance in NCBC's portfolio of out-standing loans and competition in our markets. Other factors set forth from time to time in NCBC's reports and registration statements filed with the Se-curities and Exchange Commission should also be considered.

   NCBC does not assume any obligation to update these forward-looking state-ments or to update the reasons why actual results could differ from those pro-jected in the forward-looking statements.

Acquisitions

   In July 2000, NCBC merged with CCB Financial Corporation, an $8.8 billion bank holding company headquartered in Durham, North Carolina. Additionally, in April 2000, NCBC merged with Piedmont Bancorp, Inc., a $151 million bank hold-ing company headquartered in Hillsborough, North Carolina. Both transactions were accounted for as poolings-of-interests and accordingly, all prior period consolidated financial statements and selected financial data have been re-stated to include the combined results of operations and financial position as though the mergers had occurred at the beginning of the earliest period pre-sented. NCBC acquired First Mercantile and First Mercantile Capital in July 2000 in a transaction accounted for as an immaterial pooling. Results of their operations are included in the third and fourth quarters. These three transac-tions resulted in the issuance of 97.3 million shares of common stock. In a March 2000 transaction accounted for as a purchase, TransPlatinum Service Corp. acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry.

Results of Operations

 Performance Overview

   The 2000 acquisitions provide NCBC with an expanded customer base, addi-tional avenues of revenue generation and opportunities for greater operating efficiencies. With regulatory changes allowing new competition into the finan-cial services industry, we continually monitor the services and products of-fered as well as investigate new sources of revenue. We believe that our mul-ti-channel distribution strategy will serve us well in our ever-changing com-petitive environment. Our delivery channels include in-store and traditional branches, direct mail, telephone, ATM and internet banking. We feel that these options allow us to deliver high-quality products, customer service and conve-nience at a low cost.

   Our 2000 financial results were significantly impacted by two non-recurring items, merger and conversion-related expenses and losses on interest rate swaps. During 1999, we realized a non-recurring gain from the sale of credit card receivables. Excluding these items and the other non-recurring items de-scribed below, our diluted earnings per share totaled $1.27 compared to 1999's $1.14 and returns on average assets and average equity were 1.63% and 20.23% compared to 1999's 1.66% and 19.55%.

   Net income in 2000 totaled $117.5 million compared to 1999's $257.2 million which equated to $.57 per diluted share in 2000 versus $1.23 in 1999. Net in-come per diluted share was $.98 in 1998. Returns on average assets and average stockholders' equity in 2000 were .73% and 9.04%, respectively, compared to 1999's 1.79 % and 21.13%. These ratios were 1.60% and 18.73% in 1998. Table 1 compares the contributions to net income per diluted share by income statement caption for the years ended December 31, 2000, 1999 and 1998 and the respec-tive changes from year to year.

T A B L E 1
                    Components of Diluted Income Per Share

                            Years Ended December 31      Change From
                            ------------------------ -------------------
                              2000    1999    1998   2000/1999 1999/1998
                            --------------------------------------------
Interest income             $   6.03    5.15    4.73    .88       .42
Interest expense                3.20    2.38    2.20    .82       .18
--------------------------  -----------------------------------------
Net interest income             2.83    2.77    2.53    .06       .24
Provision for loan losses        .10     .14     .13   (.04)      .01
--------------------------  -----------------------------------------
Net interest income after
 provision                      2.73    2.63    2.40    .10       .23
Other income (1)                1.19    1.14     .96    .05       .18
Other expenses (2)              3.03    1.91    1.85   1.12       .06
--------------------------  -----------------------------------------
Income before income taxes       .89    1.86    1.51   (.97)      .35
Income taxes                     .32     .63     .53   (.31)      .10
--------------------------  -----------------------------------------
Net income (1) (2)          $    .57    1.23     .98   (.66)      .25
=====================================================================

(1) Other income in 2000 includes $.02 ($.01 after-tax) of non-recurring secu-rities losses and in 1999 includes gains totaling $.15 per diluted share ($.09 after-tax) realized in the sale of credit card receivables.
(2) Other expenses in 2000 include merger-related and other conversion expense totaling $.60 ($.45 after-tax) and losses on interest rate swaps totaling $.37 ($.24 after-tax). Other expenses in 1999 includes merger-related ex-pense totaling $.01 per diluted share (no effect after-tax).

-------------------------------------------------------------------------------

 Operating Income

   Operating income, which we define as income before non-recurring items, in-creased to $262.8 million, a 10.5% increase over 1999's $237.9 million. Over the past five years, our results of operations have been significantly im-pacted by the non-recurring items described below:

   . In 2000, we recognized $77.2 million ($50.2 million after-tax) of unrealized losses on interest rate swaps which did not qualify for hedge ac-counting under SFAS No. 133. We entered into the swaps in the first half of the year during a rising interest rate environment. By entering into these contracts, we reduced our interest rate sensitivity to wholesale funding. When the rate environment changed in the latter half of 2000, we incurred losses on the swaps which were recognized as a charge to earnings. The swaps were termi-nated in the first quarter of 2001.

   . To effect the mergers in 2000, 1999 and 1997, we incurred $122.9 million, $1.2 million and $17.9 million, respectively, of merger-related expense which included severance and other employee benefit costs, excess facilities costs, system conversion costs and other transaction-related expenses. Additionally in 2000, we incurred a $1.7 million penalty on restructuring certain borrowings and realized $4.6 million of non-recurring securities losses as we refined the interest rate profile of our consolidated entity. The 2000 after-tax effect of the merger-related expense and other conversion expenses was $95.1 million. After-tax merger-related expense was $.7 million in 1999 and $13.1 million in 1997.

   . In 1999 and 1997, we realized gains of $32.8 million ($19.9 million af-ter-tax) and $8 million ($4.9 million after-tax), respectively, on the sale of credit card receivables.

   . During 1997 and 1996, we sold certain assets which resulted in gains of $2.3 million ($1.4 million after-tax) and $5.9 million ($3.6 million after-tax), respectively.

   . During 1996, the Subsidiary Banks paid the Federal Deposit Insurance Cor-poration (the "FDIC") a special one-time levy totaling $14.2 million ($8.6 million after-tax) used to recapitalize the Savings Association Insurance Fund (the "SAIF").

 Net Interest Income

   Net interest income is one of the major determining factors in a financial institution's performance as it is generally the principal source of earnings. It is impacted by the volume, yield/cost and relative mix of both earning as-sets and interest-bearing and non-interest-bearing sources of funds. The dif-ference between earning asset yields (with a taxable equivalent adjustment made to provide comparability between tax-exempt and taxable income) and the average rate paid for interest-bearing funds is measured by the interest rate spread and net interest margin. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 2000.


T A B L E 2

               Average Balances and Net Interest Income Analysis

                                                          Years Ended December 31
                          ---------------------------------------------------------------------------------------
                                      2000                          1999                         1998
                          ------------------------------------------------------------------------------------
                                      Interest  Average            Interest  Average            Interest  Average
Taxable Equivalent Basis    Average    Income/  Yield/   Average    Income/  Yield/   Average    Income/  Yield/
-- In Thousands (1)         Balance    Expense   Rate    Balance    Expense   Rate    Balance    Expense   Rate
------------------------  ----------- --------- ------- ---------- --------- ------- ---------- --------- -------
Earning assets:
Loans (2)                 $10,619,413   957,776  9.02%   9,374,838   811,466  8.66    8,424,970   757,211  8.99
U.S. Treasury and U.S.
 Government agencies and
 corporations (3)           3,311,153   231,272  6.98    2,957,812   196,066  6.63    2,698,635   183,890  6.81
States and political
 subdivisions (3)             193,376    15,933  8.24      222,595    18,624  8.37      244,477    20,624  8.44
Equity and other
 securities (3)               780,978    61,608  7.89      672,711    49,016  7.29      260,311    18,021  6.92
Trading account
 securities                    40,064     2,482  6.20       39,338     2,336  5.94       51,163     3,112  6.08
Federal funds sold and
 other short-term
 investments                  149,087     9,782  6.56      371,441    19,279  5.19      339,214    19,767  5.83
Time deposits in other
 banks                         53,850     3,276  6.08       85,261     4,131  4.85       69,303     4,078  5.88
------------------------  ------------------------------------------------------------------------------------
 Total earning assets      15,147,921 1,282,129  8.46%  13,723,996 1,100,918  8.02   12,088,073 1,006,703  8.33
                                      ---------------              ---------------              ---------------
Non-earning assets:
Cash and due from banks       406,338                      413,936                      383,254
Premises and equipment        170,261                      146,889                      129,474
All other assets, net         353,444                       67,848                      220,260
------------------------  -----------                   ----------                   ----------
 Total assets             $16,077,964                   14,352,669                   12,821,061
=====================================                   ==========                   ==========
Interest-bearing
 liabilities:
Savings and time
 deposits                 $10,274,323   493,389  4.80%   9,524,677   396,578  4.16    8,682,557   379,653  4.37
Short-term borrowed
 funds                      1,300,187    76,895  5.91      943,887    43,559  4.61      671,774    32,243  4.80
Federal Home Loan Bank
 advances                   1,528,976    91,856  6.01    1,064,546    55,947  5.26      758,465    39,718  5.24
Long-term debt                 39,365     2,597  6.60       39,444     2,603  6.60      136,186     8,371  6.15
------------------------  ------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities              13,142,851   664,737  5.06%  11,572,554   498,687  4.31   10,248,982   459,985  4.49
------------------------              ---------------              ---------------              ---------------
Other liabilities and
 stockholders' equity:
Demand deposits             1,364,648                    1,291,344                    1,223,845
Other liabilities             221,664                      222,051                      199,925
Capital trust pass-
 through securities            49,916                       49,903                       49,891
Stockholders' equity        1,298,885                    1,216,817                    1,098,418
------------------------  -----------                   ----------                   ----------
 Total liabilities and
  stockholders' equity    $16,077,964                   14,352,669                   12,821,061
=====================================                   ==========                   ==========
Net interest income and
 net interest margin (4)              $ 617,392  4.08%               602,231  4.39                546,718  4.52
========================              ===============              ===============              ===============
Interest rate spread (5)                         3.40%                        3.71                         3.84
========================                         ====                         ====                         ====

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2000, 1999 and 1998.
(2) The average loan balances include non-accruing loans.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

-------------------------------------------------------------------------------

   As experienced by most financial institutions during 2000, we were subject to increased pressure on our net interest margin. The net interest margin was 4.08% in 2000, 31 basis points lower than 1999's 4.39%. Over this same period, net interest income on a taxable equivalent basis grew $15.2 million to $617.4 million. The principal factors impacting NCBC's yields, costs and net interest income are discussed below.

 Interest Rates

   During the second half of 1999, interest rates began to climb in small in-crements as the Federal Reserve increased the target federal funds rate. Changes in the federal funds rate generally affect other interest rates. This trend continued during the first half of 2000 as the Federal Reserve continued to increase the discount rate 25 basis points in February and March. A final 50 basis point increase in the discount rate occurred in May. The prime rate began the year at 8.50% and ended the year at 9.50%. Consequently, 2000's yield on loans improved 36 basis points to 9.02% and our yield on earning as-sets improved 44 basis points to 8.46%. Unfortunately, our cost of interest-bearing liabilities increased also. The cost of savings and time deposits in-creased in 2000 by 64 basis points to 4.80% and the cost of total interest-bearing liabilities increased by 75 basis points to 5.06%. This is consistent with our interest-sensitivity, as increases in interest rates generally de-crease our net interest margin. Our interest rate spread for the year tight-ened to 3.40% compared to 1999's 3.71% and 1998's 3.84%. Management antici-pates decreases in interest rates during 2001 as the Federal Reserve acts to combat recession fears and perceived slowdowns in the economy. We expect our net interest margin to improve in this environment. See Table 3 for further analysis of the effects of volume and rate on net interest income.

 Interest-Earning Assets

   The 2000 growth in the earning asset portfolio was $1.4 billion on average of which $1.2 billion was due to strong loan demand. Due to this demand, our mix of earning assets shifted slightly. Lower-earning fed funds and time de-posits in other banks which were over 3.3% of earning assets in 1999 and 1998 fell to 1.34% in 2000. Management anticipates a continuation of strong loan growth in 2001 although at a slower rate than in 2000. Average earning assets as a percentage of total average assets has been between 94% and 95% over the last three years.

 Interest-Bearing Liabilities

   Our loan growth has been more rapid than our growth in lower-cost deposits which has resulted in the need to fund loan growth in part with higher-cost funding sources. Average savings and time deposits grew $749.6 million and de-mand deposits grew $73.3 million from 1999's levels. Substantially all depos-its originate within the Subsidiary Banks' market areas. As with the rest of the financial institutions industry, we have seen decreased growth rates in traditional deposits as consumers elect other savings and investment opportu-nities.

T A B L E 3
                       Volume and Rate Variance Analysis

                                           Years Ended December 31
                          -----------------------------------------------------------
                                      2000                           1999
                          -----------------------------------------------------------
Taxable Equivalent Basis   Volume      Rate     Total     Volume     Rate     Total
-- In Thousands (1) (2)   Variance   Variance  Variance  Variance  Variance  Variance
------------------------  -----------------------------------------------------------
Interest income:
Loans                     $111,421     34,889  146,310     82,877   (28,622)  54,255
U.S. Treasury and U.S.
 Government agencies and
 corporations               24,416     10,790   35,206     17,167    (4,991)  12,176
States and political
 subdivisions               (2,406)      (285)  (2,691)    (1,830)     (170)  (2,000)
Equity and other
 securities                  8,331      4,261   12,592     29,983     1,012   30,995
Trading account
 securities                     43        103      146       (706)      (70)    (776)
Federal funds sold and
 short-term investments    (13,654)     4,157   (9,497)     1,788    (2,276)    (488)
Time deposits in other
 banks                      (1,749)       894     (855)       841      (788)      53
------------------------  ----------------------------------------------------------
 Increase (decrease) in
  interest income          126,402     54,809  181,211    130,120   (35,905)  94,215
------------------------  ----------------------------------------------------------
Interest expense:
Savings and time
 deposits                   32,765     64,046   96,811     35,702   (18,777)  16,925
Short-term borrowed
 funds                      19,081     14,255   33,336     12,634    (1,318)  11,316
Federal Home Loan Bank
 advances                   27,064      8,845   35,909     16,077       152   16,229
Long-term debt                  (6)        --       (6)    (6,341)      573   (5,768)
------------------------  ----------------------------------------------------------
 Increase (decrease) in
  interest expense          78,904     87,146  166,050     58,072   (19,370)  38,702
------------------------  ----------------------------------------------------------
Increase (decrease) in
 net interest income      $ 47,498    (32,337)  15,161     76,213   (20,700)  55,513
------------------------------------------------------------------------------------

(1)The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2000, 1999 and 1998.
(2) The rate/volume variance for each category has been allocated on a consis-tent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.

-------------------------------------------------------------------------------

 Non-Interest Income and Non-Interest Expenses

   Our levels of non-interest income are, and will continue to be, a signifi-cant factor in determining our financial success considering the previously discussed tightening of interest rate spreads and margins. Non-interest in-come, excluding net securities gains and losses and the non-recurring gain from the credit card sale, totaled $250.9 million in 2000 compared to 1999's $206.1 million, a 21.7% increase. Increases in non-interest income were due to growth of the asset and customer bases of the Subsidiary Banks, a stronger em-phasis on the collection of fees for services rendered and revenue growth by our nonbank subsidiaries. The acquisition of First Mercantile added $16.2 mil-lion of non-interest income in 2000. Non-interest income, excluding net secu-rities gains and losses, totaled $199.1 million in 1998. The five-year com-pound growth rate for non-interest income was 15.1% at December 31, 2000.

   Service charges on deposit accounts continue to be our largest source of non-interest income, totaling $102.1 million in 2000, $88.7 million in 1999 and $74.1 million in 1998. Increases were due primarily to an increase in the number of accounts subject to service charges, repricing of certain customer services and ATM surcharge income on our expanding ATM network.

   Over the past two years, trust and custodian fees grew to $40 million in 2000 from 1998's $20.2 million due to trust businesses acquired and growth of assets managed. Expansion of trust operations have resulted from the 2000 ac-quisition of First Mercantile, the 1998 acquisition of an institutional trust business in Florida, the opening of a Virginia trust office in 1998 and expan-sion of trust offices in the Subsidiary Banks. Managed and custodial assets totaled $10.5 billion at December 31, 2000 and $8 billion at December 31, 1999. We anticipate further growth in the Trust area as the trust offices/operations formed or acquired in the past three years continue to ma-ture.

   Broker/dealer revenue and other commissions income totaled $36.6 million in 2000, $31.9 million in 1999 and $31.2 million in 1998. Institutional broker/dealer revenue is derived from an NBC subsidiary and increased $2.5 million during 2000. Retail brokerage services are offered through an affilia-tion with an independent brokerage firm. Retail brokerage fees and insurance commissions increased $2.2 million. Management anticipates continued increases in broker/dealer revenues as our investment of capital resources comes to fru-ition.

   Negative goodwill (the excess of net assets acquired over costs) totaling $33.6 million was recorded in connection with acquisitions completed in 1993 and is being accreted to income over a ten-year period on a straight-line ba-sis. Accretion of negative goodwill totaled $3.4 million in 2000, 1999 and 1998. Also included in "other operating income" are gains on sales of branches totaling $1.1 million in both 1999 and 1998.

   Non-interest expense, excluding non-recurring items, rose $28.1 million in 2000 to $426 million over 1999's $397.9 million, a 7.1% increase. Non-interest expense in 1998 totaled $386.3 million. Personnel expense grew 3.4% from 1999's $225.9 million to $233.5 million in 2000. Net occupancy and equipment expenses were up $4.6 million for the year ended December 31, 2000. Other op-erating expense increased by $15.9 million in 2000 over 1999's $114.7 million. Other operating expense categories which increased in 2000 included legal and professional services, external data processing services and telecommunica-tions expense. As reported in Table 4, total non-interest expense as a per-centage of average assets improved to 2.65% in 2000 from 1999's 2.77% indicat-ing that non-interest expenses grew at a slower rate than average assets.

   Table 4 presents various operating efficiency ratios for the prior five years (excluding the impact of non-recurring items). Management's goal is to achieve an efficiency ratio of approximately 43% by fourth quarter 2001.

T A B L E  4

                          Operating Efficiency Ratios

                                                 Years Ended December 31
                                              ------------------------------
                                              2000   1999  1998  1997  1996
                                              ------------------------------
As a percentage of average assets:
 Non-interest income (1)                       1.57%  1.43  1.56  1.45  1.40
--------------------------------------------- ------------------------------
 Personnel expense                             1.45   1.57  1.54  1.53  1.50
 Occupancy and equipment expense                .39    .40   .39   .39   .39
 Other operating expense (2)                    .81    .80  1.09  1.03  1.01
--------------------------------------------- ------------------------------
 Total non-interest expense                    2.65   2.77  3.02  2.95  2.90
--------------------------------------------- ------------------------------
 Net overhead (non-interest expense less non-
  interest income)                             1.08%  1.34  1.46  1.50  1.50
============================================================================
Non-interest expense as a percentage of net
 interest income and non-interest
 income (1) (2) (3)                           48.99% 49.25 51.70 52.15 52.68

(1) Excludes non-recurring securities losses in 2000, the sales of credit card receivables in 1999 and 1997 and gains on sales of certain assets in 1997 and 1996.
(2) Excludes the losses on interest rate swaps in 2000; merger-related ex-penses in 2000, 1999 and 1997; the penalty on restructuring certain borrowings in 2000; and the FDIC special assessment in 1996.
(3) Presented using taxable equivalent net interest income. The taxable equiv-alent basis is computed using a 35% federal tax rate and applicable state tax rates.
-------------------------------------------------------------------------------

 Income Taxes

   Income tax expense was $67 million in 2000, $131.8 million in 1999 and $111.4 million in 1998. NCBC's effective income tax rates were 36.3%, 33.9% and 35.1% in 2000, 1999 and 1998, respectively. Non-deductible merger-related expense resulted in higher effective tax rates in 2000. Net deferred tax lia-bilities totaled $2.8 million as of December 31, 2000. NCBC has determined that no valuation allowance for the deferred tax assets was warranted at De-cember 31, 2000.

 Fourth Quarter Results

   During the fourth quarter of 2000, our net income totaled $8.4 million or $.04 per diluted share compared to 1999's $61.7 million. We recorded the fol-lowing non-recurring items during the fourth quarter of 2000 (after-tax): losses on interest rate swaps of $37.8 million, merger-related expense of $18.7 million, non-recurring securities losses of $2.8 million and $1.1 mil-lion of penalty on restructuring certain borrowings. In 1999's fourth quarter, $.7 million of merger-related expense was incurred. Excluding the effect of these non-recurring items, diluted per share income totaled $.33 compared to 1999's $.30 per diluted share. Income statements for each of the quarters in the five-quarter period ended December 31, 2000 are included in Table 5. Re-turns on average assets for the fourth quarter were .20% in 2000 and 1.64% in 1999; returns on average equity were 2.53% and 18.84%, respectively, in both 2000 and 1999.

   Average assets for the three months ended December 31, 2000 totaled $16.3 billion compared to 1999's $14.9 billion. Average earning assets increased 9.4% to $15.4 billion. The net interest margin for the fourth quarter of 2000 and 1999 was 4.03% and 4.43%, respectively.

T A B L E 5

          Income Statements for Five Quarters Ended December 31, 2000

                                               Three Months Ended
                                    -------------------------------------------
In Thousands Except Per Share Data  12/31/00  9/30/00  6/30/00 3/31/00 12/31/99
----------------------------------  -------------------------------------------
Total interest income               $327,436  320,839  309,400 292,803  282,375
Total interest expense               178,193  175,119  162,933 148,492  133,013
----------------------------------  -------------------------------------------

Net interest income                  149,243  145,720  146,467 144,311  149,362
Provision for loan losses              5,317    5,098    6,194   4,283    7,835
==================================  ===========================================
Net interest income after
 provision                           143,926  140,622  140,273 140,028  141,527
----------------------------------  -------------------------------------------

Service charges on deposits           26,063   26,640   25,921  23,471   22,839
Trust and custodian fees              14,066   14,364    5,943   5,663    5,464
Other service charges and fees        10,251    9,616    8,644   7,920    6,989
Broker/dealer revenue and other
 commissions                          10,751    9,648    7,446   8,760    7,375
Accretion of negative goodwill           839      839      839     839      839
Other operating                        9,395    7,500    8,544   6,962    8,931
Securities gains (losses), net        (4,632)     (32)   1,015     270    1,086
----------------------------------  -------------------------------------------
Total other income                    66,733   68,575   58,352  53,885   53,523
----------------------------------  -------------------------------------------

Personnel                             61,206   57,481   58,132  56,708   56,125
Net occupancy and equipment           16,408   16,059   14,929  14,551   15,150
Losses on interest rate swaps         57,221   12,324    2,917   4,765       --
Merger-related expense                30,679   86,205    6,047      --    1,150
Other operating                       37,267   36,841   29,069  29,088   29,837
----------------------------------  -------------------------------------------
Total other expenses                 202,781  208,910  111,094 105,112  102,262
==================================  ===========================================

Income before income taxes             7,878      287   87,531  88,801   92,788
Income taxes                            (535)  10,412   27,998  29,148   31,054
----------------------------------  -------------------------------------------
Net income (loss)                   $  8,413  (10,125)  59,533  59,653   61,734
===============================================================================

Earnings per common share:
Before non-recurring items (1):
 Basic                              $    .34      .32      .32     .30      .30
 Diluted                                 .33      .32      .32     .30      .30

Net income (loss):
 Basic                                   .04     (.05)     .29     .29      .30
 Diluted                                 .04     (.05)     .29     .29      .29

(1) Non-recurring items include the following (after-tax): in the fourth quar-ter of 2000, $18.7 million of merger-related expense, $37.8 million of losses on interest rate swaps, $2.8 million of non-recurring securities losses, and $1.1 million penalty on the restructuring of certain borrowings; in the third quarter of 2000, $68.8 million of merger-related expense and $7.6 million of losses on interest rate swaps; in the second quarter of 2000, $3.7 million of merger-related expense and $1.8 million of losses on interest rate swaps; in the first quarter of 2000, $3 million of losses on interest rate swaps; and in the fourth quarter of 1999, $.7 million of merger-related expense.
-------------------------------------------------------------------------------

Financial Position

 Loans

   Loans are the largest category of earning assets and generate the highest yields. Loan growth and maintenance of a high quality loan portfolio are key ingredients to improving our earnings. Our loan portfolio is comprised primar-ily of diversified credits with no significant borrower or industry concentra-tion. We believe our strategy of lending to consumers and small- and medium-sized commercial customers allows a higher interest rate spread which helps support the net interest margin.

   Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and are generally originated for retention in the portfolio, with the exception of marketable mortgage loans. Lending of-ficers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. Table 6 presents the year-end breakdown of the major categories of the loan portfolio for the previous five years based upon regulatory classifications.

T A B L E   6

                                Loan Portfolio

                                            As of December 31
                           ----------------------------------------------------
In Thousands                  2000        1999      1998      1997      1996
-------------------------  ----------------------------------------------------
Commercial, financial and
 agricultural              $ 1,226,770  1,266,080 1,176,486 1,086,867 1,031,551
Real estate --
  construction               1,907,042  1,443,639 1,189,335 1,010,827   828,419
Real estate -- mortgage      5,964,287  5,251,833 4,612,547 4,001,235 3,359,143
Consumer                     1,747,281  1,929,492 1,696,811 1,578,405 1,849,925
Revolving credit                58,903     58,913   214,685   212,794   193,561
Lease financing                145,892    109,804    84,760    73,713    61,567
-------------------------  ----------------------------------------------------
 Total gross loans          11,050,175 10,059,761 8,974,624 7,963,841 7,324,166
Less: Unearned income           16,923     12,391    10,514     9,038     9,626
-------------------------  ----------------------------------------------------
 Total loans               $11,033,252 10,047,370 8,964,110 7,954,803 7,314,540
===============================================================================


   Loans in the commercial, financial and agricultural category consist pri-marily of short-term and/or floating rate commercial loans made to medium-sized companies. There is no substantial loan concentration in any one indus-try or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with ad-ditional reliance upon collateral values. We expect moderate to strong growth in these categories during 2001 while maintaining our focus on quality credit underwriting.

   Real estate-mortgage loans consist of loans secured by first or second deeds of trust on primary residences ($3.4 billion or 58% of total real es-tate-mortgage loans), multifamily residential properties and commercial prop-erties. Our general policy is to sell current originations of 30-year, fixed-rate residential mortgages and retain only certain loans in the portfolio. Consequently, we expect very modest growth in this category during 2001.

   Consumer loans consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt ob-ligations, ability and willingness to repay and general economic trends in their decision to extend credit. Revolving credit includes overdraft protec-tion and traditional credit card products. As discussed earlier, the majority of the consumer credit card portfolio was sold in 1999. We retained only com-mercial credit card accounts. We expect only moderate growth during 2001.

   The leasing portfolio increased 33% in 2000 to $145.9 million due to our increasing the number of lenders originating leases. The leasing portfolio is not concentrated in any one line of business or type of equipment. We antici-pate moderate growth in this category during 2001.

T A B L E  7
      Maturities and Sensitivities of Loans to Changes in Interest Rates

                                              As of December 31, 2000
                                        ------------------------------------
                                         Commercial,
                                        Financial and Real Estate-
In Thousands                            Agricultural  Construction   Total
--------------------------------------  ------------------------------------
Due in one year or less                  $  399,960      185,010     584,970
Due after one year through five years:
 Fixed interest rates                       461,153      788,843   1,249,996
 Floating interest rates                     98,999      103,665     202,664
Due after five years:
 Fixed interest rates                       155,521      252,844     408,365
 Floating interest rates                    111,137      576,680     687,817
--------------------------------------  ------------------------------------
  Total                                  $1,226,770    1,907,042   3,133,812
============================================================================


 Investment Securities

   Average investment securities increased 11.4% from 1999. With the 2000 mergers, the investment portfolio was restructured with a greater proportion of investments in U.S. Treasury and U.S. Government agencies and corporations. Taxable securities remain the primary component of the portfolio. See Table 8 for additional information about our investment securities portfolio which is segregated into available for sale and held to maturity categories.

   We segregate debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt securities that we have the positive intent and ability to hold until ma-turity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $2 billion, comprising 44.9% of the total securities portfolio at December 31, 2000. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading securities totaled $74.4 million at December 31, 2000. Debt and equity securities not classified as either held to maturity or as trading securities are classified as avail-able for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of taxes. At December 31, 2000, securities available for sale totaled $2.4 billion, which represented 53.5% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $32.4 million in net unrealized gains at December 31, 2000. After considering appli-cable tax benefits, the mark-to-market adjustment resulted in a $19 million increase to total stockholders' equity. As of December 31, 1999, the mark-to-market adjustment for unrealized losses on available for sale securities to-taled $29.1 million and resulted in a net $18.6 million decrease to total stockholders' equity after applying applicable taxes. We do not currently an-ticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in stockholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

T A B L E  8
                        Investment Securities Portfolio

                                                 As of December 31
                                      -----------------------------------------
                                              2000                 1999
                                      -----------------------------------------
                                      Amortized  Carrying   Amortized Carrying
In Thousands                             Cost      Value      Cost      Value
------------------------------------  -----------------------------------------
Securities Available for Sale
U.S. Treasury                         $   53,624    55,295    382,839   383,616
U.S. Government agencies and
 corporations                          1,556,703 1,582,051  1,445,908 1,418,411
States and political subdivisions        111,222   113,831    123,831   125,271
Debt and equity securities               647,538   650,349    219,002   215,197
------------------------------------  -----------------------------------------
 Total securities available for sale  $2,369,087 2,401,526  2,171,580 2,142,495
===============================================================================

Maturity and Yield Schedule as of December 31, 2000

                                                 Weighted
                                       Carrying   Average
                                        Value    Yield (1)
                                      --------------------
U.S. Treasury:
 Within 1 year                        $   20,905      5.42%
 After 1 but within 5 years               34,390      7.72
------------------------------------  --------------------
 Total U.S. Treasury                      55,295      6.80
------------------------------------  --------------------
U.S. Government agencies and
 corporations:
 Within 1 year                            90,044     11.52
 After 1 but within 5 years              177,357      7.42
 After 5 but within 10 years             476,214      7.14
 After 10 years (2)                      838,436      7.24
------------------------------------  --------------------
 Total U.S. Government agencies and
  corporations                         1,582,051      7.47
------------------------------------  --------------------
States and political subdivisions:
 Within 1 year                            12,803      7.21
 After 1 but within 5 years               33,387      7.31
 After 5 but within 10 years              57,764      8.69
 After 10 years                            9,877      8.98
------------------------------------  --------------------
 Total state and political
  subdivisions                           113,831      8.14
------------------------------------  --------------------
Debt and equity securities               650,349      7.48
------------------------------------  --------------------
 Total securities available for sale  $2,401,526      7.49%
==========================================================

                                                 As of December 31
                                      -----------------------------------------
                                              2000                 1999
                                      -----------------------------------------
                                       Carrying   Market    Carrying   Market
                                        Value      Value      Value     Value
                                      -----------------------------------------
Securities Held to Maturity
U.S. Government agencies and
 corporations                         $1,434,282 1,407,912  1,322,500 1,250,809
States and political subdivisions         73,995    77,109     81,995    84,204
Debt securities                          506,811   499,679    431,982   411,740
------------------------------------  -----------------------------------------
 Total securities held to maturity    $2,015,088 1,984,700  1,836,477 1,746,753
===============================================================================

Maturity and Yield Schedule as of December 31, 2000

                                                 Weighted
                                       Carrying   Average
                                        Value    Yield (1)
                                      ---------- ---------
U.S. Government agencies and
 corporations:
 Within 1 year                        $   50,017      7.36%
 After 1 but within 5 years                3,024      6.23
 After 5 but within 10 years             838,850      6.68
 After 10 years (2)                      542,391      6.53
------------------------------------  --------------------
 Total U.S. Government agencies and
  corporations                         1,434,282      6.64
------------------------------------  --------------------
States and political subdivisions:
 Within 1 year                               159      0.82
 After 1 but within 5 years               19,704      8.26
 After 5 but within 10 years              46,347      8.69
 After 10 years                            7,785      8.68
------------------------------------  --------------------
 Total state and political
  subdivisions                            73,995      8.56
------------------------------------  --------------------
Debt securities                          506,811      7.07
------------------------------------  --------------------
 Total securities held to maturity    $2,015,088      6.82%
==========================================================

(1) Where applicable, the weighted average yield is computed on a taxable equivalent basis using a 35% federal tax rate and applicable state tax rates.
(2) The amount shown consists primarily of mortgage-backed securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.

 Deposits

   Average deposits grew 7.6% to $11.6 billion during 2000. Interest-bearing deposits as a percentage of total deposits remained at 88% in both 2000 and 1999. Demand deposits on average grew $73.3 million in 2000. As noted previ-ously, we have experienced lower levels of deposit growth due to competitive pressures from other investment opportunities available to consumers. In addi-tion, higher interest rates in 2000 resulted in increased debt service pay-ments for consumers and businesses, constraining growth in deposit balances. See Table 9 for average deposits by type for the three-year period ended De-cember 31, 2000.

T A B L E  9
                               Average Deposits

                                         Years Ended December 31
                         --------------------------------------------------------
                                2000                1999              1998
                         --------------------------------------------------------
                           Average   Average  Average   Average  Average  Average
In Thousands               Balance    Rate    Balance    Rate    Balance   Rate
-----------------------  -----------------------------------------------------
Savings and time
 deposits:
Savings, NOW and money
 market accounts         $ 4,357,973  3.37%   4,310,233  2.92   4,047,349  3.07
Time                       5,916,350  5.85    5,214,444  5.19   4,635,208  5.51
-----------------------  -----------------------------------------------------
 Total savings and time
  deposits                10,274,323  4.80%   9,524,677  4.16   8,682,557  4.37
                                      ====               ====              ====
Demand deposits            1,364,648          1,291,344         1,223,845
-----------------------  -----------         ----------         ---------
 Total deposits          $11,638,971         10,816,021         9,906,402
====================================         ==========         =========

 Long-Term Debt and Other Borrowings

   NCBC's ratio of average long-term debt to average equity remained stable at approximately 3% for 2000 and 1999. Average FHLB advances increased $464.4 million in 2000 due to the need to fund our loan growth. The new borrowings are primarily FHLB advances with maturities in excess of one year.

Capital Resources

   We have had a higher than needed capital position due to acquisitions and strong earnings growth over the past five years. Our average equity to average assets ratio remains strong at 8.08% and 8.48% for 2000 and 1999, respective-ly.

 Equity Capital

   Management plans to continue its efforts to increase the return on average equity while providing stockholders with a reasonable cash return. A stock re-purchase plan was authorized beginning in 1996 for purposes of offsetting stock issuances planned for stock option and other employee benefit plans. During 2000, 1999 and 1998, a total of 14.4 million shares have been repur-chased. Substantially all have been re-issued under employee benefit plans as of the end of 2000. Management plans to maintain a dividend payout ratio be-tween 30 and 40 percent of operating income in order to achieve continued in-ternal capital growth. Table 10 presents our rate of internal capital growth for each of the five previous years.

T A B L E  10
                        Rate of Internal Capital Growth

                                        2000(1) 1999(1) 1998  1997(1) 1996(1)
                                        -----------------------------------
Average assets to average equity times   12.41x  11.78  11.71  11.54   11.71
Return on average assets equals           1.63%   1.66   1.60   1.49    1.44
--------------------------------------  ------------------------------------
Return on average equity times           20.23%  19.55  18.73  17.20   16.86
Earnings retained equals                 62.28%  64.41  64.45  65.57   68.40
--------------------------------------  ------------------------------------
Rate of internal capital growth          12.60%  12.59  12.07  11.28   11.53
============================================================================

(1) Excludes the after-tax impact of non-recurring items as applicable: for 2000, merger-related and other conversion expenses of $95.1 million and losses from interest rate swaps of $50.2 million; for 1999, gain from sale of credit card receivables of $19.9 million and $.7 million of merger-re-lated expense; for 1997, merger-related expense of $13.1 million and gains on sales of credit card receivables and certain assets of $6.3 million;
    and for 1996, gains on sales of certain assets of $3.6 million and special deposit assessments of $7.8 million.
-------------------------------------------------------------------------------

   NCBC's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in Table 11 represent the high, low and closing sales prices and cash dividends declared per share for the indicated periods.

T A B L E  11
                          Stock Prices and Dividends

                      Prices         Cash
                                   Dividends
                                   Declared
                ------------------
                 High   Low  Close
                ----------------------
2000
First quarter   $22.69 15.50 18.50    .11
Second quarter   19.94 16.06 16.06    .11
Third quarter    20.13 15.25 19.94    .13
Fourth quarter   25.19 17.65 24.75    .13
--------------  ----------------------------

1999
First quarter   24.38  17.56 22.81    .09
Second quarter  25.69  21.88 21.88    .09
Third quarter   23.88  20.50 21.97    .09
Fourth quarter  26.44  21.50 22.69    .11
--------------------------------------------

 Regulatory Capital

   Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. NCBC and the Subsidiary Banks continue to maintain higher capital ratios than required un-der regulatory guidelines. Table 12 discloses NCBC's components of capital, risk-adjusted asset information and capital ratios.

T A B L E 12
                        Capital Information and Ratios

                                 As of December 31
                               -----------------------
In Thousands                      2000         1999
------------------------------ -----------------------
Tier I capital                 $ 1,262,887   1,313,062
Tier II capital:
 Allowable loan loss allowance     143,614     136,439
 Subordinated debt                  13,194      19,791
 Other                                  --         180
------------------------------ -----------------------
  Total capital                $ 1,419,695   1,469,472
======================================================
Risk-adjusted assets           $12,277,324  10,913,607
Average regulatory assets       16,323,043  14,861,378
Tier I capital ratio                 10.29%      12.03
Total capital ratio                  11.56       13.46
Leverage ratio                        7.74        8.84
------------------------------------------------------

   Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of December 31, 2000.

Asset Quality

   Non-performing assets (non-accrual loans, other real estate acquired through loan foreclosures and restructured loans) and risk assets (non-per-forming assets plus accruing loans 90 days or more past due) at the end of each of the previous five years are presented in Table 13. Risk assets to to-tal assets were .26%, .21% and .22% at December 31, 2000, 1999 and 1998, re-spectively. Our allowance for loan losses to risk assets was 3.37 times at De-cember 31, 2000 compared to 4.42 times and 4.22 times at December 31, 1999 and 1998, respectively.

T A B L E 13
                         Nonperforming and Risk Assets

                                                  As of December 31
                                         ------------------------------------
In Thousands                              2000     1999   1998   1997   1996
---------------------------------------- ------------------------------------
Non-accrual loans (1)                    $ 7,219  17,248 18,061 16,991 16,613
Other real estate acquired through loan
 foreclosures                              6,799   3,143  1,233  1,367  2,471
Restructured loans                         2,232   2,251    840    941  1,161
---------------------------------------- ------------------------------------
Total nonperforming assets                16,250  22,642 20,134 19,299 20,245
Accruing loans 90 days or more past due   26,362   9,025 10,425  7,090  7,047
---------------------------------------- ------------------------------------
Total risk assets                        $42,612  31,667 30,559 26,389 27,292
=============================================================================
Ratio of non-performing assets to:
 Loans outstanding and other real estate
  acquired through loan foreclosures         .15%    .23    .22    .24    .28
 Total assets                                .10     .15    .14    .16    .18
Ratio of total risk assets to:
 Loans outstanding and other real estate
  acquired through loan foreclosures         .39     .32    .34    .33    .37
 Total assets                                .26     .21    .22    .22    .24
Allowance for loan losses to total risk
 assets                                     3.37x   4.42   4.22   4.38   3.70

(1) For the years ended December 31, 2000, 1999 and 1998, gross interest in-come that would have been recorded during the year on the non-accrual loans listed above, if the loans had been current in accordance with their original terms, would have amounted to approximately $727,000 in 2000, $1,307,000 in 1999 and $1,138,000 in 1998. Gross interest income included in net income on these non-accrual loans amounted to approximately $291,000, $322,000 and $288,000 for the years ended December 31, 2000,
    1999 and 1998, respectively. These amounts also include interest from prior years collected during the respective years.

-------------------------------------------------------------------------------

   Our general non-accrual policy is to place credits in a non-accrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is 90 days or more past due (unless de-termined that the collectibility is not reasonably considered in doubt). Sub-sequent to the 2000 mergers, we conformed our non-accrual policy between the Subsidiary Banks. Consequently, the levels of non-accrual loans and accruing loans 90 days or more past due shifted between categories from the levels pre-sented for prior years.

   Loans are considered impaired if it is probable that we will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral-dependent loan. Any impairment losses are recog-nized through charges to the allowance for loan losses. At December 31, 2000 and 1999, impaired loans amounted to $12.5 million and $9 million, respective-ly. Impaired loans totaling $6 million were not accruing interest at December 31, 2000 and $6.5 million were not accruing interest at December 31, 1999. The related allowance for loan losses on these loans amounted to $3.6 million and $1.9 million at December 31, 2000 and 1999, respectively.

   Table 14 presents a summary of loss experience and the allowance for loan losses for the previous five years. Net charge-offs in the five-year period ended 2000 occurred primarily in revolving credit and consumer loans. Revolv-ing credit net charge-offs declined in 1999 and 2000 due to the 1999 sale of credit card receivables. As part of this sale, we decreased our loan loss al-lowance by $2 million.

   NCBC's provision for loan losses was $20.9 million, $29.5 million and $27.9 million in 2000, 1999 and 1998, respectively. The ratio of allowance for loan losses to loans outstanding was 1.30%, 1.39% and 1.44% at December 31, 2000, 1999 and 1998, respectively. The 2000 reductions in provision and in the al-lowance-to-loans outstanding ratio, as compared to 1999, reflected primarily improvements in asset quality as evidenced by the reduction in net charge-offs as a percentage of average loans, from .19% in 1999 to .16% in 2000, and a fa-vorable change in mix of our loan portfolio. During 2000, the Subsidiary Banks' real estate-construction portfolio, which has historically experienced a low level of net charge-offs, increased from 14% to 17% of the total loan portfolio. Also in 2000, the consumer loan portfolio, which has typically ac-counted for approximately 60% of all net charge-offs, declined from 19% of to-tal loans to 16%. The majority of this decline resulted from exiting our busi-ness affiliation with State Farm which was a source of indirect auto loans. As a result of these factors, we reduced our unallocated allowance component by $7 million in 2000. The decline in net charge-offs and improved portfolio mix were partially offset by higher levels of risk assets and internally classi-fied assets, primarily in the commercial, financial and agricultural loan cat-egory.

   The increase in loan loss provision in 1999 as compared to 1998 was primar-ily attributable to our assessment of increased risk in our consumer loan portfolio, which grew 22% in 1999, and an increase in the unallocated loss al-lowance. The increase in the unallocated allowance reflected our concern about the impact of rising interest rates on the debt service burden of our consumer and commercial customers.

   Management performs a detailed analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. Management responsible for credit and financial matters perform the assessment and establish the amount of the allowance for loan losses.

   The analysis of individual credit relationships is the first factor in the evaluation process. Individual credit relationships in excess of $500,000 or with specific credit characteristics are evaluated for collectibility and for potential impairment by our independent loan review staff. Impaired loans are measured using the approach specified by SFAS No. 114.

T A B L E 14

       Summary of Loan Loss Experience and the Allowance for Loan Losses

                                        Years Ended December 31
                          --------------------------------------------------------
In Thousands                 2000         1999       1998       1997       1996
------------------------  --------------------------------------------------------
Balance at beginning of
 year                     $   139,822     129,063    115,549    101,102     88,015
Loan losses charged to
 allowance:
 Commercial, financial
  and agricultural             (2,302)     (1,492)    (1,088)      (996)      (470)
 Real estate --
   construction                   (85)        (62)    (1,057)      (120)      (108)
 Real estate -- mortgage       (3,451)     (2,899)    (1,232)      (802)    (1,439)
 Consumer                     (14,535)    (14,505)   (13,503)   (16,047)   (12,940)
 Revolving credit              (3,122)     (5,519)    (7,066)    (7,344)    (7,633)
 Lease financing                 (193)       (761)    (1,011)    (1,425)    (2,078)
------------------------  --------------------------------------------------------
 Total loan losses
  charged to allowance        (23,688)    (25,238)   (24,957)   (26,734)   (24,668)
========================  ========================================================
Recoveries of loans
 previously charged-off:
 Commercial, financial
  and agricultural                487         542      1,215        141        518
 Real estate --
   construction                    11         482        261         98        305
 Real estate -- mortgage          937         416        275        254        376
 Consumer                       3,479       4,032      3,079      3,672      3,113
 Revolving credit               1,420       1,490      1,490      1,339      1,083
 Lease financing                  254         596        443        655        574
------------------------  --------------------------------------------------------
 Total recoveries of
  loans previously
  charged-off                   6,588       7,558      6,763      6,159      5,969
------------------------  --------------------------------------------------------
Net charge-offs               (17,100)    (17,680)   (18,194)   (20,575)   (18,699)
Provision charged to
 operations                    20,892      29,520     27,872     34,397     31,901
Allowance related to
 credit card receivables
 and loans sold                    --      (1,967)        --         --       (403)
Allowance related to
 acquired financial
 institutions                      --         886      3,836        625        288
------------------------  --------------------------------------------------------
Balance at end of year    $   143,614     139,822    129,063    115,549    101,102
========================  ========================================================
Loans outstanding at end
 of year                  $11,033,252  10,047,370  8,964,110  7,954,803  7,314,540
Ratio of allowance for
 loan losses to loans
 outstanding at end of
 year                            1.30%       1.39       1.44       1.45       1.38
Average loans
 outstanding              $10,619,413   9,374,838  8,424,970  7,623,787  6,797,844
Ratio of net charge-offs
 of loans to average
 loans                            .16%        .19        .22        .27        .28
Ratio of recoveries to
 charge-offs                    27.81       29.95      27.10      23.04      24.20

   Commercial, residential construction, small business and consumer loans not reviewed for impairment under SFAS No. 114 are considered on a portfolio basis as the second factor in the evaluation process. These loans are evaluated as pools of loans using a monthly migration analysis, grouped by risk category. Delinquencies, charge-offs and other indicators of performance are considered. We also review trends which may impact portfolio performance including changes in lending policies and underwriting; trends and volumes of loans; current economic conditions; industry concentrations and other factors. Based upon these assessments, a loss factor is estimated and applied to each grouping.

   As the third factor in the evaluation process, management estimates inher-ent losses which are not identified by reviews of specific credits or the as-sessment of pools of loans. The assessment considers internal grading changes, delinquencies, non-accruals, charge-offs, and criticized/classified assets; changes in lending policies and underwriting; current loan volumes; experience of our lending staff; fraud risk; current economic data and conditions; indus-try, borrower or collateral concentrations; and other factors.

   Our quarterly evaluation process provides for self-correction through peri-odic adjustment of loss factors based on actual experience if unanticipated events are encountered within an individual or group of credits.

   Management believes that the reserve for loan losses is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent reg-ulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examina-tions may result in the regulatory agencies requiring additions to the allow-ance for loan losses based on information available at the date of examina-tion.

   Table 15 presents an allocation of the allowance for loans losses as of the end of the previous five years.

T A B L E 15
                  Allocation of the Allowance for Loan Losses

                                                               As of December 31
                         ----------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                         -------------------------------------------------------------------------------------------
                          Amount     % of               % of               % of               % of               % of
                            of      Loans   Amount of  Loans   Amount of  Loans   Amount of  Loans   Amount of  Loans
                         Allowance in Each  Allowance in Each  Allowance in Each  Allowance in Each  Allowance in Each
In Thousands             Allocated Category Allocated Category Allocated Category Allocated Category Allocated Category
-----------------------  -------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural        $ 33,866    11.1%    21,096    12.6     18,016    13.1     10,416    13.6     11,131    14.1
Real estate --
 construction              15,410    17.3     12,188    14.3     10,093    13.3      5,070    12.7      3,050    11.3
Real estate -- mortgage    20,183    54.0     20,345    52.2     17,517    51.4     12,359    50.3     13,221    45.9
Consumer                   22,086    15.8     27,360    19.2     22,460    18.9     15,705    19.8     15,769    25.3
Revolving credit            4,280      .5      4,499      .6     11,812     2.4     11,161     2.7      7,961     2.6
Lease financing             1,011     1.3        600     1.1        470      .9        319      .9        314      .8
Unallocated portion of
 allowance                 46,778      --     53,734      --     48,695      --     60,519      --     49,656      --
-----------------------  --------------------------------------------------------------------------------------------
 Total                   $143,614   100.0%   139,822   100.0    129,063   100.0    115,549   100.0    101,102   100.0
=====================================================================================================================

Liquidity and Interest-Sensitivity

   Liquidity ensures that adequate funds are available to meet deposit with-drawals, fund loan and capital expenditure commitments, maintain reserve re-quirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by our Subsidiary Banks through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.

   Net cash provided by operating activities and deposits from customers have been our primary sources of liquidity. Correspondent relationships are main-tained with several larger banks enabling the Subsidiary Banks to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and the Subsidiary Banks' lines of credit maintained with the FHLB. These lines of credit are secured by blanket collat-eral agreements on the Subsidiary Banks' mortgage loan portfolios and certain other loans and securities.

   Certificates of deposit in denominations of $100,000 or more are an addi-tional source of liquidity. At December 31, 2000, these accounts totaled $2 billion compared to $1.8 billion at December 31, 1999. During 2000, the maxi-mum month-end balance for certificates of deposit in amounts of $100,000 or more was $2.2 billion. The following is a remaining maturity schedule of these deposits at December 31, 2000 (in thousands):

                                    Over 3   Over 6
                          3 Months Through   Through   Over
                          or Less  6 Months 12 Months 1 Year   Total
                          ---------------------------------------------
      Jumbo and brokered
       deposits           $929,495 217,829   809,803  49,702 $2,006,829

   Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $173.9 million mature in 2001. Securities categorized as available for sale are considered in our asset/liability man-agement strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

   The Parent Company's liquidity is provided though cash dividends from the Subsidiary Banks and its other non-bank subsidiaries as well as its capacity to raise additional borrowed funds as needed.

   In addition to ensuring adequate liquidity, we are concerned with managing interest-sensitivity so as to avoid significant net interest margin fluctua-tions while promoting consistent net income increases during periods of chang-ing interest rates. Interest sensitivity is NCBC's primary market risk and is defined as the risk of economic loss resulting from adverse changes in inter-est rates. This risk of loss can be reflected in reduced potential net inter-est income in future periods. NCBC's market risk arises primarily from inter-est rate risk inherent in its lending and deposit-taking activities. The structure of NCBC's loan and deposit portfolios is such that a significant use or decline in interest rates may adversely impact net interest income. Respon-sibility for both liquidity and interest-sensitivity management rests with the Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while min-imizing the risk associated with changes in interest rates.

   Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more interest rate sensitive than fixed-rate securities and loans. Similarly, time deposits of $100,000 and over and money market accounts are much more interest rate sensitive than savings accounts. The shorter term interest rate sensitiv-ities are the key to measurement of the interest sensitivity gap, or differ-ence between interest-sensitive earning assets and interest-sensitive liabili-ties. Trying to minimize this gap is a continual challenge in a changing in-terest rate environment and one of the objectives of the ALCO. ALCO uses Gap Analysis to determine and monitor the appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

   Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of NCBC's interest-sensitivity position at December 31, 2000 is presented in Table 16. At December 31, 2000, we had a cumulative "negative gap" (interest-sensitive liabilities and interest rate swaps exceed interest-sensitive as-
sets) of $1.7 billion or 10.85% of total earning assetsover a twelve-month ho-rizon. The ratio of interest-sensitive assets to interest-sensitive liabili-ties and interest rate swaps was .78x.

T A B L E 16

                       Interest-Sensitivity Analysis (1)

                                               As of December 31, 2000
                          ----------------------------------------------------------------------
                                                    6 Months               Beyond 1
                            30 Days     6 Months   to 1 Year     Total       Year
In Thousands               Sensitive   Sensitive   Sensitive   Sensitive   Sensitive    Total
------------------------  ----------------------------------------------------------------------
Earning assets:
Time deposits in other
 banks                    $    32,183          --          --      32,183         --      32,183
Federal funds sold and
 other short-term
 investments                   52,572          --          --      52,572         --      52,572
Investment securities
 (2)                          482,044     403,631     267,028   1,152,703  3,231,472   4,384,175
Trading securities             74,417          --          --      74,417         --      74,417
Loans                       2,982,644     867,079     836,129   4,685,852  6,347,400  11,033,252
------------------------  ----------------------------------------------------------------------
 Total earning assets       3,623,860   1,270,710   1,103,157   5,997,727  9,578,872  15,576,599
================================================================================================
Interest-bearing
 liabilities:
Savings deposits            1,769,202     129,170     155,004   2,053,376  2,420,738   4,474,114
Time deposits               1,303,723   1,962,205   1,406,870   4,672,798  1,469,201   6,141,999
Short-term borrowed
 funds                      1,824,103     270,000     117,968   2,212,071         --   2,212,071
Long-term debt                 75,782     104,791      19,151     199,724    500,080     699,804
------------------------  ----------------------------------------------------------------------
 Total interest-bearing
  liabilities               4,972,810   2,466,166   1,698,993   9,137,969  4,390,019  13,527,988
------------------------------------------------------------------------------------------------
Interest rate swaps (3):
Pay fixed/receive
 floating (4)              (1,500,000)         --          --  (1,500,000) 1,500,000          --
Pay floating/receive
 fixed                        125,000          --     (75,000)     50,000    (50,000)         --
------------------------  ----------------------------------------------------------------------
 Total interest rate
  swaps                    (1,375,000)         --     (75,000) (1,450,000) 1,450,000          --
------------------------------------------------------------------------------------------------
Interest-sensitivity gap  $    26,050  (1,195,456)   (520,836) (1,690,242)
=========================================================================
Cumulative gap            $    26,050  (1,169,406) (1,690,242)
=============================================================
Cumulative ratio of
 interest-sensitive
 assets to interest-
 sensitive liabilities
 and interest rate swaps         1.01x        .81         .78
=============================================================
Cumulative gap to total
 earning assets                   .17%      (7.51)     (10.85)
=============================================================

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $32.4 million for available for sale securities is not included.
(3) Does not include $100 million of basis swaps that pay floating/receive floating.
(4) These positions were closed subsequent to December 31, 2000, and were replaced with $500 million of pay fixed/receive floating swaps that mature in 3 to 6 months.

-------------------------------------------------------------------------------
   Management uses both on- and off-balance sheet strategies to manage the balance sheet. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed and variable rate products. Emphasis will con-tinue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of our funding sources.

   NCBC utilizes derivative financial instruments to manage interest rate sen-sitivity by modifying the repricing or maturity of assets or liabilities. As of December 31, 2000, we had derivative financial instruments in the form of interest rate swaps with notional principal of $1.7 billion. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest payments between the counterparties. Net interest received or paid on an interest rate swap agree-ment is recognized over the life of the contract as an adjustment to interest income (expense) of the modified or "hedged" financial asset or liability.

   Estimating the amount of interest rate risk requires using assumptions about the future. These estimates will be different from actual results for many reasons, including but not limited to, changes in the growth of the over-all economy, changes in credit spreads, market interest rates moving in pat-terns other than the patterns chosen for analysis, changes in customer prefer-ences, changes in tactical and strategic plans and changes in Federal Reserve policy. Stress testing is performed on all market risk measurement analyses to help understand the relative sensitivity of key assumptions and thereby better understand our risk profile.

   Table 17 provides information about our financial instruments (used for purposes other than trading) that are sensitive to changes in interest rates as of December 31, 2000. Prior to the 2000 mergers, exposure to interest rate risk was managed by each of the previously separate companies. Each company used separate risk management models and assumptions in accordance their unique risk profile. Accordingly, prior period amounts are not presented as such amounts were based on the risk profiles of the previously separate enti-ties and are not comparable to current period amounts. Table 17 presents prin-cipal cash flow and related weighted average interest rates by contractual ma-turities for loans, securities and liabilities with contractual maturities. We included assumptions of the impact of interest rate fluctuations on prepayment of residential and home equity loans and mortgage-backed securities based on our historical experience. For core deposits that have no contractual maturi-ty, the principal cash flows and related weighted average interest rates pre-sented are based upon our historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawl behaviors. Weighted average variable rates are based on the implied forward rates in the yield curve at December 31, 2000.

   With the current environment, ensuring adequate liquidity is more of a challenge now than it has been historically but management believes it has ad-equate resources available. Management will continue to monitor our interest-sensitivity position with the goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.

T A B L E 17
                            Market Risk Disclosure

                                         Principal Amount Maturing in                            Approximate Fair
                                                                                                     Value at
                                                                                                 December 31, 2000
                          -----------------------------------------------------------
In Thousands                 2001       2002      2003      2004     2005   Thereafter   Total
------------------------  --------------------------------------------------------------------------------
Rate Sensitive Assets:
Fixed interest rate
 loans                    $1,449,852  1,144,831 1,288,610 1,145,083 712,263 1,530,809  7,271,448     7,192,000
 Average interest rate          8.74%      8.71      8.50      8.22    8.88      8.02       8.47
Variable interest rate
 loans                    $  895,746    331,167   285,756   229,402 283,500 1,736,233  3,761,804     3,762,000
 Average interest rate          9.08%      8.88      8.83      8.93    8.87      8.73       8.86
Fixed interest rate
 securities               $  716,647    360,678   316,499   224,676 210,511 2,115,364  3,944,375     3,914,000
 Average interest rate          7.25%      7.14      7.32      7.28    7.30      6.77       6.99
Variable interest rate
 securities               $   17,000     17,200    20,487    17,000  21,960   378,592    472,239       472,000
 Average interest rate          6.55%      6.57      6.83      6.55    6.92      7.03       6.97
Rate Sensitive
 Liabilities:
Non-interest-bearing
 deposits                 $  792,473    143,425   143,424   143,424 143,424        --  1,366,170     1,366,000
 Average interest rate            --         --        --        --      --        --         --
Savings and NOW accounts  $1,035,012    859,775   859,776   859,775 859,776        --  4,474,114     4,474,000
 Average interest rate          3.54%      3.40      3.40      3.40    3.40        --       3.43
Time deposits             $4,672,798  1,301,887    68,405    31,570  24,180    43,159  6,141,999     6,222,000
 Average interest rate          6.28%      6.56      5.79      5.53    6.61      6.65       6.33
Fixed interest rate
 borrowings               $  990,373     50,386    69,371     1,497     369   372,084  1,484,080     1,486,000
 Average interest rate          6.47%      6.10      6.23      4.92    4.40      5.18       6.12
Variable interest rate
 borrowings               $1,371,501         --        --        --      --    56,294  1,427,795     1,428,000
 Average interest rate          5.93%        --        --        --      --      7.49       5.99
Rate Sensitive
 Derivative
 Financial Instruments:
Pay fixed/receive
 variable interest rate
 swaps                    $1,500,000
 Average pay rate               5.74%
 Average receive rate           6.74
Pay variable/receive
 fixed interest rate
 swaps                    $  125,000
 Average pay rate               6.57%
 Average receive rate           7.14
Pay variable/receive
 variable interest rate
 swaps                    $  100,000
 Average pay rate               5.96%
 Average receive rate           5.70

Other Accounting Matters

   In October of 2000, the Financial Accounting Standards Board issued State-ment No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 140 replaces Statement 125, changing certain provisions of that statement which could have a significant impact on companies that engage in securitization transactions. Statement 140 is effec-tive for transfers occurring after March 31, 2001. Expanded disclosures about securitizations and collateral are effective for fiscal years ending after De-cember 15, 2000. Because NCBC is not currently engaged in securitization ac-tivities, the adoption of this standard in 2001 is not expected to have a ma-terial effect on the company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Liquidity and Interest Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further informa-tion about market risk.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:
National Commerce Bancorporation and Subsidiaries:
 Consolidated Balance Sheets at December 31, 2000 and 1999................   28
 Consolidated Statements of Income for each of the years in the three-year
  period ended December 31, 2000..........................................   29
 Consolidated Statements of Stockholders' Equity for each of the years in
  the three-year period ended December 31, 2000...........................   30
 Consolidated Statements of Cash Flows for each of the years in the three-
  year period ended December 31, 2000.....................................   31
 Notes to Consolidated Financial Statements...............................   32
Report of Management Regarding Responsibility for Financial Statements....   53
Report of Independent Auditors ...........................................   54
(b) The following supplementary data is set forth in this Annual Report on
    Form 10-K on the page indicated:
Quarterly Financial Data..................................................   51

               NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                        As of December 31
                                                      ----------------------
Thousands Except Share Data                           2000        1999
----------------------------------------------------- ----------------------
Assets:
Cash and due from banks                               $   446,712    482,050
Time deposits in other banks                               32,183     86,071
Federal funds sold and other short-term investments        52,572     98,976
Investment securities:
 Available for sale (amortized cost of $2,369,087 and
  $2,171,580)                                           2,401,526  2,142,495
 Held to maturity (market values of $1,984,700 and
  $1,746,753)                                           2,015,088  1,836,477
Trading account securities                                 74,417     30,294
Loans                                                  11,033,252 10,047,370
 Less allowance for loan losses                           143,614    139,822
===================================================== ======================
 Net loans                                             10,889,638  9,907,548
----------------------------------------------------- ----------------------
Premises and equipment                                    177,598    164,850
Other assets                                              463,780    385,025
----------------------------------------------------- ----------------------
 Total assets                                         $16,553,514 15,133,786
============================================================================
Liabilities:
Deposits:
 Demand (non-interest-bearing)                        $ 1,366,170  1,291,699
 Savings, NOW and money market accounts                 4,474,114  4,429,824
 Jumbo and brokered certificates of deposit             2,006,829  1,825,380
 Time deposits                                          4,135,170  3,775,501
----------------------------------------------------- ----------------------
 Total deposits                                        11,982,283 11,322,404
Short-term borrowed funds                               1,215,403  1,118,749
Federal Home Loan Bank advances                         1,657,115  1,128,822
Long-term debt                                             39,357     39,363
Other liabilities                                         330,880    185,042
----------------------------------------------------- ----------------------
 Total liabilities                                     15,225,038 13,794,380
----------------------------------------------------- ----------------------
Capital trust pass-through securities                      49,922     49,909
Stockholders' equity:
Preferred stock, no par value. Authorized 5,000,000
 shares; none issued                                           --         --
Common stock of $2 par value. Authorized 400,000,000
 shares; 205,246,098 and 206,707,924 shares
 issued and outstanding in 2000 and 1999,
 respectively                                             410,492    413,416
Additional paid-in capital                                112,617    127,595
Retained earnings                                         736,466    767,103
Other                                                          --       (945)
Accumulated other comprehensive income (loss)              18,979    (17,672)
----------------------------------------------------- ----------------------
 Total stockholders' equity                             1,278,554  1,289,497
----------------------------------------------------- ----------------------
 Total liabilities and stockholders' equity           $16,553,514 15,133,786
============================================================================

Commitments and contingencies

See accompanying notes to consolidated financial statements.

               NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                 Years Ended December 31
                                              --------------------------------
In Thousands Except Per Share Data               2000        1999       1998
--------------------------------------------- --------------------------------
Interest income:
Interest and fees on loans                    $  944,078     806,870   755,735
Interest and dividends on investment
 securities:
 U.S. Treasury                                    13,350      25,174    30,733
 U.S. Government agencies and corporations       210,439     162,936   147,743
 States and political subdivisions (primarily
  tax-exempt)                                     10,558      12,400    12,819
 Equity and other securities                      56,640      45,085    17,363
Interest and dividends on trading account
 securities                                        2,437       2,282     3,073
Interest on time deposits in other banks           3,275       4,131     4,080
Interest on federal funds sold and other
 short-term investments                            9,701      18,761    19,319
--------------------------------------------- --------------------------------
  Total interest income                        1,250,478   1,077,639   990,865
--------------------------------------------- --------------------------------
Interest expense:
Deposits                                         493,389     396,578   379,653
Short-term borrowed funds                         76,895      43,559    32,243
Federal Home Loan Bank advances                   91,856      55,947    39,718
Long-term debt                                     2,597       2,603     8,371
============================================= ================================
  Total interest expense                         664,737     498,687   459,985
--------------------------------------------- --------------------------------
Net interest income                              585,741     578,952   530,880
Provision for loan losses                         20,892      29,520    27,872
--------------------------------------------- --------------------------------
Net interest income after provision for loan
 losses                                          564,849     549,432   503,008
--------------------------------------------- --------------------------------
Other income:
Service charges on deposit accounts              102,095      88,718    74,071
Trust and custodian fees                          40,036      21,322    20,159
Other service charges and fees                    36,431      27,166    39,222
Broker/dealer revenue and other commissions       36,605      31,944    31,276
Accretion of negative goodwill from
 acquisitions                                      3,356       3,356     3,356
Other operating                                   32,401      33,630    31,036
Gain on sale of credit card receivables               --      32,837        --
Investment securities gains (losses)              (3,379)       (403)    1,423
--------------------------------------------- --------------------------------
  Total other income                             247,545     238,570   200,543
--------------------------------------------- --------------------------------
Other expenses:
Personnel                                        233,527     225,898   196,950
Net occupancy                                     35,882      31,670    28,650
Equipment                                         26,065      25,668    20,938
Losses on interest rate swaps                     77,227          --        --
Merger-related expense                           122,931       1,150        --
Other operating                                  132,265     114,663   139,794
============================================= ================================
  Total other expenses                           627,897     399,049   386,332
--------------------------------------------- --------------------------------
Income before income taxes                       184,497     388,953   317,219
Income taxes                                      67,023     131,799   111,442
--------------------------------------------- --------------------------------
Net income                                    $  117,474     257,154   205,777
==============================================================================
Earnings per common share:
 Basic                                        $      .57        1.25      1.00
 Diluted                                             .57        1.23       .98
Weighted average shares outstanding:
 Basic                                           205,397     206,126   205,443
 Diluted                                         207,496     209,114   209,060

See accompanying notes to consolidated financial statements.

               NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 2000, 1999, and 1998

                                                                                Accumulated
                                                  Additional                       Other         Total
In Thousands Except Share   Number of    Common    Paid-In   Retained          Comprehensive Stockholders'
and Per Share Data           Shares      Stock     Capital   Earnings  Other   Income (Loss)    Equity
-------------------------  ---------------------------------------------------------------------------
Balance December 31,
 1997, historical          101,701,659  $203,403     48,335  110,462       --       2,250        364,450
CCB Financial Corporation   41,552,824   207,764    143,784  315,864      (32)     13,980        681,360
Piedmont Bancorp, Inc.       2,750,800     9,133         --   13,828   (1,954)         52         21,059
Adjustments for poolings-
 of-interests               59,165,001    (9,959)     9,959       --       --          --             --
-------------------------  -----------------------------------------------------------------------------
Balance December 31,
 1997, restated            205,170,284   410,341    202,078  440,154   (1,986)     16,282      1,066,869
Net income                          --        --         --  205,777       --          --        205,777
Other comprehensive loss
 --
 Unrealized loss on
  securities, net of
  deferred tax benefit of
  $1,042 and
  reclassification
  adjustment                        --        --         --       --       --      (1,463)        (1,463)
                                                                                               ---------
   Total comprehensive
  income                                                                                         204,314
Restricted stock
 transactions, net              20,649        41        526      (10)      --          --            557
Stock options exercised,
 net of shares tendered      1,373,532     2,747     10,360     (403)      --          --         12,704
Purchase and retirement
 of shares                  (4,726,308)   (9,453)  (105,176)   2,801       --          --       (111,828)
Immaterial poolings          3,075,929     6,151        781   19,771       --          --         26,703
Other transactions, net         42,587        86      1,206     (306)     547          --          1,533
Cash dividends ($.32 per
 share)                             --        --         --  (73,145)      --          --        (73,145)
-------------------------  -----------------------------------------------------------------------------
Balance December 31, 1998  204,956,673   409,913    109,775  594,639   (1,439)     14,819      1,127,707
Net income                          --        --         --  257,154       --          --        257,154
Other comprehensive gain
 (loss) --
 Unrealized loss on
  securities, net of
  deferred tax benefit of
  $4,030 and
  reclassification
  adjustment                        --        --         --       --       --     (33,421)       (33,421)
 Cumulative effect of
  adjustment for change
  in accounting method,
  net of deferred tax
  benefit of $277                   --        --         --       --       --        (452)
 Unrealized gain on cash
  flow hedging
  instruments, net of
  deferred tax expense of
  $846                              --        --         --       --       --       1,382
                                                                                  -------
 Accumulated net
  unrealized gain on cash
  flow hedging
  instruments                                                                         930            930
                                                                                               ---------
  Total comprehensive
   income                                                                                        224,663
Restricted stock
 transactions, net               4,631         9        106       --       --          --            115
Stock options exercised,
 net of shares tendered      1,301,154     2,602      9,952       --       --          --         12,554
Stock offering and shares
 issued in acquisition       5,146,217    10,292     96,251       --       --          --        106,543
Purchase and retirement
 of shares                  (4,818,609)   (9,636)   (89,293)      --       --          --        (98,929)
Other transactions, net        117,858       236        804       (9)     494          --          1,525
Cash dividends ($.375 per
 share)                             --        --         --  (84,681)      --          --        (84,681)
-------------------------  -----------------------------------------------------------------------------
Balance December 31, 1999  206,707,924   413,416    127,595  767,103     (945)    (17,672)     1,289,497
Net income                          --        --         --  117,474       --          --        117,474
Other comprehensive gain
 (loss) --
 Unrealized gain on
  securities, net of
  deferred tax expense of
  $22,638 and
  reclassification
  adjustment                        --        --         --       --       --      37,581         37,581
 Reclassification
  adjustment for realized
  gains on cash flow
  hedging instruments,
  net of deferred tax
  expense of $569                   --        --         --       --       --        (930)          (930)
                                                                                               ---------
   Total comprehensive
    income                                                                                       154,125
Restricted stock
 transactions, net             444,151       888        959       --       --          --          1,847
Stock options exercised,
 net of shares tendered      1,350,654     2,701     12,966       --       --          --         15,667
Shares issued in
 acquisition                    86,600       173        417       --       --          --            590
Purchase and retirement
 of shares                  (4,835,082)   (9,670)   (75,336)      --       --          --        (85,006)
Immaterial poolings          1,700,000     3,400         --    1,028       --          --          4,428
Transfer from retained
 earnings                           --        --     50,000  (50,000)      --          --             --
Other transactions, net       (208,149)     (416)    (3,984)      (7)     945          --         (3,462)
Cash dividends ($.48 per
 share)                             --        --         --  (99,132)      --          --        (99,132)
-------------------------  -----------------------------------------------------------------------------
Balance December 31, 2000  205,246,098  $410,492    112,617  736,466       --      18,979      1,278,554
========================================================================================================

See accompanying notes to consolidated financial statements.

                NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                Years Ended December 31
                                            ----------------------------------
In Thousands                                   2000        1999        1998
------------------------------------------  ----------------------------------
Operating activities:
Net income                                  $  117,474     257,155     205,777
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, amortization and accretion,
  net                                           26,997      35,734      22,590
 Provision for loan losses                      20,892      29,520      27,872
 Net loss (gain) on sales of investment
  securities                                     3,379         403      (1,423)
 Gains on sales of mortgage loans and
  credit card receivables                        1,016     (36,092)       (138)
 Sales of loans held for sale                  822,975     731,037     571,491
 Origination of loans held for sale           (845,507)   (771,710)   (630,658)
 Deferred income taxes                          34,709      (3,025)     (6,347)
 Changes in:
 Trading account securities                    (44,123)     32,443      35,595
 Other assets                                   (5,860)    (33,622)     43,207
 Other liabilities                              91,472      28,096      14,032
 Other operating activities, net                (2,071)     (6,089)     (4,709)
------------------------------------------  ----------------------------------
 Net cash provided by operating activities     221,353     263,850     277,289
------------------------------------------  ----------------------------------
Investing activities:
Proceeds from:
 Maturities and issuer calls of investment
  securities held to maturity                  156,594      82,013     547,517
 Sales of investment securities available
  for sale                                   1,551,117     310,297     261,519
 Maturities and issuer calls of investment
  securities available for sale                194,851     683,579   1,250,853
 Sales of mortgage loans and credit card
  receivables                                  130,623     386,729          --
Purchases of:
 Investment securities held to maturity       (336,578)   (454,951)   (828,475)
 Investment securities available for sale   (1,946,318) (1,111,503) (1,634,221)
 Premises and equipment                        (34,944)    (46,772)    (38,227)
 Bank owned life insurance                     (65,000)     (5,000)         --
Net originations of loans                   (1,119,778) (1,317,905)   (974,622)
Net cash acquired (paid) in acquisitions
 and dispositions                                2,604     (18,285)     (8,675)
------------------------------------------  ----------------------------------
 Net cash used by investing activities      (1,466,829) (1,491,798) (1,424,331)
==========================================  ==================================
Financing activities:
Net increase in deposit accounts               659,879     522,404   1,240,233
Net increase (decrease) in short-term
 borrowed funds                                 96,654     319,274     178,941
Net increase (decrease) in Federal Home
 Loan Bank advances                            527,846      70,697     335,835
Proceeds from issuance of long-term debt            --          --     126,140
Repayments of long-term debt                        (6)        (88)   (160,011)
Issuances of common stock from exercise of
 stock options, net                              9,613       5,149       4,374
Stock offering                                      --      80,248          --
Purchase and retirement of common stock        (85,006)    (98,929)   (111,828)
Other equity transactions, net                      (2)      1,733         405
Cash dividends paid                            (99,132)    (84,681)    (73,145)
------------------------------------------  ----------------------------------
 Net cash provided by financing activities   1,109,846     815,807   1,540,944
------------------------------------------  ----------------------------------
Net increase (decrease) in cash and cash
 equivalents                                  (135,630)   (412,141)    393,902
Cash and cash equivalents at beginning of
 year                                          667,097   1,079,238     685,336
------------------------------------------  ----------------------------------
Cash and cash equivalents at end of year    $  531,467     667,097   1,079,238
==============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Interest paid during the year               $  647,833     498,708     453,694
Income taxes paid during the year               63,273     135,226     106,471

See accompanying notes to consolidated financial statements.

               NATIONAL COMMERCE BANCORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

 Consolidation

   The consolidated financial statements include the accounts and results of operations of National Commerce Bancorporation ("NCBC") and its subsidiaries. NCBC is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCBC has two principal lines of business: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust and asset management, retail banking consulting and capital markets. NCBC's wholly-owned bank subsidiaries include Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce, ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). The consolidated financial state-ments also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCBC: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., USI Alliance, National Commerce Capital Trust I and Monroe Properties. Also included in the consolidated financial statements are the subsidiaries of CCB (CCB Investment and Insurance Service Corporation; CCBDE, Inc.; Salem Trust Company; Salem Advisors, Inc.; Sprunt Insurance, LTD., Finance South, Inc. and Corcoran Holdings, Inc. and its subsidiary, Watts Properties, Inc.) and NBC (National Commerce Bank Services, Inc. and its wholly-owned subsidi-ary, BankersMart; NBC Insurance Services, Inc.; Kenesaw Leasing Inc.; J & S Leasing, Inc.; and National Commerce Real Estate Holding Company and its whol-ly-owned subsidiary, Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Company. Additionally, NBC owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets")). All significant intercompany transactions and accounts are eliminated in consolidation. NCBC operates as two business segments.

   The Subsidiary Banks provide a full range of banking services to individual and corporate customers through their branch networks based in Tennessee, Mis-sissippi, Arkansas, Georgia, North Carolina, South Carolina, Virginia and West Virginia. Neither NCBC nor its Subsidiary Banks have active foreign opera-tions. NCBC believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonperformance would materially affect NCBC's results. Products and serv-ices offered to customers include traditional banking services such as ac-cepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Sub-sidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory agencies.

 Financial Statement Presentation

   In preparing the financial statements in conformity with accounting princi-ples generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those es-timates.

   All prior period consolidated financial statements have been restated to reflect material business combinations accounted for as poolings-of-interests and, accordingly, the financial position, results of operations and cash flows are presented as though the companies were combined at the beginning of the earliest period presented. Certain amounts for prior years have been reclassi-fied to conform to the 2000 presentation.

   For purposes of the Statements of Cash Flows, NCBC considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.

 Investment Securities

   Securities available for sale are carried at market. Unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders' equity. Debt securities that NCBC has the positive intent and ability to hold to maturity are classified as held for maturity and reported at amortized cost. Trading account securities consist of securities invento-ries held for the purpose of brokerage activities and are carried at fair value with changes in fair value included in earnings. Broker/dealer revenue includes the effects of adjustments to market values. The adjusted cost of the specific securities sold is used to compute gains or losses on the sale of se-curities.

 Loan Portfolio

   The loan portfolio is comprised of the following: commercial, financial and agricultural; real estate-construction; real estate-mortgage; consumer, re-volving credit accounts and leases. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

   Interest income on loans is recorded on the accrual basis. Accrual of in-terest on loans (including impaired loans) is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the proc-ess of collection. Consumer and other retail loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

   Interest accrued but not collected on loans that are placed on non-accrual or are charged-off is reversed against interest income. Subsequent interest collected is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

 Allowance for Loan Losses

   The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. The allowance is main-tained at a level considered adequate by management to provide for probable loan losses. The allowance is comprised of specific loan loss allocations, non-accrual loan and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists. The evaluation of the allowance is inherently subjective as it requires esti-mates that are susceptible to significant revision as more information becomes available.

   While management uses the best information available on which to base esti-mates, future adjustments to the allowance may be necessary if economic condi-tions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan portfolio and may require the Subsidi-ary Banks to charge-off loans and/or increase the allowance for loan losses to reflect their assessment of the collectibility of loans based on available in-formation at the time of their examination.

   For all specifically reviewed loans for which it is probable that the Sub-sidiary Banks will be unable to collect all amounts due according to the terms of the loan agreement, the Subsidiary Banks determine a value at either the present value of expected cash flows discounted at the loan's effective inter-est rate, or if more practical, the market price or value of the collateral. If the resulting value of the impaired loan is less than the recorded balance, impairment is recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense.

 Derivatives and Hedging Activities

   NCBC records derivatives at fair value in "other assets" (or "other liabil-ities") on the Consolidated Balance Sheets depending on whether the fair value is an unrealized gain or loss. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives are either off-set through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a deriva-tive's change in fair value is immediately recognized in earnings. NCBC's de-rivatives are interest rate swaps utilized to reduce interest rate sensitivity to wholesale funding and to convert U.S. Treasury-based liabilities to prime rate-based liabilities. These contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recog-nized as an adjustment to interest income or interest expense of the related asset or liability.

 Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

 Intangibles Arising from Acquisitions

   Intangible assets arising from acquisitions result from paying amounts in excess of fair value for businesses, core deposits and tangible assets ac-quired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base as-sumed (primarily for up to 10 years). Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. Unamortized goodwill is re-viewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. Unamortized goodwill associated with disposed assets is charged to current earnings.

   Negative goodwill, included in "other liabilities" on the Consolidated Bal-ance Sheets, represents the excess of fair value of net assets acquired over cost after recording the liability for recaptured tax bad debt reserves and after reducing the basis in noncurrent assets acquired to zero. Negative good-will is being accreted into earnings on a straight-line basis over the esti-mated periods to be benefited (generally 10 years).

 Comprehensive Income

   Comprehensive income is the change in NCBC's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income
(loss). "Other comprehensive income (loss)" for the three-year period ended December 31, 2000 and "accumulated other comprehensive income (loss)" as of December 31, 2000 and 1999 are comprised of unrealized gains and losses on certain investments in debt and equity securities and cash flow hedging in-struments.

 Income Taxes

   The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt interest income. Deferred income taxes are provided when there is a difference between the periods items are reported for financial statement purposes and when they are reported for tax purposes and are recorded at the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Subse-quent changes in tax rates will require adjustment to these assets and liabil-ities. Each subsidiary provides for income taxes based on its contribution to income tax expense (benefit) of the consolidated group.

 Incentive Plans

   NCBC has incentive plans covering certain officers of NCBC and its subsidi-aries. The market value of shares issued under the incentive plans are being charged to operating expense over periods of up to three years.

   NCBC grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. NCBC has elected to account for stock option grants in accordance with Ac-counting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

   An employer that continues to apply APB No. 25, which utilizes the intrin-sic value accounting method rather than the "fair value based method" promul-gated under Statement of Financial Accounting Standards ("SFAS") No. 123, Ac-counting for Stock-based Compensation, must disclose certain pro forma infor-mation. Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. The required pro forma amounts reflect the difference between compensation cost, if any, in-cluded in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used.

 Earnings Per Share

   Basic earnings per share ("EPS") excludes dilution and is computed by di-viding net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus dilutive stock op-tions (as computed under the treasury stock method) assumed to have been exer-cised during the period.

 Fair Value of Financial Instruments

   The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly af-fected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of NCBC.

(2) Acquisitions

   On April 11, 2000, NCBC completed its merger with Piedmont Bancorp, Inc. ("PBI"), a $151 million bank holding company based in Hillsborough, North Car-olina, in a transaction accounted for as a pooling-of-interests. Under the terms of the agreements, PBI shareholders received .60499 shares of NCBC stock for each share of PBI stock held. Approximately 1.5 million shares of NCBC common stock were issued in exchange for all of the PBI common stock outstand-ing.

   On July 5, 2000, NCBC completed its merger with CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company based in Durham, North Caroli-na, in a transaction accounted for as a pooling-of-interests. Under the terms of the agreement, CCBF shareholders received 2.45 shares of NCBC stock for each share of CCBF stock held. Approximately 93.8 million shares of NCBC com-mon stock were issued in exchange for all of the CCBF common stock outstand-ing.

   NCBC's financial statements have been restated to reflect the PBI and CCBF mergers as if they had been effective as of the earliest period presented. The respective contributions of the pooled entities to consolidated total income, net interest income after provision for loan losses and net income for the three years ended December 31, 2000 (the 2000 amounts presented include CCBF for the six months ended June 30, 2000 and PBI for the three months ended March 31, 2000) were as follows:

In Thousands                                     2000      1999      1998
--------------------------------------------  ------------------------------
Total income
NCBC                                          $1,103,077   564,762   495,371
CCBF                                             391,919   740,733   685,055
PBI                                                3,027    10,714    10,982
--------------------------------------------  ------------------------------
Combined                                      $1,498,023 1,316,209 1,191,408
============================================================================
Net interest income after provision for loan
 loss
NCBC                                          $  404,357   226,559   190,983
CCBF                                             159,166   317,756   306,980
PBI                                                1,326     5,117     5,045
--------------------------------------------  ------------------------------
Combined                                      $  564,849   549,432   503,008
============================================================================
Net income
NCBC                                          $   52,181   105,464    82,948
CCBF                                              64,980   150,823   121,212
PBI                                                  313       867     1,617
--------------------------------------------  ------------------------------
Combined                                      $  117,474   257,154   205,777
============================================================================

   Adjustments were made in the above table to reclassify certain items to the accounting classification followed by NCBC in its income statement categories.

   Also in July 2000, NCBC acquired First Mercantile Trust and First Mercan-tile Capital Management, Inc. in a transaction accounted for as an immaterial pooling. Results of their operations are included in the third and fourth quarter of 2000. In a March 2000 transaction accounted for as a purchase, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry.

   In connection with the merger of the former American Federal Bank, FSB ("AmFed"), a South Carolina banking subsidiary, into CCB and the 2000 mergers discussed above, NCBC incurred merger and integration charges of $122,931,000. The components of the charges are shown below (in thousands):

                                                              2000
                                                            --------
        Merger and integration costs:
        Severance costs                                     $  7,751
        Employee retention costs                               1,300
        Restricted stock acceleration                          1,469
        Change-in-control related costs                       43,279
        Other costs accrued                                    3,834
        --------------------------------------------------  ------------
        Total personnel-related costs                         57,633
        Investment banking and other transaction costs        16,077
        Occupancy and equipment write-downs                    8,424
        Systems and other integration costs                   27,048
        Securities losses from balance sheet restructuring    10,358
        --------------------------------------------------  ------------
        Total merger and integration costs                   119,540

        Other merger-related charges                           3,391
        ==================================================  ============
        Total conversion/merger costs                       $122,931
        ================================================================

   Personnel-related costs include accrued termination benefits for employees in operational and support positions that management has elected to eliminate as a result of the CCBF merger integration plan. Of a total of 250 positions to be eliminated, 189 positions had been eliminated as of December 31, 2000. Occupancy and equipment write-downs include impairment of assets and lease termination costs related to closed branches, plus redundant equipment result-ing from integration of technology platforms. Systems and operations conver-sions include incremental costs such as consultants and contract labor related to the conversion of systems, customer communications and employee benefits integration costs. Other merger-related charges include an allowance to absorb losses estimated by management after an operational review conducted by out-side consultants after the CCBF merger. The provision covers unidentified, un-matched or unlocated items for which management has assessed the likelihood of collection as remote.
   The following summarizes activity within NCBC's merger accrual account dur-ing 2000 (in thousands):

        Balance at beginning of period          $    --
        Provision charged to operating expense   122,931
        Cash outlays                             (94,194)
        Non-cash write-downs                     (14,920)
        --------------------------------------  -------------
        Balance at end of period                $ 13,817
        =====================================================

   During 1999, NCBC completed two mergers accounted for as a poolings-of-in-terests: First Financial Corporation of Mt. Juliet, Tennessee on August 4, 1999 and on August 20, 1999, Southeastern Mortgage of Tennessee, Inc. of Nash-ville, Tennessee. The mergers were effected through tax-free exchanges of stock, whereby NCBC issued approximately 3.1 million shares of common stock for all of the outstanding common stock of the two entities. Also on December 31, 1999, TransPlatinum completed the cash acquisition of FleetOne, LLC. Dur-ing 1999, CCBF acquired Stone Street Bancorp, Inc. ("Stone Street"), on Octo-ber 1, 1999, a $129 million savings bank located in the Winston-Salem, North Carolina area. The acquisition was accounted for as a purchase and resulted in the issuance of approximately 1.6 million shares of NCBC stock (as converted from CCBF shares). Goodwill totaling $3.6 million was recorded in the acquisi-tion and is being amortized over a 15-year period. Merger-related expense to-taled $1,150,000 in 1999 ($701,000 after-tax).

(3) Restrictions on Cash and Due from Banks
   The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at both December 31, 2000 and 1999, the Subsidiary Banks were required to maintain average reserve and clearing balances of $32,328,000 and $13,084,000, respectively.

(4) Investment Securities
   Investment securities with amortized costs of approximately $2,355,102,000 at December 31, 2000 and $2,751,342,000 at December 31, 1999 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into secu-rities available for sale and securities held to maturity.
   Unrealized gains and losses on certain investments in debt and equity secu-rities included in other comprehensive income (loss) for the years ended De-cember 31, 2000, 1999 and 1998 follows:

In Thousands                                           2000     1999     1998
----------------------------------------------------  ------------------------
Unrealized holding gains (losses) arising during the
 year                                                 $35,554  (33,663)   (609)
Less reclassification adjustment for net realized
 gains (losses) net of tax                             (2,027)    (242)    854
----------------------------------------------------  ------------------------
Unrealized gains (losses) on securities, net of
 applicable income taxes                              $37,581  (33,421) (1,463)
==============================================================================

 Securities Available for Sale

   Securities available for sale are presented on the Consolidated Balance Sheets at their carrying value. The amortized cost and approximate carrying values of these securities at December 31, 2000 and 1999 were as follows:

                                         2000                               1999
                          ----------------------------------------------------------------------
                                          Net                                Net
                          Amortized   Unrealized    Carrying  Amortized  Unrealized    Carrying
In Thousands                 Cost    Gains (Losses)   Value     Cost    Gains (Losses)   Value
------------------------  ----------------------------------------------------------------------
U.S. Treasury             $   53,624     1,671         55,295   382,839        777       383,616
U.S. Government agencies
 and corporations            535,837     5,034        540,871 1,092,131    (23,181)    1,068,950
Mortgage-backed
 securities                1,020,866    20,314      1,041,180   353,777     (4,316)      349,461
States and political
 subdivisions                111,222     2,609        113,831   123,831      1,440       125,271
Equity securities            647,538     2,811        650,349   219,002     (3,805)      215,197
------------------------  ----------------------------------------------------------------------
 Total                    $2,369,087    32,439      2,401,526 2,171,580    (29,085)    2,142,495
========================  ======================================================================

   Equity securities include the Subsidiary Banks required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $100,444,000 at De-cember 31, 2000 and $88,041,000 at December 31, 1999. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

   Following is a maturity schedule of securities available for sale at Decem-ber 31, 2000:

                                              Amortized  Carrying
        In Thousands                             Cost      Value
        ------------------------------------  --------------------
        Within 1 year                         $  119,990   120,464
        After 1 but within 5 years               101,562   105,111
        After 5 but within 10 years              460,074   465,404
        After 10 years                            19,057    19,018
        ------------------------------------  --------------------
         Subtotal                                700,683   709,997
        Mortgage-backed securities             1,020,866 1,041,180
        Equity securities                        647,538   650,349
        ------------------------------------  --------------------
         Total securities available for sale  $2,369,087 2,401,526
        ==========================================================

 Securities Held to Maturity

   The carrying values and approximate market values of securities held to ma-turity at December 31, 2000 and 1999 were as follows:

                                             2000                                      1999
                          ------------------------------------------------------------------------------------
                           Carrying  Unrealized Unrealized  Market   Carrying  Unrealized Unrealized  Market
In Thousands                Value      Gains      Losses     Value     Value     Gains      Losses     Value
------------------------  ------------------------------------------------------------------------------------
U.S. Government agencies
 and corporations         $1,130,663    1,774    (22,411)  1,110,026   676,810      --     (46,057)    630,753
Mortgage-backed
 securities                  303,619    1,795     (7,528)    297,886   645,690       4     (25,638)    620,056
States and political
 subdivisions                 73,995    3,141        (27)     77,109    81,995   2,267         (58)     84,204
Debt securities              506,811    5,573    (12,705)    499,679   431,982      --     (20,242)    411,740
------------------------  ------------------------------------------------------------------------------------
 Total                    $2,015,088   12,283    (42,671)  1,984,700 1,836,477   2,271     (91,995)  1,746,753
==============================================================================================================

   Following is a maturity schedule of securities held to maturity at December 31, 2000:

                                             Carrying   Market
        In Thousands                          Value      Value
        ----------------------------------  --------------------
        Within 1 year                       $   50,159    50,158
        After 1 but within 5 years              19,704    20,299
        After 5 but within 10 years            740,855   735,951
        After 10 years                         393,940   380,727
        ----------------------------------  --------------------
         Subtotal                            1,204,658 1,187,135
        Mortgage-backed securities             303,619   297,886
        Debt securities                        506,811   499,679
        ----------------------------------  --------------------
         Total securities held to maturity  $2,015,088 1,984,700
        ========================================================

   At December 31, 2000, the remaining net unrealized holding loss on securi-ties reclassified from available for sale to held to maturity was $2,052,000. Consistent with the requirements of SFAS No. 115, the difference between the amortized cost of the security and its fair value at the date of transfer is amortized as a yield adjustment in accordance with SFAS No. 91.

(5) Loans

   A summary of loans at December 31, 2000 and 1999 follows:

In Thousands                               2000        1999
--------------------------------------  ----------------------
Commercial, financial and agricultural  $ 1,226,770  1,266,080
Real estate-construction                  1,907,042  1,443,639
Real estate-mortgage                      5,964,287  5,251,833
Consumer                                  1,747,281  1,929,492
Revolving credit                             58,903     58,913
Lease financing                             145,892    109,804
--------------------------------------  ----------------------
 Total gross loans                       11,050,175 10,059,761
Less: Unearned income                        16,923     12,391
--------------------------------------  ----------------------
 Total loans                            $11,033,252 10,047,370
==============================================================

   During 1999, the Subsidiary Banks sold $151,342,000 of consumer credit card receivables to a large credit card issuer. As a result of the sale, the Sub-sidiary Banks realized a gain of $32,837,000. Under an agent bank agreement, the Subsidiary Banks will continue to offer consumer credit card products through the issuer bank. The Subsidiary Banks retained the commercial credit card portfolio.

   Loans of $7,219,000 and $17,248,000 at December 31, 2000 and 1999, respec-
tively, were not accruing interest. Loans with outstanding balances of $7,689,000 in 2000, $4,248,000 in 1999, and $2,205,000 in 1998 were trans-
ferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $6,799,000 and $3,143,000 at December 31, 2000 and 1999, respectively, and is included in "other assets" on the Consolidated Balance Sheets.

   The following is an analysis of interest income related to loans on non-ac-crual status for the years ended December 31, 2000, 1999, and 1998:

In Thousands                                                  2000 1999  1998
------------------------------------------------------------  ----------------
Interest income that would have been recognized if the loans
 had been current at original contractual rates               $727 1,307 1,138
Amount recognized as interest income                           291   322   288
------------------------------------------------------------  ----------------
Difference                                                    $436   985   850
==============================================================================

   Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale totaled $21,516,000 at December 31, 1999. No loans were held for sale at December 31, 2000. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concen-trations of credit risk.

   At December 31, 2000, impaired loans totaled $12,533,000, of which $6,003,000 were on non-accrual status, and their related allowance for loan losses totaled $3,574,000. The average carrying value of impaired loans was $10,718,000 during 2000 and gross interest income recognized on impaired loans totaled $534,000. At December 31, 1999, the carrying value of loans considered to be impaired totaled $9,020,000, of which $6,513,000 were on non-accrual status. The related allowance for loan losses on the impaired loans totaled $1,897,000. The average carrying value of impaired loans was $14,442,000 dur-ing 1999 and gross interest income recognized on impaired loans totaled $1,075,000.

   During 2000 and 1999, the Subsidiary Banks had loan and deposit relation-ships with NCBC's executive officers and directors and their associates. In the opinion of management, these loans do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 2000 (in thousands):

                                   Beginning  New                End
                                    of Year  Loans  Repayments of Year
                                   --------- ------ ---------- -------
Directors, executive officers and
 associates                         $61,162  37,755   22,876   $76,041
======================================================================

   Loans serviced for the benefit of others totaled $817 million at December 31, 2000, $948 million at December 31, 1999, and $1.1 billion at December 31, 1998. Mortgage servicing fees totaled $2,981,000 in 2000, $3,597,000 in 1999,
and

$3,980,000 in 1998. Mortgage servicing rights totaled $2,017,000 and $2,686,000 at December 31, 2000 and 1999, respectively, and are included in "other assets" on the Consolidated Balance Sheets. The estimated fair value of mortgage servicing rights was $3,107,000 at December 31, 2000 and $3,270,000 at December 31, 1999. Additionally, there is value associated with servicing originated prior to January 1, 1996 for which the carrying value is zero. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 2000. The following table summarizes the changes in mortgage ser-vicing rights during 2000 and 1999:

In Thousands                            2000    1999
-------------------------------------  ---------------
Balance at beginning of year           $2,686    4,981
Capitalized mortgage servicing rights   2,595   12,508
Amortization                             (895)  (1,391)
Sale of mortgage servicing             (2,369) (13,412)
-------------------------------------  ---------------
Balance at end of year                 $2,017    2,686
======================================================

   Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 10.

(6) Allowance for Loan Losses

   Following is a summary of the allowance for loan losses:

In Thousands                                     2000     1999     1998
---------------------------------------------  --------------------------
Balance at beginning of year                   $139,822  129,063  115,549
Provision charged to operations                  20,892   29,520   27,872
Decrease from sale of credit card receivables        --   (1,967)      --
Addition from acquired financial institutions        --      886    3,836
Recoveries of loans previously charged-off        6,588    7,558    6,763
Loan losses charged to allowance                (23,688) (25,238) (24,957)
---------------------------------------------  --------------------------
Balance at end of year                         $143,614  139,822  129,063
=========================================================================

(7) Derivatives and Hedging Activities

   NCBC adopted SFAS No. 133, Accounting for Derivative Instruments and Hedg-ing Activities, in 1999. At adoption, NCBC recorded its interest rate swaps designated as cash flow hedges with a fair value of $729,000 in "other liabil-ities" on the Consolidated Balance Sheet. Other comprehensive income was re-duced by $452,000, net of taxes of $277,000, as a cumulative effect adjustment for an accounting change. NCBC transferred held-to-maturity securities, with a par value of approximately $302 million, to the available for sale category as permitted upon adoption of SFAS No. 133.

   NCBC utilizes interest rate swap agreements to provide an exchange of in-terest payments computed on notional amounts that will offset any undesirable change in cash flows or fair value resulting from market rate changes on des-ignated hedged transactions or items. NCBC limits the credit risks of these instruments by initiating the transactions with counterparties that have sig-nificant financial positions.

   Interest rate agreements designated as cash flow hedges modify the interest payment characteristics of its outstanding debt and large time deposits (des-ignated hedged transaction) from a floating- to a fixed-rate basis. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the under-lying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the item specifically designated as being hedged at the start of the agreement. The related amount payable or receivable from counterparties is included in "other assets" or "other liabilities" on the Consolidated Balance Sheet. The fair value of interest rate swaps designated as cash flow hedges was $1,499,000 at December 31, 1999. After netting taxes of $569,000, $930,000 was recorded in other comprehensive income for the year ended December 31, 1999. At December 31, 1999, the notional amounts of interest rate agreements designated as cash flow hedges were $650 million. All interest rate agreements designated as cash flow hedges at December 31, 1999 matured during 2000. There were no derivative contracts designated as cash flow hedges at December 31, 2000.

   Interest rate agreements designated as fair value hedges help manage expo-sure of outstanding fixed-rate, large time deposits (designated hedged item) to changes in fair value. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreement without exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the item specifically designated as being hedged at the start of the agreement. The re-lated amount payable or receivable from counterparties is included in "other assets" or "other liabilities" on the Consolidated Balance Sheet. The fair value of interest rate swaps designated as fair value hedges at December 31, 2000 and 1999 was $3,087,000 and ($850,000), respectively, and was included in "other assets" or "other liabilities" and other income or other expense as ap-propriate. The offset was a reduction to the carrying value of the designated large time deposits and other income. At December 31, 2000 and 1999, the notional amounts of interest rate agreements designated as fair value hedges were $125 million and $40 million, respectively.

   During the rising interest rate environment experienced in the beginning of 2000, NCBC entered into interest rate swaps that reduced its interest rate sensitivity to wholesale funding. These interest rate swaps did not qualify for hedge accounting treatment under SFAS No. 133. When interest rates de-clined in the latter half of 2000, NCBC recognized unrealized losses of $77,227,000 in the fair value of these interest rate swaps. The notional amount was $1.5 billion at December 31, 2000.

   In addition, NCBC had basis swaps with notional principal of $100 million at December 31, 2000 and $200 million at December 31, 1999. These interest rate swaps were entered into to synthetically convert U.S. Treasury-based lia-bilities into prime-rate liabilities and to lock-in a favorable spread between the two indices and have had a nominal effect on interest expense. The fair value of the basis swaps is not significant at either December 31, 2000 or 1999.

(8) Premises and Equipment

   Following is a summary of premises and equipment:


                                       Accumulated
                                       Depreciation   Net
                                           and       Book
In Thousands                    Cost   Amortization  Value
----------------------------- -----------------------------
December 31, 2000:
Land                          $ 29,445        --     29,445
Buildings                      106,717    43,151     63,566
Leasehold improvements          46,998    20,837     26,161
Furniture and equipment        207,106   148,680     58,426
----------------------------- -----------------------------
 Total premises and equipment $390,266   212,668    177,598
===========================================================

December 31, 1999:
Land                          $ 27,297        --     27,297
Buildings                       88,368    40,751     47,617
Leasehold improvements          41,562    16,714     24,848
Furniture and equipment        187,558   122,470     65,088
----------------------------- -----------------------------
 Total premises and equipment $344,785   179,935    164,850
===========================================================

(9) Time Deposits

   Maturities of time deposits for each of the years ending December 31 are as follows:

        In Thousands         Total Maturities
        -------------------  ----------------

        2001                    $4,662,924
        2002                     1,322,110
        2003                        68,601
        2004                        55,365
        2005 and thereafter         32,999
        -------------------     ----------
         Total                  $6,141,999
        ==================================

(10) Borrowings

   At December 31, 1999, NCBC had available $77 million in unsecured lines of credit with other financial institutions. No draws were outstanding as of De-cember 31, 1999 or outstanding during 1999 or 2000. As of December 31, 2000, these lines of credit have expired and are currently under renegotiations.

 Short-term Borrowed Funds

   Short-term borrowed funds outstanding at December 31, 2000 and 1999 con-sisted of the following:

In Thousands                                       2000      1999
----------------------------------------------  --------------------
Federal funds purchased and master notes        $  635,587   410,381
Treasury tax and loan depository note account       16,532    11,423
Securities sold under agreements to repurchase     563,284   696,945
----------------------------------------------  --------------------
 Total short-term borrowed funds                $1,215,403 1,118,749
====================================================================

   Master note borrowings are unsecured obligations of NCBC which mature daily and bore a weighted average interest rate of 5.64% at December 31, 2000. The treasury tax and loan depository note account is payable on demand and is col-lateralized by various investment securities with amortized costs of $50,368,000 and market values of $49,880,000 at December 31, 2000. Interest on borrowings under this arrangement is payable at .25% below the weekly federal funds rate as quoted by the Federal Reserve. Securities sold under agreements to repurchase are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $651,716,000 at December 31, 2000.

 FHLB Advances

   FHLB advances totaled $1,657,115 and $1,128,822 at December 31, 2000 and 1999, respectively. The FHLB advances bear interest at either a fixed rate, variable rate equal to one-month LIBOR, or at a fixed rate for a specified pe-riod of time after the issue date, and thereafter may be converted, at the op-tion of the Federal Home Loan Bank, to a floating-rate equal to three-month LIBOR. The FHLB advances are collateralized by mortgage-related securities and by liens on first mortgage loans with book values not less than the outstand-ing principal balance of the obligations. Interest on the FHLB advances to-taled $91,856,000 in 2000, $55,947,000 in 1999 and $39,718,000 in 1998.

   Maturities of FHLB allowances for each of the years ending December 31 are as follows:

        In
        Thousands   Total Maturities
        ----------  ----------------
        2001           $1,196,326
        2002               50,446
        2003               36,390
        2004                1,497
        2005                  369
        Thereafter        372,087
        ----------     ----------
         Total         $1,657,115
        =========================

 Long-Term Debt

   Following is a summary of long-term debt at December 31, 2000 and 1999:

In Thousands               2000    1999
------------------------  --------------
6.75% subordinated notes  $32,985 32,985
Term notes                  6,372  6,378
------------------------  --------------
 Total long-term debt     $39,357 39,363
========================================

   NCBC's 6.75% subordinated notes due December 1, 2003 pay interest semi-an-nually and are not redeemable prior to maturity. There is no sinking fund for the notes. The notes are unsecured and subordinated to all present and future senior indebtedness of NCBC. Interest on the subordinated notes totaled $2,226,000 in 2000, 1999 and 1998.

   The unsecured term notes originated in 1987, bearing interest payable at calendar quarters with a variable rate which is repriced every three years based on the yield on U.S. Treasury notes. The next reprice date for the notes is 2003. At December 31, 2000, the average rate was 5.48%. The notes mature in 2007. Interest on the term notes totaled $370,000 in 2000, $369,000 in 1999 and $367,000 in 1998.

(11) Capital Trust Pass-Through Securities

   In 1997, National Commerce Capital Trust I (the "Trust"), NCBC's Delaware business trust, sold $50 million of floating rate capital trust pass-through securities (the "Capital Securities") bearing interest at a variable annual rate equal to LIBOR plus .98 percent (7.80 percent and 6.98 percent at Decem-ber 31, 2000 and 1999).

   The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of floating rate junior subordinated deferred interest debentures due 2027 (the "Subordinated Debt Securities") from NCBC. The Subor-dinated Debt Securities, which also bear interest at a variable annual rate equal to LIBOR plus .98 percent, are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consoli-dated financial statements. NCBC used the proceeds from the sale of the Subor-dinated Debt Securities for general corporate purposes.

   NCBC has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the distributions and payments on liquidation or redemption of the Capital Securities but only to the extent of funds held by the Trust.

   The Subordinated Debt Securities mature and become due and payable, to-gether with any accrued and unpaid interest, if any, on April 1, 2027. The Subordinated Debt Securities are unsecured and are effectively subordinated to all existing and future liabilities of NCBC. NCBC has the right, at any time, so long as no event of default has occurred, to defer payments of interest on the Subordinated Debt Securities for a period not to exceed 20 consecutive quarters.

   The proceeds from the Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve Board.

(12)Employee Benefits

 Pension Plan

   NCBC and CCB have noncontributory, defined benefit pension plans covering substantially all full-time employees. The pension plan makes provisions for early and delayed retirement as well as normal retirement and provides partic-ipants with retirement benefits based on credited years of service. Contribu-tions to the pension plan are funded as allowable for federal income tax pur-poses. In 1998, CCB contributed $2,614,000 to the pension plan. No contribu-tions were made in 2000 or 1999 by NCBC or CCB due to funding limitations.

   At December 31, 2000, pension plan assets of both plans consist primarily of corporate stocks, including 542,428 shares of NCBC's common stock, corpo-rate bonds, and obligations of U.S. government agencies and corporations. The plans' assets are held and administered by trust operations of the Subsidiary Banks. The change in benefit obligation, change in plan assets and funded sta-tus of the combined pension plan and the amounts included in "other liabili-ties" on the Consolidated Balance Sheets at December 31, 2000 and 1999 are shown below:

In Thousands                                2000     1999
----------------------------------------  -----------------
Change in benefit obligation:
Benefit obligation at January 1           $124,503  131,238
Service cost                                 5,389    6,210
Interest cost                                9,511    8,838
Actuarial gain (loss)                        5,225     (449)
Benefit payments                           (22,326) (12,356)
Settlement of obligation                     7,984       --
Assumptions change                             915   (8,978)
----------------------------------------  -----------------
Benefit obligation at December 31         $131,201  124,503
===========================================================
Change in plan assets:
Fair value of plan assets at January 1    $145,474  149,021
Actual return on plan assets                 4,401    8,368
Employer contributions                       7,854      384
Benefit payments                           (22,280) (12,299)
----------------------------------------  -----------------
Fair value of plan assets at December 31  $135,449  145,474
===========================================================
Funded status:
As of end of year                         $  4,246   20,971
Unrecognized transition asset                  (42)     (69)
Unrecognized prior-service cost                 62      630
Unrecognized net gain (loss)                 7,700   (8,795)
----------------------------------------  -----------------
Accrued pension expense                   $ 11,966   12,737
===========================================================

   Assumptions used in computing the actuarial present value of the projected benefit obligation for NCBC were as follows:

                                                          2000   1999
                                                          ------------
Discount rate                                              7.75%  8.25
Rate of increase in compensation level of employees        4.00%  3.50
Expected long-term rate of return on pension plan assets  10.50% 11.00

   Assumptions used in computing the actuarial present value of the projected benefit obligation for CCB were as follows:

                                                          2000   1999
                                                          -----------
Discount rate                                              7.75% 7.75
Rate of increase in compensation level of employees        4.00% 4.50
Expected long-term rate of return on pension plan assets  10.50% 8.00

   The combined components of pension expense for the years ended December 31, 2000, 1999 and 1998 are shown below:

In Thousands                                        2000     1999     1998
-------------------------------------------------  ------------------------
Service cost of benefits earned during the period  $ 5,389    6,210   5,546
Interest cost on projected benefit obligation        9,511    8,838   8,557
Expected return on plan assets                     (14,623) (12,171) (6,066)
Curtailment gain                                        --       --    (897)
Amortization of transition asset                       (26)     (17)    (24)
Amortization of prior service cost                       9     (538) (6,902)
Amortization of net gain                              (654)    (589)   (482)
-------------------------------------------------  ------------------------
 Net pension expense (benefit)                     $  (394)   1,733    (268)
===========================================================================

 Postretirement Health and Life Insurance Plan
   NCBC sponsors retirement medical and life insurance plans that provide post-retirement healthcare and life insurance benefits. The plan is contribu-tory and contains other cost-sharing features such as deductibles and coinsur-ance. NCBC's policy to fund the cost of medical benefits to employees varies by age and service at retirement. CCB maintains a defined dollar benefit plan which provides postretirement health and life insurance for all employees who retire after age 55 with ten years of service. Benefits are provided through a self-insured plan administered by an insurance company. The following table sets forth the combined plans' change in benefit obligation, funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 2000 and 1999:

In Thousands                              2000     1999
--------------------------------------  -----------------
Change in benefit obligation:
Benefit obligation at January 1         $ 11,049   10,571
Service cost                                 339      344
Interest cost                                875      715
Actuarial (gain) loss                       (503)    (235)
Benefit payments                            (907)    (774)
Assumptions change                         1,221      428
--------------------------------------  -----------------
Benefit obligation at December 31       $ 12,074   11,049
=========================================================
Funded status:
As of end of year                       $(12,074) (11,049)
Unrecognized net loss                      3,256    2,598
Unrecognized transition liability            243      263
Unrecognized prior service cost             (465)    (507)
--------------------------------------  -----------------
Accrued postretirement benefit expense  $ (9,040)  (8,695)
=========================================================

   The accumulated postretirement benefit obligation at December 31, 2000 was determined using a discount rate of 7.75%. The 1999 accumulated postretirement benefit obligation was determining using discount rates of 8.25.% and 7.75%, respectively, for NCBC and CCB.
   Combined net periodic postretirement benefit expense charged to operations for the years ended December 31, 2000, 1999 and 1998 included the following components:

In Thousands                          2000  1999  1998
-----------------------------------  ------------------
Service cost                         $  338   344   305
Interest cost                           876   715   696
Amortization of net loss                 89   106   101
-----------------------------------  ------------------
 Net postretirement benefit expense  $1,303 1,165 1,102
=======================================================

   The health care trend rate was projected to be 8.5% for 2001 and 7.0% for the two years thereafter. A 1% change in the assumed health care trend rates would have the following effects (in thousands):

                                                        1% Increase 1% Decrease
                                                        -----------------------
      Effect on total of service and interest cost
       components of net periodic
       postretirement benefit expense                      $ 69         (59)
      Effect on the accumulated postretirement benefit
       obligation                                           766        (650)

 Savings and Profit Sharing Plans

   NCBC and CCB have defined contribution employee benefit plan covering sub-stantially all employees with one year's service. Under these plan, employee contributions are partially matched.

 Stock Options and Restricted Stock

   Under NCBC's 1994 Stock Plan, 12,200,000 shares of common stock were re-served for award to key employees as stock options and restricted stock. Op-tions vest ratably over varying periods of up to five years from the date of grant. Under the 1994 Stock Plan, NCBC instituted a program to encourage stock ownership by its employees. Under ShareNCBC, eligible employees who purchase NCBC shares from its discount brokerage subsidiary are awarded two options for each share purchased. The options' exercise price equals the purchase price of the qualifying shares. The options vest after two years if the employee has held the purchased shares for the two-year period after purchase and remained in NCBC's employ. As of December 31, 2000, approximately 230 employees were participating in the ShareNCBC program.

   NCBC continued in effect nonstatutory and incentive stock option plans ex-isting at the date of merger with acquired financial institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years with varying vesting provisions. All options outstanding at the time of the respective mergers were converted into options to acquire NCBC common stock.

   NCBC has elected to follow APB No. 25 and related interpretations in ac-counting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized when stock options are granted because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, NCBC's net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indi-cated below. These pro forma amounts may not be representative of the effect on reported net income in future years since only options granted since Decem-ber 31, 1994 have been included.

        In Thousands Except Per
        Share Data                  2000    1999    1998
        --------------------------------------------------
        Net income    As reported $117,474 257,154 205,777
                        Pro forma  110,585 250,167 201,061
        Basic EPS     As reported      .57    1.25    1.00
                        Pro forma      .54    1.21     .98
        Diluted EPS   As reported      .57    1.23     .98
                        Pro forma      .53    1.20     .96

   The weighted average fair value of options granted approximated $3.14 in 2000, $5.46 in 1999 and $4.98 in 1998. The fair values of the options granted in 2000, 1999 and 1998 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were esti-mated using the following weighted-average assumptions: dividend yield of 2%, expected volatility of .35, risk-free interest rate of 6% and expected average life of 5 years.

   A summary of stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                              Outstanding                 Exercisable
                      ----------------------------  -------------------------
                        Option    Weighted Average  Option   Weighted Average
                        Shares     Exercise Price   Shares    Exercise Price
                      -------------------------------------------------------
At December 31, 1997   9,558,023       $ 7.40
Granted                1,884,012        19.17
Exercised             (2,153,014)        5.44
Forfeited               (442,747)       11.01
                      ------------------------
At December 31, 1998   8,846,274        10.20      5,274,964      $ 7.54
=====================                              =====================
Granted                1,929,543        19.15
Assumed under
 acquisition of
 financial
 institution             201,045        18.49
Exercised             (1,762,375)        7.13
Forfeited               (253,113)       17.68
                      ------------------------
At December 31, 1999   8,961,374        12.71      5,689,476      $ 9.82
=====================                              =====================
Granted                3,506,904        16.62
Exercised             (1,447,854)        7.84
Forfeited               (350,217)       18.53
                      ------------------------
At December 31, 2000  10,670,207       $14.45      7,508,818      $13.57
========================================================================

   NCBC recognized tax benefits from the exercise of certain stock options to-taling $6,054,000, $7,405,000 and $8,330,000, respectively, in 2000, 1999 and
1998. Exercise prices for options outstanding as of December 31, 2000 ranged from $1.06 to $26.13. The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Options Outstanding              Options Exercisable
                             --------------------------------------- --------------------------
                                          Weighted       Weighted                   Weighted
               Range of        Number   Average Years    Average       Number       Average
           Exercise Prices   of Options   Remaining   Exercise Price  of Options Exercise Price
           ----------------  ---------- ------------- -------------- ----------- --------------
           $1.06 to $9.00     2,152,486     2.95          $ 6.17      2,152,480      $ 6.17
           $9.19 to $15.13    2,327,630     6.19           11.82      2,309,220       11.81
           $15.25 to $16.22   2,370,090     4.36           15.93        187,246       15.43
           $16.25 to $18.49   1,966,951     8.18           17.36      1,195,684       17.48
           $18.50 to $26.13   1,853,050     5.36           22.39      1,664,188       22.56
           ----------------  ----------  ----------  ------------- -------------  -----------
           $1.06 to $26.13   10,670,207     5.42          $14.45      7,508,818      $13.57
           ==================================================================================

   Restricted stock awarded under the 1994 Stock Plan totaled 434,715 shares during 2000 and 30,000 shares during 1999. The grants in 2000 and 1999 were recorded at their fair values of $6,184,000 and $533,000, respectively, on the dates of grant and had weighted average fair values of $16.08 and $17.75 per share. None of the restricted stock awarded under the 1994 Stock Plan has been forfeited. Additionally, shares of restricted stock had been awarded under stock option and other incentive plans of acquired financial institutions. During 2000, 1999 and 1998, $1,227,000, $763,000, and $465,000, respectively, of compensation expense was recognized for restricted stock awards.

(13) Stockholders' Equity

 Earnings Per Share

   The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998. Dilutive common shares arise from the potentially dilutive effect of NCBC's stock options outstanding.

In Thousands Except Per Share
Data                                 2000     1999    1998
---------------------------------  -------------------------
Basic EPS
Average common shares outstanding    205,397 206,126 205,443
Net income                         $ 117,474 257,154 205,777
Earnings per share                       .57    1.25    1.00
============================================================
Diluted EPS
Average common shares outstanding    205,397 206,126 205,443
Average dilutive common shares         2,099   2,988   3,617
---------------------------------  -------------------------
Adjusted average common shares       207,496 209,114 209,060
Net income                         $ 117,474 257,154 205,777
Earnings per share                       .57    1.23     .98
============================================================

 Regulatory Matters

   NCBC and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corporation Improvement Act, the federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for finan-cial institutions. Under capital adequacy guidelines and the regulatory frame-work for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on NCBC's consolidated financial statements.

   Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjust-ing available for sale securities to market value. Total capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss allowance, as defined and limited according to regulatory guide-lines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk cate-gories and a category risk-weight is then applied. Management believes that as of December 31, 2000, NCBC and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

   The risk-based capital and leverage ratios for NCBC, CCB and NBC as of De-cember 31, 2000 and 1999 are presented below. The 1999 data for CCB has been restated to reflect the merger of AmFed into CCB.

                                   NCBC                   CCB                 NBC
                          ----------------------- ------------------- -------------------
In Thousands                 2000         1999      2000      1999      2000      1999
------------------------  ---------------------------------------------------------------
Tier I capital            $ 1,262,887   1,313,062   760,456   704,116   423,342   384,195
Total capital               1,419,695   1,469,472   847,402   779,943   471,767   427,735
Risk-weighted assets       12,277,324  10,913,607 7,406,065 6,160,740 4,721,068 3,665,983
Adjusted quarterly
 average assets            16,323,043  14,861,378 9,229,060 8,123,133 6,808,731 5,465,078
Risk-based capital
 ratios:
 Tier I capital to risk-
  weighted assets:
 Actual                         10.29%      12.03     10.27     11.43      8.97     10.48
 Regulatory minimum              4.00        4.00      4.00      4.00      4.00      4.00
 Well-capitalized under
  prompt corrective
  action provisions                --          --      6.00      6.00      6.00      6.00
 Total capital to risk-
  weighted assets:
 Actual                         11.56       13.46     11.44     12.66      9.99     11.67
 Regulatory minimum              8.00        8.00      8.00      8.00      8.00      8.00
  Well-capitalized under
 prompt corrective
 action provisions                 --          --     10.00     10.00     10.00     10.00
 Leverage ratio:
 Actual                          7.74        8.84      8.24      8.67      6.22      7.03
 Regulatory minimum              3.00        3.00      4.00      4.00      4.00      4.00
 Well-capitalized under
  prompt corrective
  action provisions                --          --      5.00      5.00      5.00      5.00
=========================================================================================

   As of their most recent regulatory examination date, the Subsidiary Banks were categorized as well-capitalized. No conditions or events have occurred since December 31, 2000 that would change the capital categorizations pre-sented as of December 31, 2000.

   Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to NCBC in the form of cash dividends. Regulatory capital re-quirements must be met by the Subsidiary Banks as well as other requirements under applicable federal and state laws. Under these requirements, the Subsid-iary Banks have approximately $273,507,000 in retained earnings at December 31, 2000 that can be transferred to NCBC in the form of cash dividends without prior regulatory approval. Total dividends declared by the Subsidiary Banks to NCBC in 2000 were $141,015,000.

   As a result of the above requirements, consolidated net assets of the Sub-sidiary Banks amounting to approximately $967,839,000 at December 31, 2000 were restricted from transfer to NCBC.

   Under Federal Reserve regulations, the Subsidiary Banks are also limited as to the amount they may loan to affiliates, including the Parent Company, un-less such loans are collateralized by specified obligations. At December 31, 2000 and 1999, the Subsidiary Banks had loans to the Parent Company totaling $49 million and $60 million, respectively.

(14)Supplementary Income Statement Information

   Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income:

                                   Years Ended December 31
                                   ------------------------
In Thousands                         2000    1999    1998
---------------------------------  ------------------------
Legal and professional fees        $ 20,732  13,426  12,606
External data processing services    14,828  10,817   6,192
Telecommunications                   12,337  10,745   9,004
Printing and office supplies         11,173  11,791  11,117
Marketing                            10,838  10,134  13,463
Postage and freight                   7,234   7,165   6,764
Amortization of intangibles           5,021   4,402   5,154
Deposit and other insurance           2,619   3,229   4,706
All other                            47,483  42,954  70,788
---------------------------------  ------------------------
 Total other operating expenses    $132,265 114,663 139,794
===========================================================

(15) Income Taxes

   The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

In Thousands                  2000     1999     1998
---------------------------- -------------------------
Current income taxes:
 Federal                     $30,413  128,542  108,598
 State                         1,901    6,282    9,191
---------------------------- -------------------------
  Total current tax expense   32,314  134,824  117,789
---------------------------- -------------------------

Deferred income tax expense
 (benefit):
 Federal                      35,352   (2,901)  (5,493)
 State                          (643)    (124)    (854)
---------------------------- -------------------------
  Total deferred tax expense
  (benefit)                   34,709   (3,025)  (6,347)
---------------------------- -------------------------
  Total income tax expense   $67,023  131,799  111,442
======================================================

   During 2000, 1999 and 1998, a total of $6,054,000, $7,405,000 and
$8,330,000, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options and as a result of the lapse of restrictions on restricted stock.

   A reconciliation of income tax expense to the amount computed by multiply-ing income before income taxes by the statutory federal income tax rate fol-lows:

                                                              % of Pretax
                                        Amount                  Income
                                -------------------------  -------------------
In Thousands                     2000     1999     1998    2000   1999   1998
-------------------------------------------------------------------------------
Tax expense at statutory rate
 on income before income taxes  $64,574  136,134  111,027  35.00% 35.00  35.00
State taxes, net of federal
 benefit                            818    3,963    5,337    .44   1.02   1.68
Increase (reduction) in taxes
 resulting from:
 Tax-exempt interest on
  investment securities and
  loans                          (3,502)  (3,912)  (4,233) (1.90) (1.01) (1.33)
 Other, net                       5,133   (4,386)    (689)  2.78  (1.13)  (.22)
------------------------------  ----------------------------------------------
Income tax expense              $67,023  131,799  111,442  36.32% 33.88  35.13
==============================================================================

   At December 31, 2000 and 1999, NCBC had recorded net deferred tax assets (liabilities) of $(2,791,000) and $52,843,000, respectively, which are in-cluded in "other assets" or "other liabilities" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In ad-dition, taxes paid during the carryback period exceed NCBC's recorded net de-ferred tax asset. Consequently, management has determined that a valuation al-lowance for deferred tax assets was not required at December 31, 2000 or 1999. The sources and tax effects of cumulative temporary differences that give rise to significant deferred tax assets (liabilities) at December 31, 2000 and 1999 are shown below:

In Thousands                                                    2000     1999
-------------------------------------------------------------- ---------------
Deferred tax assets:
 Allowance for loan losses                                     $52,407  51,780
 Postretirement benefits                                         3,814   4,234
 Deferred compensation                                           2,656   2,537
 Unrealized losses on investment securities available for sale      --  11,428
 Other                                                          15,838   5,437
-------------------------------------------------------------- ---------------
 Total gross deferred tax assets                                74,715  75,416
-------------------------------------------------------------- ---------------
Deferred tax liabilities:
 Intangible assets                                                 138     676
 Deferred loan fees and costs                                    8,442   7,131
 Premises and equipment                                            385   2,978
 FHLB dividends                                                  4,591   2,351
 Pension costs                                                   2,806   2,630
 Unrealized gains on investment securities available for sale   10,066      --
 Interest rate swaps                                                --     569
 Mortgage servicing rights gain                                  1,343   1,569
 Deferred income                                                45,525      --
 Other                                                           4,210   4,669
-------------------------------------------------------------- ---------------
 Total gross deferred tax liabilities                           77,506  22,573
-------------------------------------------------------------- ---------------
 Net deferred tax asset (liabilities)                          $(2,791) 52,843
==============================================================================

(16) Commitments, Contingencies and Off-Balance Sheet Risk

 Commitments and Contingencies

   The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2021. Total rental expense amounted to $18,861,000 in 2000, $16,672,000 in 1999 and $14,706,000 in 1998.
A summary of the commitments under noncancellable, long-term leases in effect at December 31, 2000 for each of the years ending December 31 follows:

                            Type of Property
                         -----------------------    Total
In Thousands             Real Property Equipment Commitments
------------------------ -------------------------------
2001                       $ 13,263      3,712      16,975
2002                         12,909      2,837      15,746
2003                         11,941      1,379      13,320
2004                         10,798        636      11,434
2005                          9,113         --       9,113
Thereafter                   42,227         --      42,227
------------------------ ---------------------------------
 Total lease commitments   $100,251      8,564     108,815
==========================================================

   Generally, real estate taxes, insurance, and maintenance expenses are obli-gations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2001.

   Certain legal claims have arisen in the normal course of business in which NCBC and certain of its Subsidiary Banks have been named as defendants. Al-though the amount of any ultimate liability with respect to such matters can-not be determined, in the opinion of management and counsel, any such liabil-ity will have no material effect on NCBC's financial position or results of operations.

   Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These com-mitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not neces-sarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 2000 and 1999, the Subsidiary Banks had commitments to extend credit of approximately $2.5 bil-lion and $2.6 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $71 million and $816 million, respectively, at December 31, 2000 and $99 million and $745 million, respectively, at December 31, 1999.

   Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $128 million and $113 million in outstanding standby letters of credit at December 31, 2000 and 1999.

 Off-Balance Sheet Risk

   Capital Markets, for trading purposes, enters into transactions involving financial instruments with off-balance sheet risk in order to meet the financ-ing and hedging needs of its customers and to reduce its own exposure to fluc-tuations in interest rates. These financial instruments include forward con-tracts, when issued contracts and options written. All such contracts are for United States Treasury, federal agency or municipal securities. These finan-cial instruments involve varying degrees of credit and market risk. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' market values and interest rates. The extent of the Capital Market's involvement in financial instruments with off-balance sheet risk as of December 31 was as follows:

      In Thousands                  2000    1999
      ---------------------------  ---------------
      Forward contracts:
       Commitments to purchase     $52,635 241,358
       Commitments to sell          69,435 247,987
      When issued contracts:
       Commitments to purchase       5,714   7,066
       Commitments to sell           7,325   8,713
      Option contracts:
       Written option contracts         --   3,000
       Purchased option contracts       --   3,000

(17) National Commerce Bancorporation (Parent Company)

   The Parent Company's principal asset is its investment in the Subsidiary Banks and dividends from the Subsidiary Banks are its primary source of in-come. Condensed Balance Sheets as of December 31, 2000 and 1999 and the re-lated Condensed Statements of Income and Cash Flows for the years ended Decem-ber 31, 2000, 1999 and 1998 follow:

Condensed Balance Sheets
As of December 31, 2000 and 1999

In Thousands                                    2000      1999
-------------------------------------------  --------------------
Cash and short-term investments              $  234,191   209,545
Loans                                            71,862    81,210
 Less allowance for loan losses                     792       792
-------------------------------------------  --------------------
 Net loans                                       71,070    80,418
Investment in subsidiaries                    1,290,542 1,273,413
Other assets                                     36,347    61,103
-------------------------------------------  --------------------
 Total assets                                $1,632,150 1,624,479
=================================================================
Master notes                                 $  195,070   174,748
Note payable to subsidiary                       50,547    61,547
Subordinated notes                               82,906    82,894
Other liabilities                                25,073    15,793
-------------------------------------------  --------------------
 Total liabilities                              353,596   334,982
Stockholders' equity                          1,278,554 1,289,497
-------------------------------------------  --------------------
 Total liabilities and stockholders' equity  $1,632,150 1,624,479
=================================================================

Condensed Income Statements
Years Ended December 31, 2000, 1999 and 1998

In Thousands                                        2000     1999     1998
------------------------------------------------  --------------------------
Dividends from subsidiaries                       $141,015  149,744  220,102
Interest income                                     19,461   15,134   11,034
Other income                                         2,313      326    2,975
------------------------------------------------  --------------------------
 Total operating income                            162,789  165,204  234,111
------------------------------------------------  --------------------------
Interest expense                                    20,453   14,950   13,550
Merger-related expense                                 252       --       --
Management fees                                        314      589      563
Other operating expenses                             6,124    2,424    6,479
------------------------------------------------  --------------------------
 Total operating expenses                           27,143   17,963   20,592
------------------------------------------------  --------------------------
Income before income taxes                         135,646  147,241  213,519
Income taxes                                        (1,766)    (906)  (2,133)
------------------------------------------------  --------------------------
Income before equity in undistributed net income
 of subsidiaries                                   137,412  148,147  215,652
Equity in undistributed net income (loss) of
 subsidiaries                                      (19,938) 109,007   (9,875)
------------------------------------------------  --------------------------
Net income                                        $117,474  257,154  205,777
============================================================================

Condensed Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

In Thousands                                         2000     1999      1998
-------------------------------------------------  ---------------------------
Net cash provided by operating activities          $173,560  130,829   211,343
=================================================  ===========================
Investment in subsidiaries                            3,690  (81,014)   (4,600)
Net decrease in loans to subsidiaries                    --       --    10,000
Net (increase) decrease in loans                      9,348  (15,557)   (4,776)
Other, net                                               57      (12)    3,764
-------------------------------------------------  ---------------------------
 Net cash provided (used) by investing activities    13,095  (96,583)    4,388
-------------------------------------------------  ---------------------------
Increase in master notes                             20,322   46,266    11,110
Proceeds from issuance of long-term debt                 12       13        21
Net increase (decrease) in debt to subsidiaries     (11,000)   9,547     3,000
Proceeds from stock issuance in acquisition             590  106,543        --
Purchase and retirement of common stock             (85,006) (98,929) (111,828)
Cash dividends                                      (99,132) (84,681)  (73,145)
Other, net                                           12,205   14,078    14,237
=================================================  ===========================
 Net cash used by financing activities             (162,009)  (7,163) (156,605)
-------------------------------------------------  ---------------------------
Net increase in cash and short-term investments      24,646   27,083    59,126
Cash and short-term investments at beginning of
 year                                               209,545  182,462   123,336
-------------------------------------------------  ---------------------------
Cash and short-term investments at end of year     $234,191  209,545   182,462
==============================================================================

(18) Segment Information

   Before the merger with CCBF, NCBC segregated its business into three seg-ments: commercial banking, retail banking and other financial services. Fol-lowing the merger, management has redefined the business and considers itself to operate two principal lines: traditional banking and financial enterprises.

   The traditional banking segment includes sales and distribution of finan-cial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes lending and related financial services pro-vided to large and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset-based lend-ing and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

   The financial enterprises segment is comprised of trust services and in-vestment management, transaction processing, in-store consulting/licensing and institutional broker/dealer activities.

   The accounting policies of the individual segments are the same as those of NCBC as described in Note 1. Transactions between business segments are con-ducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment rev-enues. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources, accounting and other back-office support functions and management overhead are allocated to each segment based upon various statistical information.

   The following tables present condensed income statements and average assets for each reportable segment. This presentation reflects management's determina-tion that it operates two business segments.

                                     Traditional  Financial
In Thousands                           Banking   Enterprises   Total
-----------------------------------  ----------------------------------
Year ended December 31, 2000:
Net interest income                  $   605,624    11,768      617,392
Provision for loan loss                   20,892        --       20,892
-----------------------------------  ----------------------------------
Net interest income after provision      584,732    11,768      596,500
Other income                             151,169    96,376      247,545
Other expense                            561,224    66,673      627,897
-----------------------------------  ----------------------------------
Income before income taxes               174,677    41,471      216,148
Income taxes                              83,005    15,669       98,674
-----------------------------------  ----------------------------------
Net income                           $    91,672    25,802      117,474
=======================================================================
Average assets                       $15,598,326   479,638   16,077,964
Year ended December 31, 1999:
Net interest income                  $   591,058    11,173      602,231
Provision for loan loss                   29,520        --       29,520
-----------------------------------  ----------------------------------
Net interest income after provision      561,538    11,173      572,711
Other income                             173,375    65,195      238,570
Other expense                            356,376    42,673      399,049
-----------------------------------  ----------------------------------
Income before income taxes               378,537    33,695      412,232
Income taxes                             141,926    13,152      155,078
-----------------------------------  ----------------------------------
Net income                           $   236,611    20,543      257,154
=======================================================================
Average assets                       $14,023,125   329,544   14,352,669
Year ended December 31, 1998:
Net interest income                  $   538,265     8,453      546,718
Provision for loan loss                   27,872        --       27,872
-----------------------------------  ----------------------------------
Net interest income after provision      510,393     8,453      518,846
Other income                             138,422    62,121      200,543
Other expense                            345,332    41,000      386,332
-----------------------------------  ----------------------------------
Income before income taxes               303,483    29,574      333,057
Income taxes                             115,745    11,535      127,280
-----------------------------------  ----------------------------------
Net income                           $   187,738    18,039      205,777
=======================================================================
Average assets                       $12,526,795   294,266   12,821,061

(19) Quarterly Financial Data (Unaudited)

                                       2000                                1999
                        -----------------------------------------------------------------------
In Thousands Except                                    1st     4th     3rd                1st
Per Share Data          4th Qtr.  3rd Qtr.  2nd Qtr.  Qtr.    Qtr.    Qtr.    2nd Qtr.   Qtr.
----------------------  -----------------------------------------------------------------------
Interest income         $327,436  320,839   309,400  292,803 282,375 269,624  266,120   259,520
Interest expense         178,193  175,119   162,933  148,492 133,013 125,160  121,128   119,386
----------------------  -----------------------------------------------------------------------
Net interest income      149,243  145,720   146,467  144,311 149,362 144,464  144,992   140,134
Provision for loan
 losses                    5,317    5,098     6,194    4,283   7,835   7,665    9,666     4,354
----------------------  -----------------------------------------------------------------------
Net interest income
 after provision for
 loan losses             143,926  140,622   140,273  140,028 141,527 136,799  135,326   135,780
Gain on sale of credit
 card receivables             --       --        --       --      --      --   32,837        --
Securities gains
 (losses)                 (4,632)     (32)    1,015      270   1,086    (125)  (1,615)      251
Other income              71,365   68,607    57,337   53,615  52,437  51,210   53,876    48,613
Other expenses           202,781  208,910   111,094  105,112 102,262  99,454  101,071    96,262
----------------------  -----------------------------------------------------------------------
Income before income
 taxes                     7,878      287    87,531   88,801  92,788  88,430  119,353    88,382
Income taxes                (535)  10,412    27,998   29,148  31,054  28,915   41,982    29,848
----------------------  -----------------------------------------------------------------------
Net income (loss)       $  8,413  (10,125)   59,533   59,653  61,734  59,515   77,371    58,534
===============================================================================================
Net income (loss) per
 share:
 Basic                  $    .04     (.05)      .29      .29     .30     .29      .37       .29
 Diluted                     .04     (.05)      .29      .29     .29     .28      .37       .29
===============================================================================================

(20) Fair Value of Financial Instruments
   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                                          2000                    1999
                                 ----------------------------------------------
                                  Carrying                 Carrying
In Thousands                       Amount     Fair Value    Amount   Fair Value
-------------------------------  ----------------------------------------------
Financial assets:
Cash and cash equivalents        $   531,467     531,467     667,097    667,097
Investment securities              4,416,614   4,386,226   3,978,972  3,889,248
Trading account securities            74,417      74,417      30,294     30,294
Net loans                         10,889,638  10,953,779   9,907,548 10,011,109
Financial liabilities:
Deposits                          11,982,283  12,134,567  11,322,405 11,295,622
Short-term borrowings              1,215,403   1,215,403   1,118,749  1,118,749
Federal Home Loan Bank advances    1,657,115   1,648,979   1,128,822  1,120,015
Long-term debt                        39,357      49,088      39,363     38,754
Capital trust pass-through
 securities                           49,922      49,922      49,909     49,909
Derivative financial
 instruments:
Interest rate swaps                  (74,140)    (74,140)      2,349      2,349
===============================================================================

 Cash and Cash Equivalents
   The carrying amounts reported in the balance sheet for cash and cash equiv-alents approximate those assets' fair values.

 Investment and Trading Account Securities
   Fair values for investment and trading account securities are based on quoted market prices, where available. If quoted market prices are not avail-able, fair values are based on quoted market prices of comparable instruments.

 Net Loans
   For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair val-ues for certain mortgage loans (e.g., one-to-four family residential) and cer-tain consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using dis-counted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

 Deposits
   The fair values disclosed for demand deposits (e.g., interest and non-in-terest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

 Borrowings
   The carrying amounts of short-term borrowings and capital trust pass-through securities approximate their fair values. The fair values of FHLB ad-vances and long-term debt are estimated using discounted cash flow analyses, based on NCBC's incremental borrowing rates for similar types of borrowing ar-rangements.


 Interest Rate Swaps
   Fair values for interest rate swaps are based on discounted cash flow pro-jections under the swap agreements based on assumptions about future interest rate movements.

 Off-Balance Sheet Financial Instruments
   The Subsidiary Banks have commitments to extend credit and standby letters of credit. These types of credit are made at market rates; therefore, there would be no market risk associated with these credits which would create a significant fair value liability.

(21) Subsequent Event
   On February 15, 2001, NCBC closed its position in certain interest rate swap contracts with notional amounts totaling $1.5 billion. The fair value of these contracts at the time of the transaction was $77,900,000 and consequent-ly, NCBC realized an additional $673,000 of loss on these contracts in the first quarter of 2001.

    REPORT OF MANAGEMENT REGARDING RESPONSIBILITY FOR FINANCIAL STATEMENTS

   Management is responsible for the content of the financial information in-cluded in this annual report. The financial statements from which the finan-cial information has been drawn are prepared in accordance with generally ac-cepted accounting principles. Other information in this report is consistent with the financial statements.

   In meeting its responsibility, management relies on the system on internal accounting control and related control systems. Elements of these systems in-clude selection and training of qualified personnel, establishment and commu-nication of accounting and administrative policies and procedures, appropriate segregation of responsibilities and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reli-able for preparing financial statements and maintaining accountability for as-sets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any sys-tem of internal control. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefit derived and that the evaluation of such cost and benefit necessarily requires esti-mates and judgments.

   Ernst & Young LLP, independent auditors, audited NCBC's consolidated finan-cial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determi-nation of the scope of their audits.

   The voting members of the Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with man-agement, NCBC's internal auditors and the independent auditors to discuss au-dit, financial reporting and related matters. Ernst & Young LLP and the inter-nal auditors have direct access to the Audit Committee.


                                      Ernest C. Roessler
                                      President and Chief Executive Officer

                                      Sheldon M. Fox
                                      Chief Financial Officer

                                      Mark A. Wendel
                                      Chief Accounting Officer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
National Commerce Bancorporation

   We have audited the accompanying consolidated balance sheets of National Commerce Bancorporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect of the merger of National Commerce Bancorporation (NCBC) and CCB Financial Corpo-ration (CCB) on July 5, 2000, which was accounted for using the pooling of in-terest method as described in Note 2 to the Consolidated Financial Statements. We did not audit the consolidated financial statements of CCB for the years ended December 31, 1999 and 1998, which statements reflect total assets of 54.1% in 1999 and net interest income of 57.4% in 1999 and 60.8% in 1998 of the related consolidated NCBC totals. Those CCB consolidated statements were audited by other auditors whose report has been furnished to us, and our opin-ion; insofar as it relates to data included for CCB, is based solely on the report of other auditors.

   We conducted our audits in accordance with auditing standards generally ac-cepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits and the re-port of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material re-spects, the consolidated financial position of National Commerce Bancorpora-tion and Subsidiaries at December 31, 2000 and 1999, and the consolidated re-sults of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP
Memphis, Tennessee
February 15, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
CCB Financial Corporation

We have audited the consolidated balance sheet of CCB Financial Corporation and subsidiaries as of December 31, 1999 and the related consolidated state-ments of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 1999 (not pre-sented herein), prior to their restatement for the 2000 pooling-of-interests with National Commerce Bancorporation. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our au-dits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the finan-cial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pres-ent fairly, in all material respects, the financial position of CCB Financial Corporation and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally ac-cepted in the United States of America.

                                                                   /s/ KPMG LLP

Raleigh, North Carolina
January 20, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND AC-COUNTING DISCLOSURE

   In a Current Report on Form 8-K dated March 20, 2001, NCBC stated that it had notified its current independent auditors, Ernst & Young LLP, that their appointment as independent auditors will be terminated effective upon the is-suance of their reports on NCBC's consolidated financial statements for the year ended December 31, 2000. KPMG LLP will be engaged as independent auditors effective upon Ernst & Young's termination. The decision to change auditors was recommended by the audit committee of the Board of Directors and approved by the Board of Directors. There have been no disagreements with Ernst & Young on accounting and financial disclosures. See the Form 8-K for additional in-formation regarding the change in accountants.


                                   PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference to National Commerce Bancorporation's definitive Proxy Statement dated March 30, 2001 (the "Proxy Statement") under the heading "Proposal 1. Election of Direc-tors" or appears under the heading "Executive Officers of the Registrant" in
Part I. of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the Proxy Statement under the headings "Report of the Compensation Committee", "Compensation of Executive Officers", "Pension Plans" and "Employment Agree-ments".

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference to the Proxy Statement under the heading "Stock Ownership of Management and Prin-cipal Shareholders".

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference to the Proxy Statement under the heading "Certain Transactions with Directors and Management".

                                   PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. and 2.

   The financial statements and supplementary data listed in the index set forth in Item 8 of this Annual Report are filed as part of this Annual Report.

   All schedules are omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related notes.

   (a) 3.

   Exhibits are listed in the Exhibit Index beginning on page 57 of this An-nual Report.

   (b) Reports on Form 8-K:

   A report on Form 8-K dated October 24, 2000 was filed under Item 9 report-ing the text of a presentation made by management.

   A report on Form 8-K dated January 19, 2001 was filed under Items 5 and 9 reporting a publicly-disseminated press release and the text of a presentation made by management.

   A report on Form 8-K dated March 20, 2001 was filed under Item 4 reporting a change in accountants.

                            DESCRIPTION OF EXHIBITS

Agreement and Plan of Merger between Registrant and CCB Financial Corporation Agreement and Plan of Merger between Registrant and Piedmont Bancorp, Inc. Charter of Registrant as amended and restated
Bylaws of Registrant as amended and restated
Specimen Stock Certificate of Registrant
Form of Indenture dated as of November 1, 1993, between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held
Form of Promissory Notes of NBC payable to The Mallory Partners
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant, National Bank of Commerce, and Thomas M. Garrott Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Ernest C. Roessler
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and William R. Reed, Jr.
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Richard L. Furr
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Lewis E. Holland
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and J. Scott Edwards
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Sheldon M. Fox
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and David T. Popwell
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Tom W. Scott
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Ernest C. Roessler
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and William R. Reed
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Richard L. Furr
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Lewis E. Holland
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and J. Scott Edwards
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Sheldon M. Fox
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and David T. Popwell
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Tom W. Scott
Hillsborough Savings Bank, Inc., SSB Management Recognition Plan
Piedmont Bancorp, Inc. Stock Option Plan
1993 Incentive Stock Option Plan
Salem Trust Bank 1986 Incentive Stock Option Plan
1995 Directors Performance Plan of American Federal Bank, FSB
1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB 1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB
Security Capital Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan

Long-Term Incentive Plan of CCB Financial Corporation
American Federal Bank, FSB Amended and Restated 1998 Stock Option and Incentive Plan
Stone Street Bancorp, Inc. Stock Option Plan
Deferred Compensation Agreement as of December 1, 1983 for Thomas M. Garrott CCB Financial Corporation Retirement Income Equity Plan
1990 Stock Plan of the Registrant
1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996
Amendment Number One to the 1994 Stock Plan of the Registrant
Amendment Number Two to the 1994 Stock Plan of the Registrant
Resolution authorizing Pension Restoration Plan
National Commerce Bancorporation Deferred Compensation Plan effective January 1, 1999
CCB Financial Corporation Retirement Income Equity Plan
Letter from Ernst & Young LLP regarding change in certifying accountant Subsidiaries of Registrant
Consent of Ernst & Young LLP
Consent of KPMG LLP
Registrant's Proxy Statement to Shareholders for the 2001 Annual Meeting of Shareholders

            COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
                    SHELDON M. FOX, CHIEF FINANCIAL OFFICER
                      OF NATIONAL COMMERCE BANCORPORATION

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      National Commerce Bancorporation

                                                /s/ Thomas M. Garrott
                                      By_______________________________________
                                                  Thomas M. Garrott
                                                Chairman of the Board
                                      Date: March 28, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.

                   Signature                                Title                    Date
                   ---------                                -----                    ----
             /s/ Thomas M. Garrott              Chairman of the Board           March 28, 2001
 _____________________________________________
               Thomas M. Garrott

             /s/ Ernest C. Roessler             President and Chief             March 28, 2001
 _____________________________________________   Executive Officer
               Ernest C. Roessler                (Principal Executive
                                                 Officer)

            /s/ James B. Brame, Jr.             Director                        March 28, 2001
 _____________________________________________
              James B. Brame, Jr.

           /s/ Bruce E. Campbell, Jr.           Director                        March 28, 2001
 _____________________________________________
             Bruce E. Campbell, Jr.

             /s/ John D. Canale III             Director                        March 28, 2001
 _____________________________________________
               John D. Canale III

          /s/ James H. Daughdrill, Jr.          Director                        March 28, 2001
 _____________________________________________
            James H. Daughdrill, Jr.

         /s/ Thomas C. Farnsworth, Jr.          Director                        March 28, 2001
 _____________________________________________
           Thomas C. Farnsworth, Jr.

           /s/ Blake P. Garrett, Jr.            Director                        March 28, 2001
 _____________________________________________
             Blake P. Garrett, Jr.

               /s/ R. Lee Jenkins               Director                        March 28, 2001
 _____________________________________________
                 R. Lee Jenkins

               /s/ C. Dan Joyner                Director                        March 28, 2001
 _____________________________________________
                 C. Dan Joyner

           /s/ W. Neely Mallory, Jr.            Director                        March 28, 2001
 _____________________________________________
             W. Neely Mallory, Jr.

             /s/ Eugene J. McDonald             Director                        March 28, 2001
 _____________________________________________
               Eugene J. McDonald


                   Signature                                Title                    Date
                   ---------                                -----                    ----
           /s/ James E. McGehee, Jr.            Director                        March 28, 2001
 _____________________________________________
             James E. McGehee, Jr.

           /s/ Phillip H. McNeill Sr.           Director                        March 28, 2001
 _____________________________________________
             Phillip H. McNeill Sr.

               /s/ Eric B. Munson               Director                        March 28, 2001
 _____________________________________________
                 Eric B. Munson

              /s/ J. Bradbury Reed              Director                        March 28, 2001
 _____________________________________________
                J. Bradbury Reed

              /s/ Dr. David E. Shi              Director                        March 28, 2001
 _____________________________________________
                Dr. David E. Shi

                                                Director                        March   , 2001
 _____________________________________________
               H. Allen Tate, Jr.

            /s/ Dr. Phail Wynn, Jr.             Director                        March 28, 2001
 _____________________________________________
              Dr. Phail Wynn, Jr.

               /s/ Sheldon M. Fox               Chief Financial Officer         March 28, 2001
 _____________________________________________   (Principal Financial
                 Sheldon M. Fox                  Officer)

               /s/ Mark A. Wendel               Senior Vice President and       March 28, 2001
 _____________________________________________   Chief Accounting Officer
                 Mark A. Wendel                  (Principal Accounting
                                                 Officer)

                                 EXHIBIT INDEX

 Exhibit No.
 -----------
        (2)  Plan of acquisition, reorganization, arrangement, liquida-
             tion or secession.
             1. Agreement and Plan of Merger entered into as of March 17,
                2000 by and between the Registrant and CCB Financial
                Corporation ("CCB") is incorporated by reference from
                Appendix A to the Registrant's Registration Statement on
                Form S-4 filed on April 24, 2000 (File No. 333-35486).        *
             2. Agreement and Plan of Merger entered into as of December
                27, 1999 by and between the Registrant and Piedmont
                Bancorp, Inc. is incorporated by reference from Appendix
                A to the Registrant's Registration Statement on Form S-4
                filed on February 18, 2000 (File No. 333-30746).

        (3)  Articles of Incorporation and Bylaws.
             1. Charter of Registrant as amended and restated is
                incorporated by reference from Exhibit 3.1 to the
                Registrant's Form 8-K dated July 11, 2000.                    *
             2. Bylaws of Registrant as amended is incorporated by
                reference from Exhibit 3.2 to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1995.     *

        (4)  Instruments defining the rights of security holders, includ-
             ing indentures.
             1. Specimen Stock Certificate of Registrant is incorporated herein by reference from Exhibit 4.1 of Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June
                30, 1999.                                                     *
             2. Form of indenture dated November 1, 1993 between CCB
                Financial Corporation and Bank of New York as successor
                to Wachovia Bank of North Carolina, N.A., Trustee,
                pursuant to which Registrant's Subordinated Notes are
                issued and held is incorporated herein by reference from
                Exhibit 4.2 of the CCB Registration Statement No. 33-
                50793 on Form S-3 (File No. 001-11989).                       *

       (10)  Material contracts.
             1. Form of Promissory Notes of NBC payable to The Mallory
                Partners is incorporated herein by reference from Exhibit
                10.1 to the Registrant's Annual Report on Form 10-K for
                the year ended December 31, 1987 (File No. 0-6094).           *
             2. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant,
                National Bank of Commerce, and Thomas M. Garrott is
                incorporated by reference from Exhibit 10.22 to the
                Registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000.                                  *
             3. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                Ernest C. Roessler is incorporated by reference from
                Exhibit 10.23 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000.                *
             4. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                William R. Reed, Jr. is incorporated by reference from
                Exhibit 10.24 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000.                *
             5. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                Richard L. Furr is incorporated by reference from Exhibit
                10.25 to the Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2000.                          *
             6. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                Lewis E. Holland is incorporated by reference from
                Exhibit 10.26 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000.                *
             7. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                J. Scott Edwards is incorporated by reference from
                Exhibit 10.27 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000.                *
             8. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                Sheldon M. Fox is incorporated by reference from Exhibit
                10.28 to the Registrant's Quarterly Report on Form 10-Q
                for the quarter ended June 30, 2000.                          *
             9. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and
                David T. Popwell is incorporated by reference from
                Exhibit 10.29 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2000.                *
             10. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Tom W. Scott is incorporated by reference from
                 Exhibit 10.30 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             11. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Ernest
                 C. Roessler is incorporated by reference from Exhibit
                 10.31 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *

 Exhibit No.
 -----------
             12. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and William
                 R. Reed is incorporated by reference from Exhibit 10.32
                 to the Registrant's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 2000.                             *
             13. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Richard
                 L. Furr is incorporated by reference from Exhibit 10.33
                 to the Registrant's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 2000.                             *
             14. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Lewis
                 E. Holland is incorporated by reference from Exhibit
                 10.34 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *
             15. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and J.
                 Scott Edwards is incorporated by reference from Exhibit
                 10.35 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *
             16. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Sheldon
                 M. Fox is incorporated by reference from Exhibit 10.36
                 to the Registrant's Quarterly Report on Form 10-Q for
                 the quarter ended June 30, 2000.                             *
             17. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and David
                 T. Popwell is incorporated by reference from Exhibit
                 10.37 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *
             18. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Tom W.
                 Scott is incorporated by reference from Exhibit 10.38 to
                 the Registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000.                                 *
             19. Hillsborough Savings Bank, Inc., SSB Management
                 Recognition Plan is incorporated by reference to Exhibit
                 10.II.B of the Form 10-K of Piedmont Bancorp, Inc.
                 ("PBI") for the fiscal year ended June 30, 1996 (File
                 No. 001-14070).                                              *
             20. Piedmont Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 10.II.A to PBI's Form 10-K for
                 the fiscal year ended June 30, 1996 (File No. 001-
                 14070).                                                      *
             21. 1993 Incentive Stock Option Plan is incorporated by
                 reference to Exhibit 28 to the Registration Statement
                 No. 33-61270 on Form S-8 of CCB Financial Corporation
                 ("CCB")(File No. 001-11989).                                 *
             22. Salem Trust Bank 1986 Incentive Stock Option Plan is
                 incorporated by reference to Exhibit 99 of CCB's
                 Registration Statement No. 333-22031 on Form S-8 (File
                 No. 001-11989).                                              *
             23. 1995 Directors Performance Plan of American Federal
                 Bank, FSB is incorporated by reference to Exhibit 99 to
                 CCB's Registration Statement No. 333-34231 on Form S-8
                 (File No. 001-11989).                                        *
             24. 1993 Nonstatutory Stock Option Plan for CCB Savings Bank
                 of Lenoir, Inc., SSB is incorporated by reference to
                 Exhibit 99 of CCB's Registration Statement No. 33-53599
                 on Form S-8, as amended by Amendment No. 1 to the 1993
                 Nonstatutory Stock Option Plan for CCB Savings Bank of
                 Lenoir, Inc., SSB (incorporated by reference to Exhibit
                 10(G) of CCB's Annual Report on Form 10-K for the year
                 ended December 31, 1993)(File No. 001-11989).                *
             25. 1993 Nonstatutory Stock Option Plan for Graham Savings
                 Bank, Inc., SSB is incorporated by reference to Exhibit
                 99 to CCB's Registration Statement No. 33-53595 on Form
                 S-8 (File No. 001-11989).                                    *
             26. Security Capital Bancorp Omnibus Stock Ownership and
                 Long Term Incentive Plan is incorporated by reference to
                 Exhibit 99 to CCB's Registration Statement No. 33-61791
                 on Form S-8 (File No. 001-11989).                            *
             27. Long-Term Incentive Plan is incorporated by reference to
                 Exhibit 99 to CCB's Registration Statement No. 33-54645
                 on Form S-8 (File No. 001-11989).                            *
             28. American Federal Bank, FSB Amended and Restated 1988
                 Stock Option and Incentive Plan is incorporated by
                 reference to Exhibit 99 of CCB's Registration Statement
                 No. 33-34207 on Form S-8 (File No. 001-11989).               *
             29. Stone Street Bancorp, Inc. Stock Option Plan is
                 incorporated by reference to Exhibit 99 of CCB's
                 Registration Statement No. 33-9158 on Form S-8 (File No.
                 001-11989).                                                  *
             30. Deferred Compensation Agreement as of December 1, 1983
                 for Thomas M. Garrott is incorporated by reference to
                 Exhibit 10c(2) to the Registrant's Form 10-K for the
                 year ended December 31, 1984 (File No. 0-6094).              *
             31. 1990 Stock Plan of the Registrant is incorporated by
                 reference from Exhibit A to the Registrant's Proxy
                 Statement for the 1990 Annual Meeting of Shareholders
                 (File No. 0-6094).                                           *
             32. 1994 Stock Plan of the Registrant, as amended and
                 restated effective as of November 1, 1996, is
                 incorporated by reference from Exhibit A to the
                 Registrant's Proxy Statement for the 1997 Annual Meeting
                 of Shareholders.                                             *

 Exhibit No.
 -----------
             33. Amendment Number One to the 1994 Stock Plan
                 of the Registrant, as amended and restated
                 effective as of November 1, 1996, is
                 incorporated by reference from Exhibit 10.17
                 to the Registrant's Annual Report on Form 10-
                 K for the year ended December 31, 1998.                      *
             34. Amendment Number Two to the 1994 Stock Plan
                 of the Registrant, as amended and restated
                 effective as of November 1, 1996, is
                 incorporated by reference from Exhibit 10.21
                 to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000.                    *
             35. Resolution authorizing Pension Restoration
                 Plan is incorporated by reference from
                 Exhibit 10(c)(7) to the Registrant's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1986 (File No. 0-6094).                         *
             36. National Commerce Bancorporation Deferred
                 Compensation Plan effective January 1, 1999,
                 is incorporated by reference from Exhibit
                 10.19 to the Registrant's Annual Report on
                 Form 10-K for the year ended December 31,
                 1998.                                                        *
             37. CCB Financial Corporation Retirement Income
                 Equity Plan as amended and restated effective
                 January 1, 1998.                                          10.1
       (16)  Letter re: change in certifying accountant.
             A letter from Ernst & Young LLP re: change in
             certifying accountant is incorporated by
             reference from Exhibit 16.1 to the Registrant's
             Current Report on Form 8-K dated March 20, 2001.                 *
       (21)  Subsidiaries of Registrant.
             A listing of the direct and indirect subsidiaries
             of Registrant is included in Note 1 to the
             Consolidated Financial Statements of Registrant
             included in this Form 10-K.
       (23)  Consents of experts and counsel.
             Consent of Ernst & Young LLP.                                 23.1
             Consent of KPMG LLP.                                          23.2
       (99)  Additional exhibits.
             Proxy Statement for 2001 Annual Meeting of            Not Required
                Shareholders to be held on April 25, 2001.       to be re-filed

     * Previously filed