Form 10-Q/A
period 2000-03-31
NATIONAL COMMERCE BANCORPORATION
filed 2001-04-04
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                  FORM 10-Q/A

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
                                                   ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Liabilities:
Deposits:
    Non-interest bearing deposits                  $  458,744   $  454,146
    Interest-bearing deposits                       4,137,397    4,041,754
                                                   ----------   ----------
    Total deposits                                  4,596,141    4,495,900
Short-term borrowings                                 805,837      883,038
Accounts payable and accrued liabilities              122,702       99,241
Federal Home Loan Bank advances                     1,035,635      714,335
Long-term debt                                          6,372        6,372
                                                   ----------   ----------
      Total liabilities                             6,566,687    6,198,886
                                                   ----------   ----------
Capital trust pass-through securities                  49,912       49,909
Stockholders' equity:
Common stock                                          216,212      216,446
Additional paid-in capital                             85,106       90,230
Retained earnings                                     268,745      253,940
Accumulated other comprehensive loss                   (6,642)      (3,238)
                                                   ----------   ----------
      Total stockholders' equity                      563,421      557,378
      Total liabilities and                        ---------    ---------
        stockholders' equity                       $7,180,020   $6,806,173
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

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                       --------------------------------
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                        For the three months
                                            ended March 31
                                          ------------------
                                            2000      1999
                                          --------  --------
Interest income:
Loans                                     $ 86,324  $ 71,488
Securities:
   Taxable                                  38,300    32,732
   Non-taxable                               3,027     3,155
Trading account securities                     476       649
Deposits at banks                              259       349
Other                                        1,489       856
                                          --------  --------
   Total interest income                   129,875   109,229
                                          --------  --------
Interest expense:
Deposits                                    45,854    36,799
Federal Home Loan Bank advances             12,050     8,967
Long-term debt                                  92        90
Federal funds purchased and securities
  sold under agreements to repurchase       11,106     7,998
                                          --------  --------
   Total interest expense                   69,102    53,854
                                          --------  --------
   Net interest income                      60,773    55,375
Provision for loan losses                    2,178     2,539
                                          --------  --------
   Net interest income after
   provision for loan losses                58,595    52,836
                                          --------  --------
Other income:
Trust service income                         2,363     2,575
Service charges on deposits                  6,385     4,914
Other service charges and fees               5,922     4,826
Broker/dealer revenue                        4,398     5,431
Securities gains                                 1         2
Other                                        5,170     3,847
                                          --------  --------
   Total other income                       24,239    21,595
                                          --------  --------
Other expenses:
Salaries and employee benefits              19,695    19,168
Occupancy expense                            3,478     3,364
Furniture and equipment expense              1,914     1,767
Other                                       19,645    13,306
                                          --------  --------
   Total other expenses                     44,732    37,605
                                          --------  --------
Income before income taxes                  38,102    36,826
Income taxes                                11,940    11,937
                                          --------  --------
Net income                                $ 26,162  $ 24,889
                                          ========  ========

Net income per share - basic                  $.24      $.24
Net income per share - diluted                $.24      $.23
Dividends per share of common stock          $.105      $.09

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                (In Thousands)


                                                                      For the Three Months
                                                                       Ended      March 31
                                                                     ----------  -----------
                                                                        2000         1999
                                                                     ---------    ---------
                                                                                 (Unaudited)

Operating activities:
   Net income                                                        $  26,162    $  24,889
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                                           2,182        2,539
     Depreciation and amortization                                       2,368        4,544
     Amortization of security premiums and accretion
       of discounts, net                                                  (149)          80
     Realized securities (gains) losses                                     (1)          (2)
     Deferred income taxes (benefit)                                    (3,843)         868
     Change in assets and liabilities:
     (Increase) decrease in trading account securities                   1,540       22,161
     (Increase) decrease in broker/dealer customer receivables          (4,334)     (39,661)
     (Increase) decrease in other assets                               (25,743)      (3,652)
     Increase (decrease) in accounts payable and accrued expenses       24,967       34,011
                                                                     ---------    ---------
Net cash provided by (used in) operating activities                     23,149       45,777
                                                                     ---------    ---------
Investing activities:
     Proceeds from the maturities of securities                         14,190      109,498
     Proceeds from sales of securities                                       0        1,168
     Purchases of securities                                          (237,026)    (311,343)
     Net (increase) decrease in loans                                  (82,927)     (23,974)
     Purchase of premises and equipment                                 (1,177)      (7,387)
                                                                     ---------    ---------
Net cash provided by (used in) investing activities                   (306,940)    (232,038)
                                                                     ---------    ---------
Financing activities:
   Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts                                 (30,007)    (102,394)
   Net increase (decrease) in certificates of deposit                  130,248       89,682
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                    (77,201)     127,926
   Increase (decrease) in Federal Home Loan Bank advances              321,300       46,063
   Proceeds from exercise of stock options                               1,649        1,619
   Issuance of common stock and other                                      696          638
   Repurchases of common stock                                          (8,671)      (4,645)
   Cash dividends paid                                                 (11,361)      (9,128)
                                                                     ---------    ---------
Net cash provided by (used in) financing activities                    326,653      149,761
                                                                     ---------    ---------
Increase (decrease) in cash and cash equivalents                        42,862      (36,500)
Cash and cash equivalents at beginning of period                       261,296      335,862
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $ 304,158    $ 299,362
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

Quarter Ended March 31, 2000:

                                           Commercial       Retail    Financial
                                              Banking      Banking     Services        Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                    $   13,622   $   27,222   $   23,975   $   64,819
    Provision for loan losses                    (190)      (1,925)         (63)      (2,178)
                                           ----------   ----------   ----------   ----------
    Net interest income after provision        13,432       25,297       23,912       62,641
    Non-interest income                           732        2,880       20,627       24,239
    Non-interest expense                       (3,274)     (10,544)     (30,914)     (44,732)
                                           ----------   ----------   ----------   ----------
    Net income before taxes                    10,890       17,633       13,625       42,198
    Income taxes                               (4,131)      (6,689)      (5,166)     (15,986)
                                           ----------   ----------   ----------   ----------
    Net income                             $    6,759   $   10,944   $    8,459   $   26,162
                                           ==========   ==========   ==========   ==========
    Average assets                         $1,052,699   $3,255,547   $2,767,015   $7,075,261


    Quarter Ended March 31, 1999:

                                           Commercial       Retail    Financial
                                              Banking      Banking     Services        Total
                                           ----------   ----------   ----------   ----------
    Net interest margin                    $   15,154   $   32,030   $   11,533   $   58,717
    Provision for loan losses                    (911)      (1,585)         (43)      (2,539)
                                           ----------   ----------   ----------   ----------
    Net interest income after provision        14,243       30,445       11,490       56,178
    Non-interest income                           638        4,341       16,616       21,595
    Non-interest expense                       (3,676)     (20,427)     (13,502)     (37,605)
                                           ----------   ----------   ----------   ----------
    Net income before taxes                    11,205       14,359       14,604       40,168
    Income taxes                               (4,262)      (5,462)      (5,555)     (15,279)
                                           ----------   ----------   ----------   ----------
    Net income                             $    6,943   $    8,897   $    9,049   $   24,889
                                           ==========   ==========   ==========   ==========
    Average assets                         $1,009,242   $2,645,227   $2,496,975   $6,151,444

Note C - Earnings Per Share
---------------------------
    The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended
                                              ------------------
                                                    March 31
                                                    --------
     In Thousands, Except Per Share Data            2000      1999
                                                --------  --------
     Numerator:
     Net income                                 $ 26,162  $ 24,889
                                                ========  ========
     Denominator:
     Denominator for basic earnings
       per share - weighted average shares       108,277   104,479
     Dilutive potential common shares -
       Employee stock options                      1,468     2,118
                                                --------  --------
     Denominator for diluted earnings
       per share - adjusted weighted average
       and assumed conversions                   109,745   106,597
                                                ========  ========
     Basic earnings per share                   $    .24  $    .24
     Diluted earnings per share                 $    .24  $    .23


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


Results of Operations
---------------------
Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

    Net income was $26,162,000 for the first quarter of 2000, a 5.1% increase over the $24,889,000 reported for the same period a year earlier. Diluted earnings per share were $.24, compared to $.23 per share in 1999, up 4.3%. Basic earnings per share were $.24, compared to $.24 per share in 1999.

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

    Non-interest expenses (excluding the provision for loan losses) increased by $7,127,000 or 19.0% in first quarter, 2000, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's annualized return on average assets and return on average equity were 1.48% and 18.50% respectively, for first quarter of 2000. These compared with 1999 first quarter returns of 1.62% and 22.80%, respectively.


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

                                             3-31-00    12-31-99   3-31-99
                                             -------    --------   -------

Total capital to risk-weighted assets         13.74%      13.75%    13.01%
Tier I capital to risk-weighted assets        12.50%      12.50%    11.76%
Tier I capital to assets (leverage ratio)      8.48%       8.86%     7.77%


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

                                  NATIONAL COMMERCE BANCORPORATION
                                  (Registrant)

                               By  /s/ Mark A. Wendel
                                   ---------------------------------
                                   Mark A. Wendel
                                   Senior Vice President and
                                         Chief Accounting Officer
                                   (Authorized Officer)
                                   (Principal Financial Officer)
Date  April 4, 2001
      -------------