Form 10-Q/A
period 2000-06-30
NATIONAL COMMERCE BANCORPORATION
filed 2001-04-04
CIK 101844

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
                                                       ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
    Non-interest bearing deposits                      $   511,963         $   458,326
    Interest-bearing deposits                            4,233,425           4,147,054
                                                       -----------         -----------
    Total deposits                                       4,745,388           4,605,380
Short-term borrowings                                    1,175,354             883,038
Accounts payable and accrued liabilities                   119,600             102,288
Federal Home Loan Bank advances                            754,927             732,886
Long-term debt                                               6,372               6,372
                                                       -----------         -----------
       Total liabilities                                 6,801,641           6,329,964
                                                       -----------         -----------
Capital trust pass-through securities                       49,915              49,909
Stockholders' equity:
Common stock                                               218,621             219,474
Additional paid-in capital                                  78,958             108,783
Retained earnings                                          297,186             247,728
Accumulated other comprehensive loss                        (7,433)             (3,950)
                                                       -----------         -----------
        Total stockholders' equity                         587,332             572,035
                                                       -----------         -----------
        Total liabilities and
          stockholders' equity                         $ 7,438,888         $ 6,951,908
                                                       ===========         ===========

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)
                      (In Thousands, Except per Share Data)

                                                      For the three months                For the six months
                                                          ended June 30                      ended June 30
                                                    --------------------------         --------------------------
                                                       2000              1999             2000              1999
                                                       ----              ----             ----              ----
Interest income:
Loans                                               $  92,892        $  75,861         $ 181,597        $ 149,556
Securities:
   Taxable                                             40,296           34,434            78,993           67,402
   Non-taxable                                          3,427            3,139             6,510            6,371
Trading account securities                                520              632               996            1,281
Deposits at bank                                          400              340               680              710
Other                                                     495            1,140             1,984            1,996
                                                    ---------        ---------         ---------        ---------
   Total interest income                              138,030          115,546           270,760          227,316
                                                    ---------        ---------         ---------        ---------
Interest expense:
Deposits                                               49,743           38,905            96,816           76,677
Federal Home Loan Bank advances                        12,636            9,801            24,985           19,050
Long-term debt                                             92               91               184              181
Federal funds purchased and securities
  sold under agreements to repurchase
  and other short-term borrowings                      15,538            8,098            26,644           16,096
                                                    ---------        ---------         ---------        ---------
   Total interest expense                              78,009           56,895           148,629          112,004
                                                    ---------        ---------         ---------        ---------
   Net interest income                                 60,021           58,651           122,131          115,312
Provision for loan losses                               2,030            3,988             4,217            6,530
                                                    ---------        ---------         ---------        ---------
   Net interest income after
   provision for loan losses                           57,991           54,663           117,914          108,782
                                                    ---------        ---------         ---------        ---------
Other income:
Trust service income                                    2,344            2,662             4,707            5,237
Service charges on deposits                             7,388            5,133            13,843           10,110
Other service charges and fees                          6,966            5,427            12,888           10,253
Broker/dealer revenue                                   3,301            4,892             7,699           10,323
Securities gains (losses)                                 249           (2,135)              327           (2,116)
Other                                                   5,909            8,592            11,104           12,449
                                                    ---------        ---------         ---------        ---------
   Total other income                                  26,157           24,571            50,568           46,256
                                                    ---------        ---------         ---------        ---------
Other expenses:
Salaries and employee benefits                         19,392           19,844            39,643           39,504
Occupancy expense                                       3,834            3,436             7,364            6,839
Furniture and equipment expense                         2,068            2,001             4,047            3,818
Other                                                  18,387           15,619            38,397           29,203
                                                    ---------        ---------         ---------        ---------
   Total other expenses                                43,681           40,900            89,451           79,364
                                                    ---------        ---------         ---------        ---------
Income before income taxes                             40,467           38,334            79,031           75,674
Income taxes                                           12,736           12,607            24,825           24,722
                                                    ---------        ---------         ---------        ---------
Net income                                          $  27,731        $  25,727         $  54,206        $  50,952
                                                    =========        =========         =========        =========

Basic net income per share of common stock          $     .25        $     .24         $     .49        $     .48
Diluted net income per share of common stock        $     .25        $     .23         $     .49        $     .47
Dividends per share of common stock                 $    .105        $     .09         $     .21        $     .18


See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the Six Months
                                                                                  Ended June 30
                                                                           ---------------------------
                                                                             2000               1999
                                                                             ----               ----
                                                                                 (In Thousands)
Operating activities:
     Net income                                                            $  54,206         $  50,952
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                               4,217             6,530
       Provision for depreciation and amortization                             4,536             5,852
       Amortization of security premiums and accretion
         of discounts, net                                                      (345)              201
       Deferred income taxes (credit)                                         (4,443)              615
       (Increase) decrease in trading account securities                      (7,366)          (19,929)
       Realized securities (gains) losses                                       (327)            2,116
       (Increase) decrease in broker/dealer customer receivables              (1,227)          (34,586)
       (Increase) decrease in other assets                                   (49,614)          (26,104)
       Increase (decrease) in accounts payable and accrued expenses           20,798            97,853
                                                                           ---------         ---------
Net cash provided by (used in) operating activities                           20,435            83,500
                                                                           ---------         ---------
Investing activities:
       Proceeds from the maturities of securities                             34,068           168,949
       Proceeds from sales of securities                                           0            63,828
       Purchases of securities                                              (278,982)         (514,821)
       Net (increase) decrease in loans                                     (176,210)         (247,103)
       Purchase of premises and equipment                                     (4,009)           (8,555)
                                                                           ---------         ---------
Net cash provided by (used in) investing activities                         (425,133)         (537,702)
                                                                           ---------         ---------
Financing activities:
     Net increase (decrease) in demand deposits,
       NOW accounts and savings accounts                                     (73,052)         (180,655)
     Net increase (decrease) in certificates of deposit                      213,060           344,037
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase                        292,316           111,731
     Increase (decrease) in Federal Home Loan Bank advances                   22,041            46,492
     Proceeds from exercise of stock options                                   2,182             1,690
     Issuance of common stock                                                    776            81,626
     Repurchases of common stock                                             (17,167)          (10,726)
     Cash dividends paid                                                     (22,834)          (19,478)
                                                                           ---------         ---------
Net cash provided by (used in) financing activities                          417,322           374,717
                                                                           ---------         ---------
Increase (decrease) in cash and cash equivalents                              12,624           (79,485)
Cash and cash equivalents at beginning of period                             266,108           338,787
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $ 278,732         $ 259,302
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

         Quarter Ended June 30, 2000:
                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    14,419      $    25,762      $    24,001      $    64,182
         Provision for loan losses                      (552)          (1,231)            (247)          (2,030)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          13,867           24,531           23,754           62,152
         Non-interest income                             823            4,022           21,312           26,157
         Non-interest expense                         (4,199)         (12,968)         (26,514)         (43,681)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      10,491           15,585           18,552           44,628
         Income taxes                                 (3,973)          (5,901)          (7,023)         (16,897)
                                                 -----------      -----------      -----------      -----------
         Net income                              $     6,518      $     9,684      $    11,529      $    27,731
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,069,039      $ 3,458,437      $ 2,843,824      $ 7,371,300


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



         Six Months Ended June 30, 2000:
                                                                                        Other
                                                  Commercial           Retail        Financial
                                                     Banking          Banking         Services            Total
                                                 -----------      -----------      -----------      -----------
         Net interest income                     $    29,378      $    52,984      $    48,029      $   130,391
         Provision for loan losses                      (751)          (3,156)            (310)          (4,217)
                                                 -----------      -----------      -----------      -----------
         Net interest income after provision          28,627           49,828           47,719          126,174
         Non-interest income                           1,727            6,902           41,939           50,568
         Non-interest expense                         (8,511)         (23,512)         (57,428)         (89,451)
                                                 -----------      -----------      -----------      -----------
         Net income before taxes                      21,843           33,218           32,230           87,291
         Income taxes                                 (8,281)         (12,593)         (12,211)         (33,085)
                                                 -----------      -----------      -----------      -----------
         Net income                              $    13,562      $    20,625      $    20,019      $    54,206
                                                 ===========      ===========      ===========      ===========
         Average assets                          $ 1,060,695      $ 3,416,519      $ 2,820,698      $ 7,297,913


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



Note C - Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended         Six Months Ended
                                                         June 30                  June 30
                                                  ---------------------     ---------------------
         In Thousands, Except Per Share Data        2000         1999         2000         1999
                                                  --------     --------     --------     --------
         Numerator:
         Net income                               $ 27,731     $ 25,731     $ 54,206     $ 50,952
                                                  ========     ========     ========     ========
         Denominator:
         Denominator for basic earnings per
           share - weighted average shares         109,425      107,477      109,608      106,739

         Dilutive potential common shares -
           Employee stock options                    1,300        2,256        1,389        2,187
                                                  --------     --------     --------     --------
         Denominator for diluted earnings per
           share - adjusted weighted average
           and assumed conversions                 110,725      109,733      110,997      108,926
                                                  ========     ========     ========     ========

         Basic earnings per share                 $    .25     $    .25     $    .49     $    .48
         Diluted earnings per share               $    .25     $    .25     $    .49     $    .47

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

                                                For the three                           For the six
                                                 months ended                           months ended
                                                   June 30                                June 30
                                        -------------------------------        -------------------------------
                                           2000                1999               2000                1999
                                        -----------         -----------        -----------         -----------
         Net interest income            $   143,933         $   142,376        $   287,558         $   279,895

         Net income                     $    59,533         $    77,812        $   119,186         $   136,790

         Basic net income per share     $       .29         $       .38        $       .58         $       .67

         Diluted - operating EPS        $       .32         $       .27        $       .62         $       .56
         Non-recurring items                   (.03)(b)             .10(a)            (.05)(b)             .10(a)
                                        -----------         -----------        -----------         -----------
         Diluted - reported EPS         $       .29         $       .37        $       .57         $       .66
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

Results of Operations

Three Months Ended June 30 2000, Compared to Three Months Ended June 30, 1999

         Net income was $27,731,000 for the second quarter of 2000 a 7.8% increase over the $25,727,000 for the same period a year earlier. Diluted earnings per share were $.25, compared to $.24 per share in 1999, up 4.2%. Basic earnings per share were $.25, compared to $.24 per share in 1999, up 4.2%.

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

         The Company's return on average assets and return on average equity were 1.50% and 19.02% respectively, for second quarter of 2000. These compared with 1999 second quarter returns of 1.59% and 21.27%, respectively.


Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

         For the six months ended June 30, 2000, net income totaled $54,206,000, a 6.4% increase over the $50,952,000 for the first six months of 1999. Diluted earnings per share were $.49, compared to $.47 for the same period in 1999, a 4.3% increase. Basic earnings per share were $.49 compared to $.48 in 1999, a 2.1% increase. For the six-month period, return on average assets and return on average stockholders' equity were 1.49% and 18.62% respectively. These compared with 1999 six month returns of 1.61% and 22.14%.

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

                                                6-30-00          3-31-00           6-30-99
                                                -------          -------           -------
Total capital to risk-weighted assets            13.87%           13.74%            15.02%
Tier I capital to risk-weighted assets           12.62%           12.50%            13.77%
Tier I capital to assets (leverage ratio)         8.45%            8.48%             9.37%


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

                                          NATIONAL COMMERCE BANCORPORATION
                                          (Registrant)


                                           By  /s/ Mark A. Wendel
                                              ---------------------------------
                                              Mark A. Wendel
                                              Senior Vice President and Chief
                                              Accounting Officer
                                              (Authorized Officer)
                                              (Chief Accounting Officer)
Date  April 4, 2001
      -------------