Form 10-Q/A
period 2000-09-30
NATIONAL COMMERCE BANCORPORATION
filed 2001-04-04
CIK 101844

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
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
Deposits:
      Non-interest bearing deposits                $  1,384,555    $  1,291,715
    Interest-bearing deposits                        10,345,945      10,030,690
                                                   ------------    ------------
      Total deposits                                 11,730,500      11,322,405
Short-term borrowings                                 1,299,652       1,112,708
Accounts payable and accrued liabilities                280,156         192,751
Federal Home Loan Bank advances                       1,794,375       1,128,823
Long-term debt                                           39,357          39,357
                                                   ------------    ------------
        Total liabilities                            15,144,040      13,796,044
                                                   ------------    ------------
Capital trust pass-through securities                    49,918          49,909
Stockholders' equity:
Common stock                                            410,373         413,415
Additional paid-in capital                               87,824         142,432
Retained earnings                                       779,752         751,320
Accumulated other comprehensive loss                     (5,738)        (17,671)
                                                   ------------    ------------
        Total stockholders' equity                    1,272,211       1,289,496
                                                   ------------    ------------
        Total liabilities and
          stockholders' equity                     $ 16,466,169    $ 15,135,449
                                                   ============    ============

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                        Consolidated Statements of Income
                       ----------------------------------
                                   (Unaudited)
                      (In Thousands, Except per Share Data)

                                                           For the three months      For the nine months
                                                              ended Sept 30            ended Sept 30
                                                          ----------------------    ---------------------
                                                            2000         1999         2000        1999
                                                          ---------    ---------    ---------   ---------
Interest income:
Loans                                                     $ 240,363    $ 199,905    $ 688,548   $ 583,628
Securities:
   Taxable                                                   69,195       61,795      201,486     176,569
   Non-taxable                                                4,430        4,257       12,981      12,841
Trading account securities                                      656          532        1,652       1,813
Deposits at bank                                                882          824        3,220       2,439
Other                                                         2,130        2,311        4,958       8,419
                                                          ---------    ---------    ---------   ---------
   Total interest income                                    317,656      269,624      912,845     785,709
                                                          ---------    ---------    ---------   ---------
Interest expense:
Deposits                                                    127,984      100,103      359,018     289,285
Federal Home Loan Bank advances                              24,352       14,476       65,675      40,258
Long-term debt                                                  650          651        1,947       1,949
Federal funds purchased and securities
  sold under agreements to repurchase
  and other short-term borrowings                            20,843        9,930       54,820      29,858
                                                          ---------    ---------    ---------   ---------
   Total interest expense                                   173,829      125,160      481,460     361,350
                                                          ---------    ---------    ---------   ---------
   Net interest income                                      143,827      144,464      431,385     424,359
Provision for loan losses                                     5,098        7,665       15,576      21,682
                                                          ---------    ---------    ---------   ---------
   Net interest income after
   provision for loan losses                                138,729      136,799      415,809     402,677
                                                          ---------    ---------    ---------   ---------
Other income:
Trust service income                                          6,251        5,045       17,673      15,631
Service charges on deposits                                  25,755       21,313       72,856      60,943
Other service charges and fees                                8,695        6,395       23,803      19,741
Broker/dealer revenue                                         9,024        7,028       24,512      23,523
Securities gains (losses)                                       (33)        (125)       1,391      (1,712)
Other                                                        22,059       11,429       49,574      42,997
Gain on sale of credit card receivables                           0            0            0      32,837
                                                          ---------    ---------    ---------   ---------
   Total other income                                        71,751       51,085      189,809     193,960
                                                          ---------    ---------    ---------   ---------
Other expenses:
Salaries and employee benefits                               53,890       53,878      163,665     161,363
Occupancy expense                                             9,579        8,133       26,174      23,363
Furniture and equipment expense                               6,672        6,584       19,739      24,182
Other                                                        53,847       30,859      127,170      91,368
Conversion/merger expenses                                   86,205            0       92,252           0
                                                          ---------    ---------    ---------   ---------
   Total other expenses                                     210,193       99,454      429,000     300,276
                                                          ---------    ---------    ---------   ---------
Income before income taxes                                      287       88,430      176,618     296,361
Income taxes                                                 10,412       28,915       67,553     100,941
                                                          ---------    ---------    ---------   ---------
Net income                                                ($ 10,125)   $  59,515    $ 109,065   $ 195,420
                                                          =========    =========    =========   =========
Basic net income (loss) per share of common stock             ($.05)        $.29         $.53        $.95
Diluted net income (loss) per share of common stock           ($.05)        $.28         $.53        $.94
Dividends per share of common stock                            $.13         $.10         $.35        $.30

See notes to consolidated financial statements.

                        NATIONAL COMMERCE BANCORPORATION
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                 For the Nine Months
                                                                    Ended Sept 30
                                                              --------------------------
                                                                 2000            1999
                                                              -----------    -----------
                                                                     (In Thousands)
Operating activities:
     Net income                                               $   109,065    $   195,420
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Provision for loan losses                                   15,576         21,682
       Provision for depreciation and amortization                 14,197         22,441
       Amortization of security premiums and accretion                194            240
         of discounts, net
       (Increase) decrease in loans held for sale                 (19,739)       (71,747)
       (Increase) decrease in trading account securities          (11,585)        44,014
       Realized securities (gains) losses                          (1,391)         1,712
       Net (gain) loss on sale of credit card receivables               0        (32,837)
       (Increase) decrease in other assets                        (87,091)       (69,014)
       Increase (decrease) in other liabilities                    98,294         49,813
                                                              -----------    -----------
Net cash provided by (used in) operating activities               117,520        161,724
                                                              -----------    -----------
Investing activities:
       Proceeds from the maturities of securities                 137,821        676,967
       Proceeds from sales of securities                        1,403,904        384,217
       Purchases of securities                                 (1,865,275)    (1,347,173)
       Net (increase) decrease in loans                          (849,407)      (946,958)
       Purchase of premises and equipment                         (14,647)       (27,921)
       Proceeds from sale of mortgage loans held for sale               0        419,330
       Purchase of bank owned life insurance                      (70,000)             0
                                                              -----------    -----------
Net cash provided by (used in) investing activities            (1,257,604)      (841,538)
                                                              -----------    -----------
Financing activities:
     Net increase (decrease) in deposits                          408,095        267,401
     Net increase (decrease) in federal funds purchased and
       securities sold under agreements to repurchase             186,944       (116,774)
     Repayments of long-term debt                                       9             (6)
     Increase (decrease) in Federal Home Loan Bank advances       665,552        253,797
     Proceeds from exercise of stock options                        4,904          4,001
     Issuance of common stock                                       6,050         81,309
     Repurchases of common stock                                  (82,626)       (65,383)
     Cash dividends paid                                          (72,157)       (60,588)
                                                              -----------    -----------
Net cash provided by (used in) financing activities             1,116,771        363,757
                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                  (23,313)      (316,057)
Cash and cash equivalents at beginning of period                  629,179        926,261
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   605,866    $   610,204
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

Note B - Mergers and Merger Related Costs
-----------------------------------------

         Net interest income, non-interest revenue and net income as previously reported individually by National Commerce Bancorporation (NCBC) and CCB Financial Corporation (CCBF) and for the combined company for the three and nine month periods ended September 30, 2000, and reflected below:

                                          3 months ended           Nine months ended
                                            September 30                September 30
                                          --------------           -----------------
                                        2000        1999           2000         1999
                                        ----        ----           ----         ----
         Net interest income:
            NCBC                    $143,827     $ 61,719      $265,958     $177,031
            CCBF(1)                        0       82,745       165,427      247,328
                                    --------     --------      --------     --------
            Combined                $143,827     $144,646      $431,385     $424,359
                                    ========     ========      ========     ========
         Non-interest income:
            NCBC                    $ 71,751     $ 22,536      $122,319     $ 67,982
            CCBF(1)                        0       28,549        67,490      125,978
                                    --------     --------      --------     --------
            Combined                $ 71,751     $ 51,085      $189,809     $193,960
                                    ========     ========      ========     ========
         Net-income (loss):
            NCBC                    $(10,125)    $ 27,970      $ 44,085     $ 78,038
            CCBF(1)                        0       31,545        64,980      117,382
                                    --------     --------      --------     --------
            Combined                $(10,125)    $ 59,515      $109,065     $195,420
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

                                                      3 months ended        9 months ended
                                                      Sept. 30, 2000        Sept. 30, 2000
                                                      --------------        --------------
                                                                  (In Thousands)
Merger & integration costs:
  Severance costs                                        $ 5,359               $ 6,430
  Employee retention costs                                   294                   594
  Restricted stock acceleration                              925                 1,469
  Change-in-control related costs                         41,734                43,241
  Other costs accrued                                      3,734                 3,734
                                                         -------               -------
  Total personnel-related                                 52,046                55,468

  Investment banking and other transaction costs          15,510                16,023
  Occupancy & equipment writedowns                             -                   600
  Systems and operations conversions                       8,291                 9,612
  Securities losses fron balance sheet restructuring      10,358                10,358
                                                         -------               -------
    Total merger and integration costs                    86,205                92,061
                                                         -------               -------
Other merger-related charges:
  Other merger-related charges                                 -                   191
                                                         -------               -------
   Total other merger-related charges                          0                   191
                                                         -------               -------
   Total merger-related charges                          $86,205               $92,252
                                                         =======               =======

Accrued restructuring charges:
Balance at beginning of period                                 -                     -
Provision charged to operating expense                   $86,205               $92,252
Cash outlays                                             (72,671)              (78,118)
Non-cash writedowns                                       (4,059)               (4,659)
                                                         -------               -------
Balance at end of period                                 $ 9,475               $ 9,475
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

         Quarter Ended September 30, 2000:

                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------              -----
         Net interest income                       $   148,795           $  2,731        $   151,526
         Provision for loan losses                      (5,098)                 0             (5,098)
                                                    ----------           --------        -----------
         Net interest income after provision           143,697              2,731            146,428
         Non-interest income                            42,709             29,042             71,751
         Non-interest expense                         (189,389)           (20,804)          (210,193)
                                                   -----------           --------        -----------
         Net income before taxes                        (2,983)            10,969              7,986
         Income taxes (loss)                           (13,822)            (4,289)           (18,111)
                                                   -----------           --------        -----------
         Net income (loss)                         $   (16,805)          $  6,680        $   (10,125)
                                                   ===========           ========        ===========
         Average assets                            $15,733,285           $424,270        $16,157,555


         Quarter Ended September 30, 1999:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   150,358           $  1,865        $   152,223
         Provision for loan losses                      (7,665)                 0             (7,665)
                                                   -----------           --------        -----------
         Net interest income after provision           142,693              1,865            144,558
         Non-interest income                            35,585             15,500             51,085
         Non-interest expense                          (89,196)           (10,258)           (99,454)
                                                   -----------           --------        -----------
         Net income before taxes                        89,082              7,107             96,189
         Income taxes                                  (33,889)            (2,785)           (36,674)
                                                   -----------           --------        -----------
         Net income                                $    55,193           $  4,322        $    59,515
                                                   ===========           ========        ===========
         Average assets                            $14,216,993           $345,848        $14,562,841



         Nine Months Ended September 30, 2000:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   448,334           $  7,349        $   455,683
         Provision for loan losses                     (15,576)                 0            (15,576)
                                                   -----------           --------        -----------
         Net interest income after provision           432,758              7,349            440,107
         Non-interest income                           124,718             65,091            189,809
         Non-interest expense                         (383,565)           (45,435)          (429,000)
                                                   -----------           --------        -----------
         Net income before taxes                       173,911             27,005            200,916
         Income taxes                                  (81,297)           (10,554)           (91,851)
                                                   -----------           --------        -----------
         Net income                                $    92,614           $ 16,451        $   109,065
                                                   ===========           ========        ===========
         Average assets                            $15,509,913           $368,771        $15,878,684



         Nine Months Ended September 30, 1999:
                                                   Traditional          Financial
                                                       Banking        Enterprises              Total
                                                   -----------        -----------        -----------
         Net interest income                       $   441,914           $  4,994        $   446,908
         Provision for loan losses                     (21,682)                 0            (21,682)
                                                   -----------           --------        -----------
         Net interest income after provision           420,232              4,994            425,676
         Non-interest income                           144,927             49,033            193,960
         Non-interest expense                         (268,467)            (31,809)         (300,276)

                                                   -----------           --------        -----------
         Net income before taxes                       296,692             22,218            318,910
         Income taxes                                 (114,804)            (8,686)          (123,490)
                                                   -----------           --------        -----------
         Net income                                $   181,888           $ 13,532        $   195,420
                                                   ===========           ========        ===========
         Average assets                            $13,891,062           $312,018        $14,203,080


Note D - Earnings Per Share
---------------------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended           Nine Months Ended
                                                       September 30                 September 30
                                                    -------------------          ------------------
         In Thousands, Except Per Share Data        2000           1999          2000          1999
                                                    ----           ----          ----          ----
         Numerator:
         Net income (loss)                        $(10,125)      $ 59,515      $109,065      $195,420
                                                  ========       ========      ========      ========
         Denominator:
         Denominator for basic earnings per
           share - weighted average shares         205,466        206,832       205,419       205,633

         Dilutive potential common shares -
           Employee stock options                    1,864          2,975         1,974         3,077
                                                  --------       --------      --------      --------
         Denominator for diluted earnings per
           share - adjusted weighted average
           and assumed conversions                 207,330        209,807       207,393       208,710
                                                  ========       ========      ========      ========

         Basic earnings (loss) per share          $   (.05)      $    .29      $    .53      $    .95
         Diluted earnings (loss) per share        $   (.05)      $    .28      $    .53      $    .94

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

Results of Operations
---------------------

Three Months Ended September 30, 2000, Compared to Three Months Ended
September 30, 1999
--------------------------------------------------------------------------------

         Net loss was $10,125,000 for the third quarter of 2000 compared to $59,515,000 net income for the same period a year earlier. Diluted earnings
(loss) per share were ($.05), compared to $.28 per share in 1999. Basic earnings
(loss) per share were ($.05), compared to $.29 per share in 1999. During the quarter, the Company incurred non-recurring expenses of $86.2 million in connection with the CCB Financial Corporation merger. The after-tax cost of $68.8 million amounted to $.33 per diluted share.

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


Nine Months Ended September 30, 2000, Compared to Nine Months Ended
September 30, 1999
--------------------------------------------------------------------------------

         Net income was $109,065,000 for the first nine months of 2000 a 44.2% decrease over the $195,420,000 income for the same period a year earlier. Diluted earnings per share were $.53, compared to $.94 per share in 1999, down 43.6%. Basic earnings per share were $.53, compared to $.95 per share in 1999, down 44.2%.

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

                                                9-30-00   6-30-00   9-30-99
                                                -------   -------   -------

Total capital to risk-weighted assets            12.06%    13.87%    13.84%
Tier I capital to risk-weighted assets           10.69%    12.62%    12.32%
Tier I capital to assets (leverage ratio)         7.93%     8.45%     8.80%



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