Form 10-K/A
period 2000-12-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-07-03
CIK 101844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934

For the transition period from              to

Commission File Number: 0-6094

                    NATIONAL COMMERCE FINANCIAL CORPORATION
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

Former Name of Registrant: National Commerce Bancorporation

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant"s knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K/A or any amend-ment to this Form 10-K/A. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2001 was $4,733,916,821. On March 19, 2001, there were 205,881,583 outstanding shares of the Registrant's $5.00 par value Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Share-holders held on April 25, 2001 are incorporated in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

Part I.                                                                                                     Page
                                                                                                            ----
           Item 1.  Business...............................................................................    3
                    Description............................................................................    3
                    Average Balance Sheets.................................................................   13
                    Net Interest Income Analysis-- Taxable Equivalent Basis................................   13
                    Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis...............   14
                    Investment Securities Portfolio........................................................   19
                    Investment Securities -- Maturity/Yield Schedule.......................................   19
                    Types of Loans.........................................................................   17
                    Maturities and Sensitivities of Loans to Changes in Interest Rates.....................   18
                    Nonperforming and Risk Assets..........................................................   22
                    Loan Loss Experience...................................................................   23
                    Average Deposits.......................................................................   20
                    Maturity Distribution of Large Denomination Time Deposits..............................   26
                    Return on Equity and Assets............................................................   20
                    Short-Term Borrowings..................................................................   45
           Item 2.  Properties.............................................................................    7
           Item 3.  Legal Proceedings......................................................................    7
           Item 4.  Submission of Matters to a Vote of Security Holders....................................    8
Part II.
           Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters...............    8
           Item 6.  Selected Financial Data................................................................    9
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   10
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................   29
           Item 8.  Financial Statements and Supplementary Data............................................   31
           Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   62
Part III.
           Item 10. Directors and Executive Officers of the Registrant.....................................   62
           Item 11. Executive Compensation.................................................................   62
           Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   62
           Item 13. Certain Relationships and Related Transactions.........................................   62
Part IV.
           Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   62

                                    PART I.

Item 1. BUSINESS

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENT

   As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, National Commerce Financial Cor-poration ("NCFC", formerly National Commerce Bancorporation, which also may be referred to as "we", "us" or "our") is restating the presentation of 9 busi-ness combinations as purchases rather than as poolings of interests as previ-ously reported.

   As a result of the foregoing, NCFC's 1998, 1999, and 2000 consolidated fi-nancial statements have been restated. Management believes that the NCFC's consolidated financial statements, as restated, include all adjustments neces-sary for a fair presentation of NCFC's financial position as of December 31, 1999 and 2000, and its results of operations for each year in the three-year period ended December 31, 2000.

   For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, NCFC has amended and restated in its entirety each item of the 2000 Form 10-K which has been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the effects of the restatement.

REGISTRANT

   NCFC is a registered bank holding company headquartered in Memphis, Tennes-see whose principal business is providing banking and other financial services through its banking and non-banking subsidiaries. NCFC is the parent holding company of Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce ("NBC") and NBC Bank, FSB (collectively referred to as the "Subsidi-ary Banks"). NCFC is a 49% owner of First Market Bank, FSB which is based in Richmond, Virginia and operates 23 branch offices. Additionally, NCFC owns all of the outstanding capital stock of TransPlatinum Service Corp. ("TransPlatinum"), Commerce Capital Management, Inc., U.S.I. Alliance Corp., First Mercantile Trust, First Mercantile Capital Management, Inc. ("First Mer-cantile Capital"), National Commerce Capital Trust I and Monroe Properties. The principal assets of NCFC are all of the outstanding shares of common stock of its subsidiaries and NCFC's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 2000, NCFC had consolidated assets of approximately $17.7 billion.

   In July 2000, NCFC merged with the former CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company headquartered in Durham, North Carolina, whose primary subsidiary was CCB. The Holding Company of CCBF was merged into the Holding Company of NCFC and CCB became a wholly-owned subsidi-ary of NCFC. Additionally, in April 2000, NCFC merged with the former Piedmont Bancorp, Inc., a $151 million bank holding company headquartered in Hillsbor-ough, North Carolina. Also in 2000, TransPlatinum acquired Prime Financial Services, Inc. and NCFC acquired First Mercantile Trust and First Mercantile Capital. Each of these transactions was accounted for as a purchase.

SUBSIDIARY BANKS

   CCB is chartered under the laws of the state of North Carolina to engage in general banking business. CCB offers commercial and retail banking, savings and trust services through 224 offices located in North Carolina and South Carolina. In addition, it offers trust services through its subsidiaries lo-cated in Virginia and Florida. CCB had approximately $10.4 billion in assets at December 31, 2000. CCB provides a full range of financial products includ-ing demand and time deposits; secured and unsecured commercial and consumer loans; safe deposit boxes; trust services for corporations, employee benefit plans and individuals; and certain insurance and securities brokerage servic-es.

   NBC is a nationally chartered bank located in Memphis, Tennessee. NBC of-fers commercial and retail banking, savings and trust services through 126 of-fices located in Tennessee, Mississippi, Arkansas, Georgia, Virginia and West Virginia. NBC had approximately $7.2 billion in assets at December 31, 2000. NBC provides the same full range of financial products as CCB.

   NBC Bank, FSB is a federally chartered bank headquartered in Memphis, Ten-nessee. It offers commercial and retail banking through 2 offices located in DeSoto County, Mississippi. NBC Bank, FSB had approximately $25.7 million in assets at December 31, 2000.

NON-BANK SUBSIDIARIES

   NCFC has eight wholly-owned non-bank subsidiaries: TransPlatinum, Commerce Capital Management, Inc., U.S.I. Alliance, First Mercantile Trust, First Mer-cantile Capital, National Commerce Capital Trust I, Senior Housing Crime Pre-vention Foundation Investment Corporation, and Monroe Properties. TransPlatinum provides financial services to the trucking and petroleum industries and bank-card services to merchants. Commerce Capital Management, Inc. is a registered investment advisor with the Securities and Exchange Commission. U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Corporation are prov-iders of security programs in the long-term care industry. First Mercantile Trust provides processing and other services for retirement plans. First Mer-cantile Capital provides professional money management services for employee benefit plans. National Commerce Capital Trust I is a special purpose entity formed to offer floating-rate capital trust pass-through securities. Monroe Properties is an inactive subsidiary that has held foreclosed real estate.

   CCB has seven wholly-owned non-bank subsidiaries: CCBDE, Inc., CCB Invest-ment and Insurance Service Corporation ("CCBI"), Salem Trust Company, Salem Ad-visors, Inc., Sprunt Insurance, LTD., Corcoran Holdings, Inc ("Corcoran") and Finance South. CCBDE, Inc. is an investment holding company headquartered in Wilmington, Delaware. CCBI provides full brokerage services through an indepen-dent discount brokerage firm and sells annuity and mutual fund products. Salem Trust Company provides institutional trust services in Florida. Salem Advisors, Inc. was formed in the fourth quarter of 1999 as an investment advisory compa-ny. Sprunt Insurance, LTD. is an inactive company formed for reinsurance of private mortgage insurance headquartered in the British Virgin Islands. Corco-ran is a holding company and sole owner of a real estate investment trust formed in 1998, Watts Properties, Inc. Finance South, a former consumer finance company, is in the process of winding down operations.

   NBC has five wholly-owned non-bank subsidiaries: National Commerce Bank Services, Inc. ("NCBS") and its wholly-owned subsidiary, BankersMart; NBC In-surance Services, Inc.; Kenesaw Leasing Inc.; J & S Leasing, Inc.; and National Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Es-tate Company. Additionally, NBC owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets"). NCBS provides retail banking consulting services to other financial institutions. NBC Insurance Services, Inc. provides life, property and casualty insurance and annuities though NBC's in-store retail banking sys-tem. Capital Markets provides retail and institutional brokerage services. Kenesaw Leasing, Inc. and J & S Leasing, Inc. are both equipment-leasing firms. National Commerce Real Estate Holding Company is a holding company and ultimate parent of a real estate investment trust, Commerce Real Estate Company.

COMPETITION

   Vigorous competition exists in all major geographic and product areas where NCFC is presently engaged in business. Its Subsidiary Banks compete not only with other major commercial banks but also with diversified financial institu-tions such as thrift institutions, money market and other mutual funds, securi-ties firms, mortgage companies, leasing companies, finance companies and a va-riety of financial services and advisory companies. Additionally, competition is not limited to NCFC's immediate geographic markets as an increased variety of financial services are being offered on the Internet. Larger competing fi-nancial institutions may be able to offer services and products that are not cost-efficient for the Subsidiary Banks to offer. In addition, larger competing financial institutions have access to greater financial resources that allow higher lending limits than the Subsidiary Banks.

   In the fourth quarter of 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which permits bank holding companies to become financial hold-ing companies and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or com-plementary thereto. A bank holding company may become a financial holding com-pany (a "FHC") if each of its subsidiary banks is (i) well-capitalized under the FDICIA prompt corrective actions provisions, (ii) well managed and (iii) has at least a satisfactory rating under the Community Reinvestment Act.

   No prior regulatory approval is required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being "financial in nature" include: securities underwriting, dealing and mar-ket making; sponsoring mutual funds and investment companies; insurance under-writing and agency; merchant banking activities; and activities that the Fed-eral Reserve Board has determined to be closely related to banking.

   A national bank may also engage, subject to limitation on investment, in ac-tivities that are financial in nature, other than insurance underwriting, in-surance company portfolio investment, real estate development and real estate investment, through a financial subsidiary or the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvest-ment Act rating. Subsidiary banks of a FHC or national banks with financial subsidiaries must continue to be well-capitalized and well-managed in order to continue to engage in activities that are finan-cial in nature. In addition, an FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidi-ary banks of the FHC or the bank has at least a satisfactory Community Rein-vestment Act rating.

   The Gramm-Leach-Bliley Act will change the operating environment of NCFC and its subsidiaries in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of NCFC or any of its subsidiaries.

INTERSTATE BANKING AND BRANCHING

   Federal law permits, subject to certain concentration limits and other re-quirements, bank holding companies to acquire banks and bank holding companies located in any state. Any subsidiary bank of a bank holding company may receive deposits, renew time deposits, close loans, service loans and receive loan pay-ments as an agent for any other bank subsidiary, wherever located, of that bank holding company. Banks may acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and estab-lishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those pro-visions of applicable federal law. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that applicable provision.

SUPERVISION AND REGULATION

   The following discussion briefly describes the material elements of the reg-ulatory framework governing bank holding companies and their subsidiaries, and provides specific information relevant to NCFC and its subsidiaries. This regu-latory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to NCFC or its subsidiaries may have a material effect on its businesses.

Bank Holding Company Regulation

   As a bank holding company, NCFC is subject to regulation under the Bank Holding Company Act, and to inspection, examination and supervision by the Fed-eral Reserve Board. Under the Bank Holding Company Act ("BHCA"), bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board's prior approval. Generally, bank holding companies may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related or incidental to banking. However, in the event a bank holding company has elected to become an FHC, it would no longer be subject to the general re-quirements that it obtain the Federal Reserve Board's approval prior to acquir-ing more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. Moreover, as an FHC, it would be permitted to engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be "financial in nature or incidental to such financial activity." FHC's may also engage in activities that are determined by the Federal Reserve Board to be "complementary to finan-cial activities."

   There are a number of obligations and restrictions imposed by law on a bank holding company and its insured depository institution subsidiaries that are designed to minimize potential loss to depositors and the Federal Deposit In-surance Corporation ("FDIC") insurance funds. For example, if a bank holding company's insured depository institution subsidiary becomes "undercapitalized", the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its appropriate federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its depository insti-tution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve Board's determination that such activity or control consti-tutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

Subsidiary Banks Regulation

   CCB is a North Carolina commercial bank and is subject to regulation and ex-amination primarily by the FDIC and, in addition, is regulated and examined by the North Carolina Banking Commission and Commissioner of Banks. NBC is a na-tional bank chartered under the National Banking Act and, as such, is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and, secondarily, by the FDIC and the Federal Reserve Board. NBC Bank, FSB and First Market Bank, FSB are federal savings banks pri-marily regulated by the Office of Thrift Supervision (the "OTS"). NCFC and the Subsidiary Banks have other subsidiaries that are subject to governmental regu-lation and supervision. Commerce Capital Management, Inc. and Salem Advisors, Inc. are registered with the SEC as investment advisers pursuant to the Invest-ment Advisers Act of 1940, as amended. NBC Capital Markets Group, Inc, as a registered securities broker/dealer under the Exchange Act and member of the National Association of Securities Dealers, is subject to regulation by the SEC and the NASD. Salem Trust Co. as a Florida trust company that provides institu-tional trust services, is subject to regulation and examination primarily by the Florida banking regulators. Sprunt Insurance Company, Ltd., headquartered in the British Virgin Islands, was formed to reinsure private mortgage insur-ance on mortgage loans originated by CCB but is currently inactive. This com-pany is subject to regulations and examinations under the laws of the British Virgin Islands. All regulatory agencies require periodic audits and regularly scheduled reports of financial information.

   The federal banking agencies have broad enforcement powers over depository institutions, including the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a con-servator or receiver if any of a number of conditions are met. Almost every as-pect of the operations and financial condition of the Subsidiary Banks are sub-ject to extensive regulation and supervision and to various requirements and restrictions under federal and state law. These include requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments and provision of services.

Insurance Assessment

   The Subsidiary Banks' deposits are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to main-tain the Bank Insurance Fund ("BIF") and/or the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations estab-lishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insur-ance assessment rate is then determined by the risk category in which it is classified by the FDIC.

   The annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the high-est capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation catego-ries. The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on deposi-tory institutions with respect to BIF and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1999 at $.012 per $100 annually for BIF-assessable deposits and $.061 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's cap-italization or supervisory evaluations. The Subsidiary Banks held approximately $2 billion of SAIF-assessable deposits as of December 31, 2000.

Fiscal and Monetary Policy

   Banking is a business which depends on interest rate differentials. In gen-eral, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and secu-rities holdings, constitutes the major portion of its earnings. Thus, the earn-ings and growth of NCFC and its Subsidiary Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particu-larly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open market dealings in United States government securities, setting the discount rate at which banks may borrow from the Federal Reserve Board, and setting the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on NCFC and its subsidiaries cannot be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT

   All officers of NCFC are elected or appointed by the board of directors to hold their offices at the pleasure of the board. At February 28, 2001, the ex-ecutive officers of NCFC were as follows:

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

  Messrs. Edwards and Furr served as Senior Executive Vice Presidents of CCBF prior to July 2000; and

  Mr. Popwell was elected Executive Vice President of NCFC in August 1998 and
     Secretary in October 1999. Prior to that time, he was an attorney with Baker, Donelson, Bearman and Caldwell.

EMPLOYEE RELATIONS

   As of December 31, 2000, NCFC and its subsidiaries employed 4,694 full-time equivalent employees. NCFC and its subsidiaries are not parties to any collec-tive bargaining agreements and employee relations are considered to be good.

Item 2. PROPERTIES

   NCFC's principal executive offices are located in leased space at One Com-merce Square, Memphis, Tennessee. NCFC's Customer Service Center is a leased building located in Durham, North Carolina. The Subsidiary Banks operate 375 banking offices, approximately 300 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices. The Subsidiary Banks and First Market Bank, FSB have 449 ATM locations in oper-ation.

Item 3. LEGAL PROCEEDINGS

   Certain legal claims have arisen in the normal course of business in which NCFC and certain of its Subsidiary Banks have been named as defendants. Al-though the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCFC's financial position or results of opera-tions.

   In addition to legal actions in the normal course of business, a thrift in-stitution acquired by CCBF (and subsequently merged into CCB) filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). During the 1980's, healthy thrift institutions were encouraged to buy troubled thrifts through the regulatory agencies allowing the thrifts to count supervi-sory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift's tangi-ble assets. However, when the FIRREA legislation was enacted in 1989, the ac-quiring thrifts were required to write-off their supervisory goodwill more rap-idly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. The thrift institution's supervisory goodwill arose from acquisitions in 1982. CCB is vigorously pursuing this litigation. The amount of recovery, if any, which could result if CCB were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have not been signifi-cant.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 2000.

                                    PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

   See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for NCFC's stock prices and dividends de-clared during 2000 and 1999 and discussion of other shareholder matters. On January 16, 2001, a dividend of $.13 per share was declared for payment on April 2, 2001 to stockholders of record as of March 9, 2001. As of December 31, 2000, there were 14,000 stockholders of record.

Item 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with NCFC's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Results of operations from all entities acquired through business combinations accounted for as purchases are included in the consoli-dated results of operations from the date of acquisition.

           Five Year Summary of Selected Financial Data, as Restated

                                        Years Ended December 31
                          -------------------------------------------------------
In Thousands Except Per
Share Data                   2000        1999       1998       1997       1996
------------------------  ---------------------------------------------------------------
Summary of Operations
Interest income           $   937,976    455,974    379,730    336,993    286,567
Interest expense              513,403    226,098    189,652    174,172    151,101
------------------------  ---------------------------------------------------------------
Net interest income           424,573    229,876    190,078    162,821    135,466
Provision for loan
 losses                        16,456     16,921     10,710     17,013     14,134
------------------------  ---------------------------------------------------------------
Net interest income
 after provision              408,117    212,955    179,368    145,808    121,332
Other income (1)              184,982     90,322     83,588     82,485     69,632
Net investment
 securities gains
 (losses)                       4,509     (3,095)      (804)       (80)         3
Losses (gains) on
 interest rate swaps           77,227     (1,499)        --         --         --
Merger-related expense         70,657         --         --         --         --
Other expenses (2)            369,814    161,841    142,716    123,460    103,875
------------------------  ---------------------------------------------------------------
Income before income
 taxes and extraordinary
 item                          79,910    139,840    119,436    104,753     87,092
Income taxes                   34,600     47,208     40,569     34,973     29,579
------------------------  ---------------------------------------------------------------
Net income                $    45,310     92,632     78,867     69,780     57,513

-----------------------------------------------------------------------------------------
Per Share
Basic income              $       .29        .88        .79       1.42       1.17
Diluted income                    .28        .87        .77       1.38       1.15
Cash dividends                    .48        .38        .32        .23        .20
Book value                      11.03       6.00       4.03       3.60       3.21
Average shares
 outstanding:
 Basic                        157,387    104,947     99,678     97,998     98,188
 Diluted                      159,254    106,807    101,984    101,368    100,196
Average Balances
Assets                    $12,401,982  6,358,828  5,383,017  4,404,852  3,812,114
Loans                       7,427,320  3,489,625  3,040,662  2,513,327  2,130,810
Earning assets             11,033,301  5,905,404  4,983,531  4,148,590  3,611,580
Deposits                    8,158,282  4,120,703  3,675,427  2,954,813  2,652,559
Interest-bearing
 liabilities                9,658,886  5,195,698  4,363,458  3,633,713  3,160,897
Stockholders' equity        1,522,217    542,259    419,437    333,528    295,826
Selected Period End
 Balances
Assets                     17,745,792  6,913,786  5,811,054  4,692,011  4,200,409
Loans                      11,008,419  3,985,789  3,197,673  2,608,967  2,347,973
Allowance for loan
 losses                       143,614     59,597     49,122     43,297     35,514
Deposits                   11,979,631  4,495,900  3,947,275  3,251,242  2,976,430
Stockholders' equity        2,264,838    649,241    408,549    352,148    313,329
Ratios
Return on average assets          .37%      1.46       1.47       1.58       1.51
Return on average equity         2.98      17.08      18.80      20.92      19.44
Net interest margin,
 taxable equivalent              4.06       4.12       4.20       4.04       3.89
Net loan losses to
 average loans                    .20        .24        .26        .39        .35
Dividend payout ratio          165.52      42.61      40.51      16.20      33.90
Average equity to
 average assets                 12.27       8.53       7.79       7.57       7.76

(1) Other income in 1997 includes $8 million of gain on the sale of credit card receivables and 1996 includes $5.9 million of gain on the sales of certain assets.
(2) Other expenses includes the FDIC's levy of a $1.3 million special assessment to recapitalize the SAIF in 1996.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

   Our objective is to provide a concise but complete understanding of the consolidated financial condition and results of operations of National Com-merce Financial Corporation ("NCFC" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries as of and for the years ended December 31, 2000, 1999 and 1998. NCFC is a registered bank holding company which provides diverse financial services through a regional network of bank-ing subsidiaries and a national network of nonbank subsidiaries. Our banking subsidiaries are Central Carolina Bank and Trust Company ("CCB"), a $10.4 bil-lion institution based in North Carolina, National Bank of Commerce ("NBC"), a $7.2 billion institution based in Tennessee and NBC Bank, FSB, a $18.4 million institution based in Mississippi (collectively, the "Subsidiary Banks"). Addi-tionally, NCFC owns 49 percent of First Market Bank, FSB, a $615.3 million in-stitution based in Virginia. NCFC's other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an investment advisor; First Mercantile Trust ("First Mer-cantile"), a provider of processing and other services for retirement plans; First Mercantile Capital Management, Inc. ("First Mercantile Capital"), a pro-vider of professional money management services for employee benefit plans; U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Cor-poration, providers of security programs in the long-term care industry; Na-tional Commerce Capital Trust I, a special purpose entity formed to offer floating-rate capital trust pass-through securities; and Monroe Properties, an inactive subsidiary that has held foreclosed real estate. Additionally, both CCB and NBC have wholly-owned subsidiaries that provide a variety of services including in-store bank consulting, trust, investment advisory, insurance, broker/dealer and leasing services. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

   The following discussion contains certain forward-looking statements as de-fined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial per-formance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "plans," "estimates," "projects," "objectives" and "goals" and similar expressions are intended to identify these forward-looking state-ments. We caution readers that such forward-looking statements are necessarily estimates based on management's judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

   . Increases in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share.

   . Our markets are intensely competitive, and competition in loan and de-posit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our net interest margin, our ability to recruit and retain associates, our non-interest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. More-over, the Gramm-Leach-Bliley Act has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a mate-rial adverse effect on our earnings.

   . We continue to integrate CCB following our merger with CCB Financial Cor-poration in July 2000, and costs incurred in such continuing integration and difficulties we might experience in effecting the integration could have a ma-terial adverse effect on our efficiency ratio and our product delivery, which could adversely affect our earnings.

   . We have restated our earnings for 1998 through 2000 due to technical vio-lations of pooling of interest rules, and any failure to meet consensus earn-ings estimates could have a more pronounced negative impact on our share price than if we had not restated our earnings for those years.

   . If the domestic economy suffers a longer and deeper slowdown than is cur-rently anticipated, we could experience a decline in credit quality which could have a material adverse effect on our earnings.

   . We are subject to regulation by federal and state banking agencies and authorities and the Securities and Exchange Commission. Changes in or new reg-ulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings.

   A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Restatement

   As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, NCFC is restating the presenta-tion of 9 business combinations as purchases rather than as poolings of inter-ests as previously reported.

   As a result of the foregoing, NCFC's 1998, 1999, and 2000 consolidated fi-nancial statements have been restated. Management believes that NCFC's consol-idated financial statements, as restated, include all adjustments necessary for a fair presentation of NCFC's financial position as of December 31, 1999 and 2000, and its results of operations for each year in the three-year period ended December 31, 2000.

Acquisitions

   In July 2000, NCFC merged with CCB Financial Corporation, an $8.8 billion bank holding company headquartered in Durham, North Carolina. In April 2000, NCFC merged with Piedmont Bancorp, Inc., a $151 million bank holding company headquartered in Hillsborough, North Carolina. Additionally, NCFC acquired First Mercantile and First Mercantile Capital in July 2000. In a March 2000 transaction, TransPlatinum Service Corp. acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry. These transactions ("the 2000 acquisitions") resulted in the issuance of 97.3 million shares of common stock. Each of these transactions has been accounted for as a purchase, and, accordingly, results of operations of the acquired companies have been included in the consolidated statements of income from the date of purchase.

   In 1999, NCFC completed its mergers with Southeastern Mortgage of Tennes-see, Inc. and First Financial Corporation of Mt. Juliet, Tennessee, and in 1998 acquired four other financial institutions. These mergers were accounted for as purchases. Results of operations of these acquired companies have been included in NCFC's consolidated statements of income from the dates of acqui-sition.

Results of Operations

 Performance Overview

   The 2000 acquisitions provide NCFC with an expanded customer base, addi-tional avenues of revenue generation and opportunities for greater operating efficiencies. With regulatory changes allowing new competition into the finan-cial services industry, we continually monitor the services and products of-fered as well as investigate new sources of revenue. We believe that our mul-ti-channel distribution strategy will serve us well in our ever-changing com-petitive environment. Our delivery channels include in-store and traditional branches, direct mail, telephone, ATM and internet banking. We feel that these options allow us to deliver high-quality products, customer service and conve-nience at a low cost.

   Our 2000 financial results were significantly impacted by two non-recurring items, merger and conversion-related expenses and losses on interest rate swaps. Excluding these items, our diluted earnings per share totaled $.92 com-pared to 1999's $.86 and returns on average assets and average equity were 1.18% and 9.59% compared to 1999's 1.44% and 16.92%.

   Net income in 2000 totaled $45.3 million compared to 1999's $92.6 million which equated to $.28 per diluted share in 2000 versus $.87 in 1999. Net in-come per diluted share was $.77 in 1998. Returns on average assets and average stockholders' equity in 2000 were .37% and 2.98%, respectively, compared to 1999's 1.46% and 17.08%. These ratios were 1.47% and 18.80% in 1998. Table 1 compares the contributions to net income per diluted share by income statement caption for the years ended December 31, 2000, 1999 and 1998 and the respec-tive changes from year to year.

T A B L E 1

                    Components of Diluted Income Per Share

                                       Years Ended
                                       December 31       Change From
                                     --------------- -------------------
                                     2000  1999 1998 2000/1999 1999/1998
                                     ----- ---- ---- --------- ---------
Interest income                      $5.89 4.27 3.72   1.62       .55
Interest expense                      3.22 2.12 1.86   1.10       .26
-----------------------------------  -----------------------------
Net interest income                   2.67 2.15 1.86    .52       .29
Provision for loan losses              .10  .16  .11   (.06)      .05
-----------------------------------  -----------------------------
Net interest income after provision   2.57 1.99 1.75    .58       .24
Other income                          1.19  .82  .81    .37       .01
Other expenses (1)                    3.26 1.50 1.39   1.76       .11
-----------------------------------  -----------------------------
Income before income taxes             .50 1.31 1.17   (.81)      .14
Income taxes                           .22  .44  .40   (.22)      .04
-----------------------------------  -----------------------------
Net income (1)                       $ .28  .87  .77   (.59)      .10
------------------------------------------------------------------------

(1) Other expenses in 2000 include merger-related and other conversion expense totaling $.44 ($.32 after-tax); losses on interest rate swaps totaling $.48 ($.32 after-tax); goodwill amortization totaling $.17 ($.17 after-tax); and core deposit amortization totaling $.22 ($.13 after-tax). These amounts were not significant in 1999 or 1998.

-------------------------------------------------------------------------------

 Operating Income

   Operating income, which we define as income before non-recurring items and amortization of goodwill and core deposit intangibles, was $193.8 million in 2000 compared to 1999's $97.6 million. The 2000 acquisitions contributed $90.6 million of operating income in 2000. Over the past five years, our results of operations have been significantly impacted by the non-recurring items de-scribed below:

   . In 2000, we recognized $77.2 million ($50.2 million after-tax) of unrealized losses on interest rate swaps which did not qualify for hedge ac-counting under SFAS No. 133. We entered into the swaps in the first half of the year during a rising interest rate environment. By entering into these contracts, we reduced our interest rate sensitivity to wholesale funding. When the rate environment changed in the latter half of 2000, we incurred losses on the swaps which were recognized as a charge to earnings. The swaps were termi-nated in the first quarter of 2001. In 1999, we recognized $1.5 million ($.9 million after-tax) of unrealized gains on similar interest rate swap con-tracts. These contracts were called in the first quarter of 2000.

   . To effect the mergers in 2000, we incurred $70.7 million, of merger-re-lated expense, which included severance and other employee benefit costs, ex-cess facilities costs and system conversion costs. The 2000 after-tax effect of the merger-related expense and other conversion expenses was $50.5 million.

   . In 1997, we realized gains of $8 million ($4.9 million after-tax) on the sale of credit card receivables.

   . During 1996, we sold certain assets which resulted in gains of $5.9 mil-lion ($3.6 million after-tax).

   . During 1996, NBC paid the Federal Deposit Insurance Corporation (the "FDIC") a special one-time levy totaling $1.3 million ($.8 million after-tax) used to recapitalize the Savings Association Insurance Fund (the "SAIF").

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

T A B L E 2

               Average Balances and Net Interest Income Analysis

                                                       Years Ended December 31
                          ----------------------------------------------------------------------------------
                                      2000                        1999                       1998
                          -------------------------------------------------------------------------------
Taxable Equivalent Basis              Interest Average           Interest Average           Interest Average
--                          Average   Income/  Yield/   Average  Income/  Yield/   Average  Income/  Yield/
In Thousands (1)            Balance   Expense   Rate    Balance  Expense   Rate    Balance  Expense   Rate
------------------------  ----------- -------- ------- --------- -------- ------- --------- -------- -------
Earning assets:
Loans (2)                 $ 7,427,320  698,614  9.41%  3,489,625 306,213   8.77   3,040,662 277,141   9.11
U.S. Treasury and U.S.
 Government agencies and
 corporations (3)           2,488,612  177,307  7.12   1,510,661 100,628   6.66   1,445,551  96,957   6.66
States and political
 subdivisions                 158,693   12,815  8.08     137,523  11,521   8.38     159,873  13,214   8.27
Equity and other
 securities (3)               754,632   59,581  7.90     637,899  43,064   6.75     212,394  14,228   6.70
Trading account
 securities                    40,064    2,482  6.20      42,285   2,336   5.52      51,163   3,112   6.08
Federal funds sold and
 other short-term
 Investments                  136,043    8,893  6.54      63,804   4,877   7.64      44,562   3,426   7.69
Time deposits in other
 banks                         27,937    1,597  5.72      23,607     951   4.03      19,326   1,619   8.38
------------------------  -------------------------------------------------------------------------------
 Total earning assets      11,033,301  961,289  8.71%  5,905,404 469,590   7.95   4,983,531 409,697   8.22
                                      -------------              -------------              -------------
Non-earning assets:
Cash and due from banks       293,618                    174,582                    178,269
Premises and equipment        123,688                     42,337                     40,238
All other assets, net         951,375                    236,505                    180,979
------------------------  -----------                  ---------                  ---------
 Total assets             $12,401,982                  6,358,828                  5,383,017
-------------------------------------                  ---------                  ---------
Interest-bearing
 liabilities:
Savings and time
 deposits                 $ 7,227,569  364,433  5.04%  3,673,287 153,120   4.17   3,232,032 132,889   4.11
Short-term borrowed
 funds                      1,159,814   69,577  6.03     683,833  31,177   4.56     476,147  22,743   4.78
Federal Home Loan Bank
 advances                   1,247,613   77,913  6.24     832,206  41,432   4.98     552,176  27,885   5.05
Long-term debt                 23,890    1,480  6.58       6,372     369   5.79     103,103   6,135   5.95
------------------------  -------------------------------------------------------------------------------
 Total interest-bearing
  liabilities               9,658,886  513,403  5.32%  5,195,698 226,098   4.35   4,363,458 189,652   4.35
------------------------              -------------              -------------              -------------
Other liabilities and
 stockholders' equity:
Demand deposits               930,713                    447,416                    443,395
Other liabilities             240,250                    123,552                    106,836
Capital trust pass-
 through securities            49,916                     59,903                     49,891
Stockholders' equity        1,522,217                    542,259                    419,437
------------------------  -----------                  ---------                  ---------
 Total liabilities and
  stockholders' Equity    $12,401,982                  6,358,828                  5,383,017
-------------------------------------                  ---------                  ---------
Net interest income and
 net interest margin (4)              $447,886  4.06%            243,492   4.12             220,045   4.20
------------------------              -------------              -------------              -------------
Interest rate spread (5)                        3.39%                      3.60                       3.87
------------------------                        ----                       ----                       ----

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

-------------------------------------------------------------------------------

   As experienced by most financial institutions during 2000, we were subject to increased pressure on our net interest margin. The net interest margin was 4.06% in 2000, 6 basis points lower than 1999's 4.12%. The principal factors impacting NCFC's yields, costs and net interest income are discussed below.

 Interest Rates

   During the second half of 1999, interest rates began to climb in small in-crements as the Federal Reserve increased the target federal funds rate. Changes in the federal funds rate generally affect other interest rates. This trend continued during the first half of 2000 as the Federal Reserve continued to increase the federal funds rate 25 basis points in February and March. A final 50 basis point increase in the federal funds rate occurred in May. The prime rate began the year at 8.50% and ended the year at 9.50%. Consequently, 2000's yield on loans improved 64 basis points to 9.41% and our yield on earn-ing assets improved 76 basis points to 8.71%. Unfortunately, our cost of in-terest-bearing liabilities increased also. The cost of savings and time depos-its increased in 2000 by 87 basis points to 5.04% and the cost of total inter-est-bearing liabilities increased by 97 basis points to 5.32%. This is consis-tent with our interest-sensitivity, as increases in interest rates generally decrease our net interest margin. Our interest rate spread for the year tight-ened to 3.39% compared to 1999's 3.60% and 1998's 3.63%. Management antici-pates decreases in interest rates during 2001 as the Federal Reserve acts to combat recession fears and perceived slowdowns in the economy. We expect our net interest margin to improve in this environment. See Table 3 for further analysis of the effects of volume and rate on net interest income.

 Interest-Earning Assets

   The 2000 growth in the earning asset portfolio was primarily due to the 2000 acquisitions, as well as strong loan demand at both NBC and CCB. Due to this demand, our mix of earning assets shifted to higher yielding categories, with loans constituting 67.3% of average earning assets during 2000 compared to 59.1% in 1999 and 61.0% in 1998. Management anticipates a continuation of strong loan growth in 2001 although at a slower rate than in 2000. Average earning assets as a percentage of average tangible assets (average total as-sets reduced by goodwill and core deposit intangibles) has been between 92% and 95% over the last three years.

 Interest-Bearing Liabilities

   Our loan growth has been more rapid than our growth in lower-cost deposits, which has resulted in the need to fund loan growth in part with higher-cost funding sources. Substantially all deposits originate within the Subsidiary Banks' market areas. As with the rest of the financial institutions industry, we have seen decreased growth rates in traditional deposits as consumers elect other savings and investment opportunities.

T A B L E 3
                       Volume and Rate Variance Analysis

                                         Years Ended December 31
                          --------------------------------------------------------
                                     2000                         1999
                          --------------------------------------------------------
Taxable Equivalent
Basis -- In Thousands      Volume     Rate     Total    Volume    Rate     Total
(1) (2)                   Variance  Variance  Variance Variance Variance  Variance
------------------------  ------------------------------------------------------
Interest income:
Loans                     $368,565   23,836   392,401   39,711  (10,639)   29,072
U.S. Treasury and U.S.
 Government agencies and
 corporations               69,287    7,392    76,679    3,671       --     3,671
States and political
 subdivisions                1,719     (425)    1,294   (1,867)     174    (1,693)
Equity and other
 securities                  8,554    7,963    16,517   28,729      107    28,836
Trading account
 securities                   (128)     274       146     (507)    (269)     (776)
Federal funds sold and
 short-term investments      4,808     (792)    4,016    1,473      (22)    1,451
Time deposits in other
 banks                         197      449       646      303     (971)     (668)
------------------------  ------------------------------------------------------
Increase (decrease) in
 interest income           453,002   38,697   491,699   71,513  (11,620)   59,893
------------------------  ------------------------------------------------------
Interest expense:
Savings and time
 deposits                  173,832   37,481   211,313   25,731   (5,500)   20,231
Short-term borrowed
 funds                      26,245   12,155    38,400    9,936   (1,502)    8,434
Federal Home Loan Bank
 advances                   24,210   12,271    36,481   13,939     (392)   13,547
Long-term debt               1,058       53     1,111   (5,605)    (161)   (5,766)
------------------------  ------------------------------------------------------
Increase (decrease) in
 interest expense          225,345   61,960   287,305   44,001   (7,555)   36,446
------------------------  ------------------------------------------------------
Increase (decrease) in
 net interest income      $227,657  (23,263)  204,394   27,512   (4,065)   23,447
----------------------------------------------------------------------------------

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2000, 1999 and 1998.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.

-------------------------------------------------------------------------------

 Non-Interest Income and Non-Interest Expenses

   Our levels of non-interest income are, and will continue to be, a signifi-cant factor in determining our financial success considering the previously discussed tightening of interest rate spreads and margins. Non-interest in-come, excluding net securities gains and losses, totaled $185.0 million in 2000 compared to 1999's $90.3 million. The 2000 acquisitions added non-inter-est income of $71.4 million. The remaining increase in non-interest income of $23.3 million was due to growth of the asset and customer bases of the Subsid-iary Banks, a stronger emphasis on the collection of fees for services ren-dered and revenue growth by our nonbank subsidiaries. Non-interest income, ex-cluding net securities gains and losses, totaled $83.6 million in 1998.

   Service charges on deposit accounts continue to be our largest source of non-interest income, totaling $68.8 million in 2000, $21.0 million in 1999 and $18.5 million in 1998. The 2000 acquisitions contributed $37.6 million of service charges on deposit income in 2000. The remaining increase of $10.2 million is due primarily to an increase in the number of accounts subject to service charges, repricing of certain customer services and ATM surcharge in-come on our expanding ATM network.

   Trust and custodian fees increased to $33.0 million in 2000 from $8.1 mil-lion in 1999 due to trust businesses acquired and growth of assets managed. The July 2000 acquisitions of First Mercantile and CCB collectively contrib-uted $25.3 million of trust and custodian fees. Managed and custodial assets totaled $10.5 billion at December 31, 2000 and $3 billion at December 31, 1999. We anticipate further growth in the Trust area as the trust offices/operations formed or acquired in 2000 continue to mature.

   Other service charges and fees totaled $29.9 million in 2000, $20.0 million in 1999 and $17.9 million in 1998. Fees from NCFC's TransPlatinum subsidiary increased $10.0 million due to higher transaction volumes and acquisitions completed in 1999 and 2000.

   Broker/dealer revenue and other commissions income totaled $28.8 million in 2000, $18.1 million in 1999 and $20.4 million in 1998. The 2000 acquisitions contributed $6.4 million of broker/dealer revenue and other commissions income in 2000. Institutional broker/dealer revenue is derived from an NBC subsidiary and increased $2.5 million during 2000. Retail brokerage services are offered through an affiliation with an independent brokerage firm. Management antici-pates continued increases in broker/dealer revenues as our investment of capi-tal resources comes to fruition.

   Non-interest expense, excluding non-recurring items and amortization of goodwill and core deposit intangibles, increased $154.0 million in 2000 to $308.4 million over 1999's $154.4 million and 1998's $145.6 million. The 2000 acquisitions added $126.0 million in non-interest expense in 2000, including $61.6 million of personnel, $23.0 million of net occupancy and equipment, and $41.4 million of other operating expense. Excluding those amounts, personnel expense rose $15.6 million from 1999's $82.9 million to $98.5 million in 2000, due to mergers completed in third quarter of 1999, growth of the branch net-work, and employee benefits-related expenses. Net of 2000 acquisitions, occu-pancy and equipment expenses increased 3.7% and other operating expense in-creased by 13.8% in 2000 over 1999. Other operating expense categories which increased in 2000 included legal and professional services, telecommunications and marketing expense.

   Amortization of goodwill and core deposit intangibles totaled $61.4 million in 2000, of which $50.4 million related to the 2000 acquisitions.

   Table 4 presents various cash operating efficiency ratios for the prior five years (excluding the impact of amortization of intangibles and non-recur-ring items). Management's goal is to achieve a cash efficiency ratio of ap-proximately 43% by fourth quarter 2001.

T A B L E 4
                            Cash Efficiency Ratios

                                                 Years Ended December 31
                                              ------------------------------
                                              2000   1999  1998  1997  1996
                                              -----  ----- ----- ----- -----
As a percentage of average assets:
 Non-interest income (1)                       1.53%  1.37  1.54  1.69  1.67
--------------------------------------------- ------------------------------
 Personnel expense                             1.29   1.30  1.34  1.28  1.27
 Occupancy and equipment expense                .36    .33   .32   .35   .35
 Other operating expense (2)                    .84    .80   .94  1.17  1.16
--------------------------------------------- ------------------------------
 Total non-interest expense                    2.49   2.43  2.60  2.80  2.78
--------------------------------------------- ------------------------------
 Net overhead (non-interest expense less non-
  interest income)                              .96%  1.06  1.06  1.11  1.11
----------------------------------------------------------------------------
Non-interest expense as a percentage of net
 interest income and non-interest income (1)
 (2) (3)                                      48.38% 46.68 46.16 51.04 51.96

(1) Excludes the sales of credit card receivables in 1997 and gains on sales of certain assets in 1996.
(2) Excludes the amortization of intangibles and gains and losses on interest rate swaps in 2000 and 1999; merger-related expenses in 2000; and the
     FDIC special assessment in 1996.
(3) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using a 35% federal tax rate and applicable state tax rates.
-------------------------------------------------------------------------------

 Income Taxes

   Income tax expense was $34.6 million in 2000, $47.2 million in 1999 and $40.6 million in 1998. NCFC's effective income tax rates were 43.3%, 33.8% and 34.0% in 2000, 1999 and 1998, respectively. The increase in the effective tax rate from 1999 to 2000 is attributable to non-deductible goodwill amortization and non-deductible merger-related expenses. Net deferred tax liabilities to-taled $120.6 million as of December 31, 2000. NCFC has determined that no val-uation allowance for the deferred tax assets was warranted at December 31, 2000.

 Fourth Quarter Results

   During the fourth quarter of 2000, we incurred a net loss of $8.4 million or $.04 per diluted share compared to 1999's $25.6 million net income. We re-corded the following non-recurring items during the fourth quarter of 2000 (after-tax): losses on interest rate swaps of $37.8 million and merger-related expense of $15.8 million. In 1999's fourth quarter, $.9 million of after-tax gains on interest swaps were recorded. Excluding the effect of these non-re-curring items, diluted per share income totaled $.22 compared to 1999's $.30 per diluted share. Income statements for each of the quarters in the five-quarter period ended December 31, 2000 are included in Table 5.

T A B L E 5

          Income Statements for Five Quarters Ended December 31, 2000

                                                Three Months Ended
                                     ------------------------------------------
In Thousands Except Per Share Data   12/31/00  9/30/00 6/30/00 3/31/00 12/31/99
-----------------------------------  -----------------------------------------
Total interest income                $334,073  329,090 142,391 132,422 125,314
Total interest expense                182,232  180,253  79,897  71,021  61,959
-----------------------------------  -----------------------------------------
Net interest income                   151,841  148,837  62,494  61,401  63,355
Provision for loan losses               5,317    5,098   3,864   2,177   4,304
-----------------------------------  -----------------------------------------
Net interest income after provision   146,524  143,739  58,630  59,224  59,051
-----------------------------------  -----------------------------------------
Service charges on deposits            26,063   26,640   8,522   7,542   6,095
Trust and custodian fees               13,977   14,275   2,361   2,350   1,903
Other service charges and fees          9,823    9,247   5,837   5,012   5,235
Broker/dealer revenue and other
 commissions                           10,751    9,649   3,677   4,739   4,022
Other operating                         8,773    7,402   4,042   4,300   5,480
Securities gains (losses), net           (141)   4,522     127       1     224
-----------------------------------  -----------------------------------------
Total other income                     69,246   71,735  24,566  23,944  22,959
-----------------------------------  -----------------------------------------
Personnel                              60,626   57,241  21,363  20,906  21,207
Net occupancy and equipment             9,661   10,119   3,900   3,571   3,661
Losses on interest rate swaps          57,221   12,324   2,917   4,765    (745)
Merger-related expense                 25,892   48,237      --      --      --
Goodwill amortization                  12,060   11,941   1,527   1,356   1,706
Core deposit intangibles
 amortization                          15,461   15,881   1,722   1,477   1,525
Other operating                        45,930   39,167  16,632  15,806  15,703
-----------------------------------  -----------------------------------------
Total other expenses                  226,851  194,910  48,061  47,876  43,057
-----------------------------------  -----------------------------------------
Income before income taxes            (11,081)  20,564  35,135  35,292  38,953
Income taxes                           (2,669)  14,775  11,194  11,300  13,347
-----------------------------------  -----------------------------------------
Net income (loss)                    $ (8,412)   5,789  23,941  23,992  25,606
-------------------------------------------------------------------------------
Earnings per common share:
Before non-recurring items (1):
 Basic                                   $.22      .23     .24     .25     .30
 Diluted                                  .22      .23     .23     .25     .30
Net (loss) income:
 Basic                                   (.04)     .03     .22     .22     .24
 Diluted                                 (.04)     .03     .22     .22     .23

(1) Non-recurring items include the following (after-tax): in the fourth quarter of 2000, $15.8 million of merger-related expense and $37.8 million of losses on interest rate swaps; in the third quarter of 2000, $34.7 million of merger-related expense and $7.6 million of losses on interest rate swaps; in the second quarter of 2000, $1.8 million of losses on interest rate swaps; in the first quarter of 2000, $3 million of losses on interest rate swaps; and in the fourth quarter of 1999, $.9 million of gains on interest rate swaps.

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

   Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and are generally originated for retention in the portfolio, with the exception of marketable mortgage loans. Lending of-ficers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The 2000 acquisitions contributed over $6 billion to outstanding loans. Table 6 presents the year-end breakdown of the major categories of the loan portfo-lio for the previous five years based upon regulatory classifications.

T A B L E 6
                                Loan Portfolio

                                            As of December 31
                           ---------------------------------------------------
In Thousands                  2000       1999      1998      1997      1996
-------------------------  ---------------------------------------------------
Commercial, financial and
 agricultural              $ 1,223,032   689,945   592,136   512,534   466,830
Real estate --
  construction               1,907,533   283,033   242,993   241,334   170,188
Real estate -- mortgage      5,959,114 1,625,374 1,153,717   781,826   602,064
Consumer                     1,730,940 1,356,824 1,181,659 1,045,420 1,086,104
Revolving credit                58,840        --        --        --        --
Lease financing                145,883    33,405    29,568    30,046    22,790
-------------------------  ---------------------------------------------------
 Total gross loans          11,025,342 3,988,581 3,200,073 2,611,160 2,347,976
Less: Unearned income           16,923     2,792     2,400     2,193         3
-------------------------  ---------------------------------------------------
 Total loans               $11,008,419 3,985,789 3,197,673 2,608,967 2,347,973
------------------------------------------------------------------------------

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

   Consumer loans consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt ob-ligations, ability and willingness to repay and general economic trends in their decision to extend credit. Revolving credit includes overdraft protec-tion and traditional credit card products. We expect only moderate growth dur-ing 2001.

   The leasing portfolio is not concentrated in any one line of business or type of equipment. We anticipate moderate growth in this category during 2001.

T A B L E 7
      Maturities and Sensitivities of Loans to Changes in Interest Rates

                                              As of December 31, 2000
                                        -----------------------------------
                                        Commercial,
                                         Financial
                                            and      Real Estate-
In Thousands                            Agricultural Construction   Total
--------------------------------------  -----------------------------------
Due in one year or less                  $  398,489     185,084     583,573
Due after one year through five years:
 Fixed interest rates                       459,457     789,159   1,248,616
 Floating interest rates                     99,000     103,665     202,665
Due after five years:
 Fixed interest rates                       154,949     252,945     407,894
 Floating interest rates                    111,137     576,680     687,817
--------------------------------------  -----------------------------------
  Total                                  $1,223,032   1,907,533   3,130,565
---------------------------------------------------------------------------

 Investment Securities

   Average investment securities increased $1.1 billion from 1999, primarily due to the 2000 acquisitions. Taxable securities remain the primary component of the portfolio. See Table 8 for additional information about our investment securities portfolio which is segregated into available for sale and held to maturity categories.

   We segregate debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt securities that we have the positive intent and ability to hold until ma-turity are classified as held to maturity and are reported at amortized cost. Securities held to maturity totaled $2 billion, comprising 44.9% of the total securities portfolio at December 31, 2000. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading securities totaled $74.4 million at December 31, 2000. Debt and equity securities not classified as either held to maturity or as trading securities are classified as avail-able for sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of taxes. At December 31, 2000, securities available for sale totaled $2.4 billion, which represented 53.4% of the total portfolio. The mark-to-market adjustment for available for sale securities totaled $38.5 million in net unrealized gains at December 31, 2000. After considering appli-cable tax benefits, the mark-to-market adjustment resulted in a $22.8 million increase to total stockholders' equity. As of December 31, 1999, the mark-to-market adjustment for unrealized losses on available for sale securities to-taled $6.8 million and resulted in a net $4.2 million decrease to total stock-holders' equity after applying applicable taxes. We do not currently antici-pate selling a significant amount of the securities available for sale in the near future. Future fluctuations in stockholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

T A B L E 8
                        Investment Securities Portfolio

                                                 As of December 31
                                      -----------------------------------------
                                              2000                 1999
                                      -----------------------------------------
                                      Amortized  Carrying   Amortized Carrying
In Thousands                             Cost      Value      Cost      Value
------------------------------------  -----------------------------------------
Securities Available for Sale
U.S. Treasury                         $   54,580    55,295     28,523    28,386
U.S. Government agencies and
 corporations                          1,550,026 1,582,051    239,554   235,624
States and political subdivisions        111,222   113,831    122,076   123,516
Debt and equity securities               647,182   650,349    170,608   166,402
------------------------------------  -----------------------------------------
 Total securities available for sale  $2,363,010 2,401,526    560,761   553,928
-------------------------------------------------------------------------------
Maturity and Yield Schedule as of
December 31, 2000
                                                 Weighted
                                       Carrying   Average
                                        Value    Yield (1)
                                      --------------------
U.S. Treasury:
 Within 1 year                        $   20,905      5.42%
 After 1 but within 5 years               34,390      7.72
------------------------------------  --------------------
 Total U.S. Treasury                      55,295      6.80
------------------------------------  --------------------
U.S. Government agencies and
 corporations:
 Within 1 year                            90,044     11.52
 After 1 but within 5 years              177,357      7.42
 After 5 but within 10 years             476,214      7.14
 After 10 years (2)                      838,436      7.24
------------------------------------  --------------------
 Total U.S. Government agencies and
  corporations                         1,582,051      7.47
------------------------------------  --------------------
States and political subdivisions:
 Within 1 year                            12,803      7.21
 After 1 but within 5 years               33,387      7.31
 After 5 but within 10 years              57,764      8.69
 After 10 years                            9,877      8.98
------------------------------------  --------------------
 Total state and political
  subdivisions                           113,831      8.14
------------------------------------  --------------------
Debt and equity securities               650,349      7.48
------------------------------------  --------------------
 Total securities available for sale  $2,401,526      7.49%
----------------------------------------------------------
                                                 As of December 31
                                      -----------------------------------------
                                              2000                 1999
                                      -----------------------------------------
                                       Carrying   Market    Carrying   Market
                                        Value      Value      Value     Value
                                      -----------------------------------------
Securities Held to Maturity
U.S. Government agencies and
 corporations                         $1,434,282 1,407,912  1,322,109 1,250,418
States and political subdivisions         75,702    77,109      5,292     5,425
Debt securities                          506,811   499,679    431,982   411,740
------------------------------------  -----------------------------------------
 Total securities held to maturity    $2,016,795 1,984,700  1,759,383 1,667,583
-------------------------------------------------------------------------------
Maturity and Yield Schedule as of
December 31, 2000
                                                 Weighted
                                       Carrying   Average
                                        Value    Yield (1)
                                      --------------------
U.S. Government agencies and
 corporations:
 Within 1 year                        $   50,017      7.36%
 After 1 but within 5 years                3,024      6.23
 After 5 but within 10 years             838,850      6.68
 After 10 years (2)                      542,391      6.53
------------------------------------  --------------------
 Total U.S. Government agencies and
  corporations                         1,434,282      6.64
------------------------------------  --------------------
States and political subdivisions:
 Within 1 year                               163      0.93
 After 1 but within 5 years               20,159      8.20
 After 5 but within 10 years              47,416      8.62
 After 10 years                            7,964      8.61
------------------------------------  --------------------
 Total state and political
  subdivisions                            75,702      8.49
------------------------------------  --------------------
Debt securities                          506,811      7.07
------------------------------------  --------------------
 Total securities held to maturity    $2,016,795      6.82%
----------------------------------------------------------

(1) Where applicable, the weighted average yield is computed on a taxable equivalent basis using a 35% federal tax rate and applicable state tax rates.
(2) The amount shown consists primarily of mortgage-backed securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.

 Deposits

   Average deposits increased from 1999 due to the 2000 acquisitions. Inter-est-bearing deposits as a percentage of total deposits remained at 89% in both 2000 and 1999. As noted previously, we have experienced lower levels of de-posit growth due to competitive pressures from other investment opportunities available to consumers. In addition, higher interest rates in 2000 resulted in increased debt service payments for consumers and businesses, constraining growth in deposit balances. See Table 9 for average deposits by type for the three-year period ended December 31, 2000.

T A B L E 9
                               Average Deposits

                                        Years Ended December 31
                         ------------------------------------------------------
                                2000              1999              1998
                         ---------------------------------------------------
                          Average   Average  Average  Average  Average  Average
In Thousands              Balance    Rate    Balance   Rate    Balance   Rate
-----------------------  ---------------------------------------------------
Savings and time
 deposits:
Savings, NOW and money
 market accounts         $2,960,959  3.85%  1,641,984  3.63   1,550,361  3.31
Time                      4,266,610  6.31   2,031,305  5.08   1,681,671  5.45
-----------------------  ---------------------------------------------------
 Total savings and time
  deposits                7,227,569  5.04%  3,673,287  4.17   3,232,032  4.11
                                     ----              ----              ----
Demand deposits             930,713           447,416           443,395
-----------------------  ----------         ---------         ---------
 Total deposits          $8,158,282         4,120,703         3,675,427
-----------------------------------         ---------         ---------

 Long-Term Debt and Other Borrowings

   After assuming $33.0 million of long-term debt in the 2000 acquisitions, our ratio of average long-term debt to average equity was only 1.6% for 2000. Average FHLB advances increased $415.4 million in 2000 due to $498.6 million of FHLB advances assumed in the 2000 acquisitions and the need to fund our loan growth. The new borrowings are primarily FHLB advances with maturities in excess of one year.

Capital Resources

   We have had a higher than needed capital position due to acquisitions and strong earnings growth over the past five years. Our average tangible equity to average tangible assets ratio remains strong at 7.15% and 7.45% for 2000 and 1999, respectively.

 Equity Capital

   Management plans to continue its efforts to increase the return on average equity while providing stockholders with a reasonable cash return. A stock re-purchase plan was authorized beginning in 1996 for purposes of offsetting stock issuances planned for stock option and other employee benefit plans. During 2000, 1999 and 1998, a total of 4.0 million shares have been repur-chased. Substantially all have been re-issued under employee benefit plans as of the end of 2000. Management plans to maintain a dividend payout ratio be-tween 30 and 40 percent of operating income in order to achieve continued in-ternal capital growth. Table 10 presents our rate of internal capital growth for each of the five previous years.

T A B L E 10
                        Rate of Internal Capital Growth

                                        2000(1) 1999(1) 1998  1997(1) 1996(1)
                                        -----------------------------------
Average assets to average equity times    8.13x  11.75  12.79  13.24   12.92
Return on average assets equals           1.18%   1.44   1.47   1.47    1.43
--------------------------------------  -----------------------------------
Return on average equity times            9.59%  16.92  18.80  19.46   18.48
Earnings retained equals                 47.77%  56.72  60.02  65.29   64.59
--------------------------------------  -----------------------------------
Rate of internal capital growth           4.58%   9.60  11.28  12.71   11.94
-----------------------------------------------------------------------------

(1) Excludes the after-tax impact of non-recurring items as applicable: for 2000, merger-related and other conversion expenses of $50.5 million and losses from interest rate swaps of $50.2 million; for 1999, gains from interest rate swaps of $.9 million; for 1997; gain on sales of credit card receivables of $4.9 million; and for 1996, gains on sales of certain assets of $3.6 million and special deposit assessments of $.8 million.

-------------------------------------------------------------------------------

   NCFC's stock is traded over-the-counter on the Nasdaq National Market tier and is quoted under the trade symbol NCBC. The stock prices listed in Table 11 represent the high, low and closing sales prices and cash dividends declared per share for the indicated periods.

T A B L E 11
                          Stock Prices and Dividends

                      Prices         Cash
                ------------------ Dividends
                 High   Low  Close Declared
                ----------------------
2000
First quarter   $22.69 15.50 18.50    .11
Second quarter   19.94 16.06 16.06    .11
Third quarter    20.13 15.25 19.94    .13
Fourth quarter   25.19 17.65 24.75    .13
--------------  ----------------------
1999
First quarter    24.38 17.56 22.81    .09
Second quarter   25.69 21.88 21.88    .09
Third quarter    23.88 20.50 21.97    .09
Fourth quarter   26.44 21.50 22.69    .11
--------------------------------------------

 Regulatory Capital

   Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capi-tal and 8% for total capital. Additionally, the Federal Reserve may set capi-tal requirements higher than the minimums we have described for holding compa-nies whose circumstances warrant it. NCFC and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Ta-ble 12 discloses NCFC's components of capital, risk-adjusted asset information and capital ratios.

T A B L E 12
                        Capital Information and Ratios

                                 As of December 31
                               ----------------------
In Thousands                      2000        1999
------------------------------ ----------------------
Tier I capital                 $ 1,169,780    572,976
Tier II capital:
 Allowable loan loss allowance     143,614     58,941
 Subordinated debt                  13,194        --
------------------------------ ----------------------
 Total capital                 $ 1,326,588    631,917
-----------------------------------------------------
Risk-adjusted assets           $12,292,660  4,715,316
Average regulatory assets       16,365,141  6,651,254
Tier I capital ratio                  9.52%     12.15
Total capital ratio                  10.79      13.40
Leverage ratio                        7.15       8.61

-------------------------------------------------------------------------------

   Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of December 31, 2000.

Asset Quality

   Non-performing assets (non-accrual loans, other real estate acquired through loan foreclosures and restructured loans) and total risk assets (non-performing assets plus accruing loans 90 days or more past due) at the end of each of the previous five years are presented in Table 13. Risk assets as a percentage of total loans outstanding plus other real estate were .38%, .14% and .16% at December 31, 2000, 1999 and 1998, respectively. Our allowance for loan losses to risk assets was 3.46 times at December 31, 2000 compared to
10.38 times and 9.46 times at December 31, 1999 and 1998, respectively. Risk assets and the ratio of the allowance for loan losses to risk assets have been impacted significantly by our July 5, 2000 merger with CCB. CCB's loan portfolio accounts for approxi-mately 62% of total loans and CCB's risk assets represent approximately 75% of total risk assets at December 31, 2000. CCB's allowance for loan losses was
2.48 times total risk assets at the time of the merger. Excluding the CCB risk assets, NCFC's total risk assets increased by 82.5% in 2000 due to increases in non-accrual loans and accruing loans 90 days or more past due.

T A B L E 13
                         Nonperforming and Risk Assets

                                                       As of December 31
                                                --------------------------------
In Thousands                                     2000    1999  1998  1997  1996
----------------------------------------------  --------------------------------
Non-accrual loans                               $ 7,219      0   533     0     0
Other real estate acquired through loan
 foreclosures                                     5,652    271   442     0     0
Restructured loans                                2,232      0     0     0     0
----------------------------------------------  --------------------------------
Total nonperforming assets                       15,103    271   975     0     0
Accruing loans 90 days or more past due          26,362  5,470 4,218 3,134 3,482
----------------------------------------------  --------------------------------
Total risk assets                               $41,465  5,741 5,193 3,134 3,482
--------------------------------------------------------------------------------
Ratio of non-performing assets to:
 Loans outstanding and other real estate
  acquired through loan foreclosures                .14%   .01   .03   .00   .00
 Total assets                                       .09    .00   .02   .00   .00
Ratio of total risk assets to:
 Loans outstanding and other real estate
  acquired through loan foreclosures                .38    .14   .16   .12   .15
 Total assets                                       .23    .08   .09   .07   .08
Allowance for loan losses to total risk assets     3.46x 10.38  9.46 10.38 10.20
--------------------------------------------------------------------------------

   Our general non-accrual policy is to place credits in a non-accrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is 90 days or more past due (unless de-termined that the collectibility is not reasonably considered in doubt). Sub-sequent to the 2000 merger with CCB, we conformed our non-accrual policy be-tween CCB and the other Subsidiary Banks.

   Loans are considered impaired if it is probable that we will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral- dependent loan. Any impairment losses are recog-nized through charges to the allowance for loan losses. At December 31, 2000 impaired loans amounted to $12.5 million, of which $6 million were not accru-ing interest. The related allowance for loan losses on these loans amounted to $3.6 million at December 31, 2000. There were no impaired loans at December 31, 1999.

   Table 14 presents a summary of loss experience and the allowance for loan losses for the previous five years. Net charge-offs in the five-year period ended 2000 occurred primarily in the consumer loan portfolio.

   NCFC's provision for loan losses decreased from $16.9 million in 1999 to $16.5 million in 2000. The ratio of the allowance for loan losses to loans outstanding was 1.30% and 1.50% at December 31, 2000 and 1999, respectively. The provision for loan losses and the ratio of the allowance for loan losses to loans outstanding were impacted significantly by our merger with CCB. The decreases in the provision and the ratio of the allowance to loans outstanding reflect improvements in asset quality as evidenced by the reduction in net charge-offs as a percentage of average loans, from .24% in 1999 to .20% in 2000, and a favorable change in mix of our loan portfolio. Both trends are di-rect results of the CCB merger; CCB experienced a lower ratio of net charge-offs to average loans than NCFC and CCB's portfolio consists predominantly of real estate -- construction and real estate -- mortgage loans. These catego-ries of loans have historically experienced a low level of net charge-offs; as a result, CCB's ratio of the allowance for loan losses to loans outstanding of 1.27% at the time the merger was completed was lower than NCFC's ratio. As a result of the merger and other activity in the loan portfolio in 2000, the combined real estate -- construction and real estate -- mortgage portfolios increased from 48% of total loans at December 31, 1999 to 71% of total loans at December 31, 2000. Similarly, in 2000, the consumer loan portfolio, which had accounted for approximately 80% of NCFC's net charge-offs in past years, declined from 34% of total loans at December 31, 1999 to 16% at December 31, 2000. This decline is attributable to the relatively smaller consumer portfo-lio of CCB and also to a decision to exit our business affiliation with State Farm, which was a source of indirect auto loans. As a result of the improved mix and decline in net charge-off ratio, we reduced our unallocated allowance component by $5.1 million in 2000. The improved portfolio mix and decline in net charge-off ratio were partially offset by higher levels of total risk as-sets at December 31, 2000 as compared to December 31, 1999 and higher levels of internally classified assets, primarily in the commercial, financial and agricultural loan category.

   NCFC's provision for loan losses increased from $10.7 million in 1998 to $16.9 million in 1999. The ratio of the allowance for loan losses to loans outstanding was 1.50% and 1.54% at December 31, 1999 and 1998, respectively. The increase in loan loss provision in 1999 as compared to 1998 was primarily attributable to an increase in net charge-offs of approximately $.9 million in 1999 compared to 1998 and significant growth in our total loan portfolio of approximately 25%. Other key factors were our assessment of increased risk in our consumer loan portfolio, which grew 29% in 1999, and the growth of higher-risk real estate -- mortgage products, including more than 80% loan-to-value first and second mortgages, which grew by approximately $165 million, almost 45%, from $368 million to $533 million.

   Management performs an analysis of the loan portfolio quarterly to deter-mine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of the loan reviews, quantitative and qualita-tive indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of pools of loans. Management responsible for credit and financial matters perform the assessment and estab-lish the amount of the allowance for loan losses.

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

T A B L E 14
                        Summary of Loan Loss Experience
                       and the Allowance for Loan Losses

                                        Years Ended December 31
                          -------------------------------------------------------
In Thousands                 2000        1999       1998       1997       1996
------------------------  -------------------------------------------------------
Balance at beginning of
 year                     $    59,597     49,122     43,297     35,514     29,010
Loan losses charged to
 allowance:
 Commercial, financial
  and agricultural             (1,826)      (896)      (522)      (250)       (12)
 Real estate --
   construction                   (29)       (40)      (946)       (95)       (70)
 Real estate -- mortgage       (3,418)    (2,346)      (808)      (222)       (74)
 Consumer                     (12,354)    (8,440)    (8,430)   (10,850)    (8,270)
 Revolving credit              (1,863)        --         --         --         --
 Lease financing                 (193)      (744)      (943)    (1,382)    (1,912)
------------------------  -------------------------------------------------------
 Total loan losses
  charged to allowance        (19,683)   (12,466)   (11,649)   (12,799)   (10,338)
------------------------  -------------------------------------------------------
Recoveries of loans
 previously charged-off:
 Commercial, financial
  and agricultural                258         66      1,152         73         20
 Real estate --
   construction                     2        473        197         57        244
 Real estate -- mortgage          878        222         51         33         61
 Consumer                       2,809      2,631      2,219      2,221      1,965
 Revolving credit                 819         --         --         --         --
 Lease financing                  250        584        420        560        533
------------------------  -------------------------------------------------------
 Total recoveries of
  loans previously
  charged-off                   5,016      3,976      4,039      2,944      2,823
------------------------  -------------------------------------------------------
Net charge-offs               (14,667)    (8,490)    (7,610)    (9,855)    (7,515)
Provision charged to
 operations                    16,456     16,921     10,710     17,013     14,134
Allowance related to
 credit card receivables
 and loans sold                    --         --         --         --       (403)
Allowance related to
 acquired financial
 institutions                  82,228      2,044      2,725        625        288
------------------------  -------------------------------------------------------
Balance at end of year    $   143,614     59,597     49,122     43,297     35,514
------------------------  -------------------------------------------------------
Loans outstanding at end
 of year                  $11,008,419  3,985,789  3,197,673  2,608,967  2,347,973
Ratio of allowance for
 loan losses to loans
 outstanding at end of
 year                            1.30%      1.50       1.54       1.66       1.51
Average loans
 outstanding              $ 7,427,320  3,489,625  3,040,662  2,513,327  2,130,810
Ratio of net charge-offs
 of loans to average
 loans                            .20%       .24        .26        .39        .35
Ratio of recoveries to
 charge-offs                    25.48      31.89      34.67      23.00      27.31

   Commercial, residential construction, small business and consumer loans not reviewed for impairment under SFAS 114, or not considered impaired after an SFAS 114 review, are considered on a portfolio basis as the second factor in the evaluation process. These loans are evaluated as pools of loans based on payment status for the consumer portfolio and an internal credit risk grading system for commercial and small business loans. An allowance is calculated for each consumer loan pool using loss factors based on a monthly analysis of de-linquency trends and historical loss experience. Loss factors for the commer-cial and small business loan pools are based on average historical yearly loss experience. Various credit quality trends (i.e., internal grading changes, de-linquencies, charge-offs, non-accruals, and criticized/classified assets), which may impact portfolio performance, are also considered in determining the loss factors for each loan pool.

   The third factor in the evaluation process is the unallocated allowance which considers factors including industry, borrower or collateral concentra-tions; changes in lending policies and underwriting; current loan volumes; ex-perience of our lending staff; current general economic data and conditions; fraud risk; and risk inherent in the loss estimation process for pools of loans.

   Our quarterly evaluation process provides for self-correction through peri-odic adjustment of loss factors based on actual experience if unanticipated events are encountered within an individual or group of credits.

   Management believes that the reserve for loan losses is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regu-latory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

   Table 15 presents an allocation of the allowance for loan losses as of the end of the previous five years.

T A B L E 15
                  Allocation of the Allowance for Loan Losses

                                                               As of December 31
                         ----------------------------------------------------------------------------------------------
                                2000               1999               1998               1997               1996
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                     % of               % of               % of               % of               % of
                         Amount of  Loans   Amount of  Loans   Amount of  Loans   Amount of  Loans   Amount of  Loans
                         Allowance in Each  Allowance in Each  Allowance in Each  Allowance in Each  Allowance in Each
In Thousands             Allocated Category Allocated Category Allocated Category Allocated Category Allocated Category
-----------------------  -------------------------------------------------------------------------------------------
Commercial, financial
 and agricultural        $ 33,866    11.1%    7,471     17.3     4,675     18.0     1,934     19.2     1,176     20.0
Real estate --
  construction             15,410    17.3     1,640      7.1     1,017      8.1       579      9.0       408      7.0
Real estate -- mortgage    20,183    54.1    15,324     40.8    11,366     36.0     7,223     30.8     5,539     26.0
Consumer                   22,086    15.7    10,739     34.0     8,227     37.0     5,056     40.0     6,017     46.0
Revolving credit            4,280      .5        --       --        --       --        --       --        --       --
Lease financing             1,011     1.3     1,492       .8     1,374       .9     2,634      1.0     2,024      1.0
Unallocated portion of
 allowance                 46,778      --    22,931       --    22,463       --    25,871       --    20,350       --
-----------------------  -------------------------------------------------------------------------------------------
 Total                   $143,614   100.0%   59,597    100.0    49,122    100.0    43,297    100.0    35,514    100.0
-----------------------------------------------------------------------------------------------------------------------

   The allocated portion related to the commercial segment increased from $4.7 million in 1998 to $7.5 million in 1999 primarily due to downgrading of a large customer loan, deterioration in a portion of the aircraft lending sector and an increase in accruing loans 90 days or more past due.

   The increase in the allocated loss reserves for real estate -- mortgage, from $11.4 million in 1998 to $15.3 million in 1999, relates primarily to growth of approximately $165 million in the portfolio of higher loan-to-value products and an increase in risk, as evidenced by increases in net charge-offs on these products and an increase in accruing loans 90 days or more past due.

   The allocation for loan losses in the consumer loan segment increased from $8.3 million in 1998 to $10.7 million in 1999, due to continued growth in the indirect automobile portfolio. The loss ratios associated with this sector have been higher than the remainder of the consumer loan portfolio.

   The unallocated allowance increased slightly from $22.5 million in 1998 to $22.9 million at December 31, 1999, as there were no significant changes in the factors considered in assessing the unallocated allowance.

   In discussing the changes in the allocation of the allowance for loan losses between 1999 and 2000, the CCB merger on July 5, 2000, makes the year to year analysis somewhat more complex. As mentioned previously, the CCB loan portfolio comprises approximately 62% of the total loan portfolio at December 31, 2000; accordingly, the allocated portion of the reserve for loan losses related to all loan categories increased significantly from 1999 to 2000.

   Without regard to the CCB transaction, the amount allocated to commercial, financial and agricultural loans increased from $7.5 million in 1999 to $17.4 million in 2000. This increase was due to the ongoing systematic loan review processes, which required several credits to be downgraded, which in turn re-quired an additional amount of allocated reserve for loan losses.

   In the NCFC stand alone real estate -- mortgage portfolio the allocation in-creased from $15.3 million in 1999 to $17.2 million in 2000, mainly due to loan growth and increases in delinquencies related to the higher loan-to-value prod-ucts.

   NCFC's losses in the consumer loan portfolio have primarily been in the in-direct automobile segment, which represented 67% of the net charge-offs in this portfolio in 1999. Due to the departure from its relationship with State Farm, a significant indirect automobile loan provider and a general tightening of the underwriting guidelines in the remaining portion of this segment, the 2000 net charge-offs from indirect automobile loans dropped to 56% of consumer net charge-offs. As a result of this change, accompanied by the runoff of the State Farm portfolio, the allocation for consumer loans dropped from $10.7 million in 1999 to $8.3 million in 2000.

   The overall approach and methodology used in establishing the allowance for loan losses for CCB was substantially the same as that used by NCFC during the period.

   CCB's commercial, financial and agricultural portfolio carries an allocated allowance for loan losses of 3.1% compared to 2.5% for NCFC, reflecting a higher level of risk assets and a higher net charge-off ratio.

   The real estate -- construction portfolio has historically experienced a low level of net charge-offs at both NCFC and CCB. The change in the allocation of loan losses between 1999 and 2000 is due almost exclusively to the significant real estate--construction portfolio of CCB, which is approximately six times the size of NCFC's portfolio. CCB's real estate--construction portfolio carries a slightly higher allowance allocation (.9% of loans vs. .6%) due to the addi-tional risk associated with the concentration of real estate lending in CCB's North Carolina and South Carolina markets.

   The real estate -- mortgage allocation of $20.2 million at December 31, 2000 includes $3.0 million related to the CCB portfolio. As a percentage of total loans, the CCB allowance allocation at .1% is lower than NCFC's historical al-location of .9% due to differences in product type between the entities and a significantly lower historical loss rate at CCB.

   As a result of the CCB merger, the consumer allocation increased by $13.8 million, to $22.1 million at December 31, 2000. As a percentage of total loans, the CCB allowance allocation at 2.8% of loans is higher than historical NCFC's allocation of .7% due primarily to a relatively greater amount of credit risk associated with the CCB consumer portfolio. The increased credit risk is evi-dent in the higher percentage of accruing loans 90 days or more past due in CCB's portfolio. In addition, CCB's consumer net charge-off ratio has histori-cally been almost 1.5 times NCFC's net charge-off ratio.

   In addition to its consumer portfolio, CCB has a small revolving credit portfolio, primarily comprised of unsecured overdraft protection credit lines, which have a high historical loss rate relative to other consumer loans and carry a reserve allocation of 7.3% of loans outstanding at December 31, 2000.

   The unallocated reserve increased by $23.9 million in 2000 from $22.9 mil-lion at December 31, 1999 to $46.8 million at December 31, 2000 (including the addition of CCB's unallocated reserve). The net increase of $23.9 million can be broken down into an increase of $29.0 million, which was CCB's unallocated reserve at the date the merger was consummated, and a decrease in the provision for loan losses of $5.1 million. The reduction in provision related to the un-allocated reserve reflects the improved net charge-off profile and portfolio mix following the CCB merger as discussed previously, and results in an unallo-cated reserve component of .42% of total loans at December 31, 2000 as compared to .58% for NCFC at December 31, 1999, prior to the merger. Additional factors in the reduction include a decision during 2000 to withdraw from a correspon-dent residential construction lending program, allowing the company to begin the process of liquidating a higher risk portfolio, and a determination by man-agement that a drought in the region was less detrimental to agricultural re-lated customers than originally anticipated.

   Although the allocation of the allowance is an important management process, no portion of the allowance is restricted to any individual or group of loans; rather the entire allowance is available to absorb losses for the entire loan portfolio.

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

   Net cash provided by operating activities and deposits from customers have been our primary sources of liquidity. Correspondent relationships are main-tained with several larger banks enabling the Subsidiary Banks to purchase fed-eral funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and the Subsidiary Banks' lines of credit main-tained with the FHLB. These lines of credit are secured by blanket collateral agreements on the Subsidiary Banks' mortgage loan portfolios and certain other loans and securities.

   Certificates of deposit in denominations of $100,000 or more are an addi-tional source of liquidity. At December 31, 2000, these accounts totaled $2 billion compared to $1.3 billion at December 31, 1999. During 2000, the maximum month-end balance for certificates of deposit in amounts of $100,000 or more was $2.2 billion. The following is a remaining maturity schedule of these de-posits at December 31, 2000 (in thousands):

                                    Over 3   Over 6
                          3 Months Through   Through   Over
                          or Less  6 Months 12 Months 1 Year   Total
                          ---------------------------------------------
      Jumbo and brokered
       deposits           $929,424 217,812   809,803  49,702 $2,006,741

   Maturities of securities held for investment and sales and maturities of se-curities categorized as available for sale are other sources of liquidity. Se-curities with carrying values of $734 million mature in 2001. Securities cate-gorized as available for sale are considered in our asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

   The Parent Company's liquidity is provided though cash dividends from the Subsidiary Banks and its other non-bank subsidiaries as well as its capacity to raise additional borrowed funds as needed.

   In addition to ensuring adequate liquidity, we are concerned with managing interest-sensitivity so as to avoid significant net interest margin fluctua-tions while promoting consistent net income increases during periods of chang-ing interest rates. Interest sensitivity is our primary market risk and is de-fined as the risk of economic loss resulting from adverse changes in interest rates. This risk of loss can be reflected in reduced potential net interest in-come in future periods. NCFC's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant use or decline in interest rates may adversely impact net interest income. Responsibility for both liquidity and interest-sensitivity management rests with the Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while mini-mizing the risk associated with changes in interest rates.

   Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more interest rate sensitive than fixed-rate securities and loans. Similarly, time deposits of $100,000 and over and money market accounts are much more interest rate sensitive than savings accounts. The shorter term interest rate sensitivi-ties are the key to measurement of the interest sensitivity gap, or difference between interest-sensitive earning assets and interest-sensitive liabilities. Trying to minimize this gap is a continual challenge in a changing interest rate environment and one of the objectives of the ALCO. ALCO uses Gap Analysis to determine and monitor the appropriate balance between interest-sensitive as-sets and interest-sensitive liabilities.

   Gap Analysis measures the interest-sensitivity of assets and liabilities at a given point in time. The interest-sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15% of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest-sensitivity position at December 31, 2000 is presented in Table
16. At December 31, 2000, we had a cumulative "negative gap" (interest-sensi-tive liabilities and interest rate swaps exceed interest-sensitive assets) of $972.7 million or 6.24% of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities and interest rate swaps was .86x.

T A B L E 16
                         Interest-Sensitivity Analysis

                                            As of December 31, 2000 (1)
                          --------------------------------------------------------------------
                                                  6 Months                Beyond
                           30 Days     6 Months   to 1 Year    Total      1 Year
In Thousands              Sensitive   Sensitive   Sensitive  Sensitive   Sensitive    Total
------------------------  --------------------------------------------------------------------
Earning assets:
Time deposits in other
 banks                    $   32,183          --         --      32,183         --      32,183
Federal funds sold and
 other short-term
 investments                  52,572          --         --      52,572         --      52,572
Investment securities
 (2)                         481,574     403,237    266,767   1,151,578  3,228,318   4,379,896
Trading securities            74,417          --         --      74,417         --      74,417
Loans                      2,975,931     865,127    834,247   4,675,305  6,333,114  11,008,419
------------------------  --------------------------------------------------------------------
 Total earning assets      3,616,677   1,268,364  1,101,014   5,986,055  9,561,432  15,547,487
------------------------  --------------------------------------------------------------------
Interest-bearing
 liabilities:
Savings deposits           1,769,202     129,170    155,004   2,053,376  2,420,738   4,474,114
Time deposits              1,303,158   1,961,355  1,406,260   4,670,773  1,468,566   6,139,339
Short-term borrowed
 funds                     1,000,176     148,044     64,683   1,212,903         --   1,212,903
Federal Home Loan Bank
 advances                    182,809     252,787     46,198     481,793  1,167,261   1,649,055
Long-term debt                    --          --         --          --     39,379      39,379
------------------------  --------------------------------------------------------------------
 Total interest-bearing
  liabilities              4,255,345   2,491,356  1,672,145   8,418,845  5,095,643  13,514,790
------------------------  --------------------------------------------------------------------
Interest rate swaps (3):
Pay fixed/receive
 floating (4)             (1,500,000)         --         --  (1,500,000) 1,500,000          --
Pay floating/receive
 fixed                       125,000          --    (75,000)     50,000    (50,000)         --
------------------------  --------------------------------------------------------------------
 Total interest rate
  swaps                   (1,375,000)         --    (75,000) (1,450,000) 1,450,000          --
----------------------------------------------------------------------------------------------
Interest-sensitivity gap  $  736,332  (1,222,992)  (496,131)   (972,687)
-----------------------------------------------------------------------
Cumulative gap            $  736,332    (486,668)  (982,791)
-----------------------------------------------------------
Cumulative ratio of
 interest-sensitive
 assets to interest-
 sensitive liabilities
 and interest rate swaps        1.26x        .91        .86
-----------------------------------------------------------
Cumulative gap to total
 earning assets                 4.74%      (3.13)     (6.32)
-----------------------------------------------------------

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $38.4 million for available for sale securities is not included.
(3) Does not include $100 million of basis swaps that pay floating/receive floating.
(4) These positions were closed subsequent to December 31, 2000, and were replaced with $500 million of pay fixed/receive floating swaps that mature in 3 to 6 months.

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

   NCFC utilizes derivative financial instruments to manage interest rate sen-sitivity by modifying the repricing or maturity of assets or liabilities. As of December 31, 2000, we had derivative financial instruments in the form of interest rate swaps with notional principal of $1.7 billion. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest pay-ments between the counterparties. Net interest received or paid on an interest rate swap agreement is recognized over the life of the contract as an adjust-ment to interest income (expense) of the modified or "hedged" financial asset or liability.

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

   Table 17 provides information about our financial instruments (used for purposes other than trading) that are sensitive to changes in interest rates as of December 31, 2000. Prior to the 2000 acquisitions, exposure to interest rate risk was managed by each of the previously separate companies. Each company used separate risk man-agement models and assumptions in accordance their unique risk profile. Accord-ingly, prior period amounts are not presented as such amounts were based on the risk profiles of the previously separate entities and are not comparable to current period amounts. Table 17 presents principal cash flow and related weighted average interest rates by contractual maturities for loans, securities and liabilities with contractual maturities. We included assumptions of the im-pact of interest rate fluctuations on prepayment of residential and home equity loans and mortgage-backed securities based on our historical experience. For core deposits that have no contractual maturity, the principal cash flows and related weighted average interest rates presented are based upon our historical experience, management's judgment and statistical analysis, as applicable, con-cerning their most likely withdrawal behaviors. Weighted average variable rates are based on the implied forward rates in the yield curve at December 31, 2000.

   With the current environment, ensuring adequate liquidity is more of a chal-lenge now than it has been historically but management believes it has adequate resources available. Management will continue to monitor our interest-sensitiv-ity position with the goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.

T A B L E 17
                            Market Risk Disclosure

                                         Principal Amount Maturing in                            Approximate Fair
                          -----------------------------------------------------------                Value at
In Thousands                 2001       2002      2003      2004     2005   Thereafter   Total   December 31, 2000
------------------------  --------------------------------------------------------------------------------
Rate Sensitive Assets:
Fixed interest rate
 loans                    $1,428,236  1,141,614 1,288,610 1,145,083 712,263 1,530,809  7,246,615     7,192,000
 Average interest rate          8.74%      8.71      8.50      8.22    8.88      8.02       8.47
Variable interest rate
 loans                    $  895,746    331,167   285,756   229,402 283,500 1,736,233  3,761,804     3,762,000
 Average interest rate          9.08%      8.88      8.83      8.93    8.87      8.73       8.86
Fixed interest rate
 securities               $  716,890    360,931   316,757   224,933 210,762 2,115,809  3,946,082     3,914,000
 Average interest rate          7.25%      7.14      7.32      7.28    7.30      6.77       6.99
Variable interest rate
 securities               $   17,000     17,200    20,487    17,000  21,960   378,592    472,239       472,000
 Average interest rate          6.55%      6.57      6.83      6.55    6.92      7.03       6.97
Rate Sensitive
 Liabilities:
Non-interest-bearing
 deposits                 $  792,481    143,425   143,424   143,424 143,424        --  1,366,178     1,366,000
 Average interest rate            --         --        --        --      --        --         --
Savings and NOW accounts  $1,035,012    859,775   859,776   859,775 859,776        --  4,474,117     4,474,000
 Average interest rate          3.54%      3.40      3.40      3.40    3.40        --       3.43
Time deposits             $4,670,135  1,301,887    68,405    31,570  24,180    43,159  6,139,336     6,295,000
 Average interest rate          6.28%      6.56      5.79      5.53    6.61      6.65       6.33
Fixed interest rate
 borrowings               $  982,724     47,837    69,031     1,497     369   372,084  1,473,542     1,483,000
 Average interest rate          6.47%      6.10      6.23      4.92    4.40      5.18       6.12
Variable interest rate
 borrowings               $1,371,501         --        --        --      --    56,294  1,427,795     1,428,000
 Average interest rate          5.93%        --        --        --      --      7.49       5.99
Rate Sensitive
 Derivative
 Financial Instruments:
Pay fixed/receive
 variable interest rate
 swaps                    $1,500,000
 Average pay rate               5.74%
 Average receive rate           6.74
Pay variable/receive
 fixed interest rate
 swaps                    $  125,000
 Average pay rate               6.57%
 Average receive rate           7.14
Pay variable/receive
 variable interest rate
 swaps                    $  100,000
 Average pay rate               5.96%
 Average receive rate           5.70

Other Accounting Matters

   In October of 2000, the Financial Accounting Standards Board issued State-ment No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 140 replaces Statement 125, changing certain provisions of that statement which could have a significant impact on companies that engage in securitization transactions. Statement 140 is effec-tive for transfers occurring after March 31, 2001. Expanded disclosures about securitizations and collateral are effective for fiscal years ending after De-cember 15, 2000. Because NCFC is not currently engaged in securitization ac-tivities, the adoption of this standard in 2001 is not expected to have a ma-terial effect on the company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Liquidity and Interest Sensitivity" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further informa-tion about market risk.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K/A on the pages indicated:
National Commerce Financial Corporation and Subsidiaries:
 Consolidated Balance Sheets at December 31, 2000 and 1999................   32
 Consolidated Statements of Income for each of the years in the three-year
  period ended December 31, 2000..........................................   33
 Consolidated Statements of Stockholders' Equity for each of the years in
  the three-year period ended December 31, 2000...........................   34
 Consolidated Statements of Cash Flows for each of the years in the three-
  year period ended December 31, 2000.....................................   35
 Notes to Consolidated Financial Statements...............................   36
(b) The following supplementary data is set forth in this Annual Report on
    Form 10-K/A on the page indicated: Quarterly Financial Data...........   57
Report of Management Regarding Responsibility for Financial Statements....   60
Report of Independent Auditors............................................   61

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                             (Restated)
                                                          As of December 31
                                                        ---------------------
In Thousands Except Share Data                             2000       1999
------------------------------------------------------  ---------------------
Assets:
Cash and due from banks                                 $   446,712   179,082
Time deposits in other banks                                 32,183    21,156
Federal funds sold and other short-term investments          52,572    61,058
Investment securities:
 Available for sale (amortized cost of $2,363,010 and
  $560,761)                                               2,401,526   553,928
 Held to maturity (market values of $1,984,700 and
  $1,667,583)                                             2,016,795 1,759,383
Trading account securities                                   74,417    30,294
Loans                                                    11,008,419 3,985,789
 Less allowance for loan losses                             143,614    59,597
------------------------------------------------------  ---------------------
 Net loans                                               10,864,805 3,926,192
------------------------------------------------------  ---------------------
Premises and equipment                                      204,903    47,830
Goodwill                                                    934,467    96,214
Core deposit intangibles                                    287,707    26,298
Other assets                                                429,705   212,351
------------------------------------------------------  ---------------------
 Total assets                                           $17,745,792 6,913,786
------------------------------------------------------------------------------
Liabilities:
Deposits:
 Demand (non-interest-bearing)                          $ 1,366,178   454,146
 Savings, NOW and money market accounts                   4,474,114 1,707,464
 Jumbo and brokered certificates of deposit               2,006,741 1,337,068
 Time deposits                                            4,132,598   997,222
------------------------------------------------------  ---------------------
 Total deposits                                          11,979,631 4,495,900
Short-term borrowed funds                                 1,212,903   883,038
Federal Home Loan Bank advances                           1,649,055   714,335
Long-term debt                                               39,379     6,372
Other liabilities                                           450,064   114,991
------------------------------------------------------  ---------------------
 Total liabilities                                       15,331,032 6,214,636
------------------------------------------------------  ---------------------
Capital trust pass-through securities                        49,922    49,909
Stockholders' equity:
Serial preferred stock. Authorized 10,000,000 shares;
 none issued                                                     --        --
Common stock of $2 par value. Authorized 400,000,000
 shares; 205,246,098 and 108,223,286 shares issued and
 outstanding in 2000 and 1999, respectively                 410,492   216,446
Additional paid-in capital                                1,765,723   240,208
Retained earnings                                           165,829   196,755
Accumulated other comprehensive income (loss)                22,794    (4,168)
------------------------------------------------------  ---------------------
 Total stockholders' equity                               2,364,838   649,241
------------------------------------------------------  ---------------------
 Total liabilities and stockholders' equity             $17,745,792 6,913,786
------------------------------------------------------------------------------

Commitments and contingencies (note 17)

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                          (Restated)
                                                   Years Ended December 31
                                                   -------------------------
In Thousands Except Per Share Data                   2000    1999     1998
-------------------------------------------------- -------------------------
Interest income:
Interest and fees on loans                         $688,304 301,063  257,478
Interest and dividends on investment securities:
 U.S. Treasury                                        4,168   2,049    3,231
 U.S. Government agencies and corporations          169,300  97,521   90,320
 States and political subdivisions (primarily tax-
  exempt)                                             8,398   7,485    7,714
 Equity and other securities                         54,903  39,746   14,228
Interest and dividends on trading account
 securities                                           2,437   2,282    3,073
Interest on time deposits in other banks              1,597     951       --
Interest on federal funds sold and other short-
 term investments                                     8,869   4,877    3,686
-------------------------------------------------- -------------------------
 Total interest income                              937,976 455,974  379,730
-------------------------------------------------- -------------------------
Interest expense:
Deposits                                            364,433 153,120  132,889
Short-term borrowed funds                            69,577  31,177   22,743
Federal Home Loan Bank advances                      77,913  41,432   27,885
Long-term debt                                        1,480     369    6,135
-------------------------------------------------- -------------------------
 Total interest expense                             513,403 226,098  189,652
-------------------------------------------------- -------------------------
Net interest income                                 424,573 229,876  190,078
Provision for loan losses                            16,456  16,921   10,710
-------------------------------------------------- -------------------------
Net interest income after provision for loan
 losses                                             408,117 212,955  179,368
-------------------------------------------------- -------------------------
Other income:
Service charges on deposit accounts                  68,766  21,020   18,497
Trust and custodian fees                             32,964   8,100    9,395
Other service charges and fees                       29,919  20,024   17,939
Broker/dealer revenue and other commissions          28,816  18,092   20,441
Other operating                                      24,517  23,086   17,316
Investment securities gains (losses)                  4,509  (3,095)    (804)
-------------------------------------------------- -------------------------
 Total other income                                 189,491  87,227   82,784
-------------------------------------------------- -------------------------
Other expenses:
Personnel                                           160,136  82,927   71,979
Net occupancy                                        27,251  13,800   11,883
Equipment                                            17,367   7,050    5,473
Losses (gains) on interest rate swaps                77,227  (1,499)      --
Merger-related expense                               70,657      --       --
Goodwill amortization                                26,884   3,479    1,043
Core deposit intangibles amortization                34,536   3,977    1,880
Other operating                                     103,640  50,608   50,458
-------------------------------------------------- -------------------------
 Total other expenses                               517,698 160,342  142,716
-------------------------------------------------- -------------------------
Income before income taxes                           79,910 139,840  119,436
Income taxes                                         34,600  47,208   40,569
-------------------------------------------------- -------------------------
Net income                                         $ 45,310  92,632   78,867
-----------------------------------------------------------------------------
Earnings per common share:
 Basic                                             $    .29     .88      .79
 Diluted                                                .28     .87      .77
Weighted average shares outstanding:
 Basic                                              157,387 104,947   99,678
 Diluted                                            159,254 106,807  101,984

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                   (Restated)
                 Years Ended December 31, 2000, 1999, and 1998

                                                                        Accumulated
                                                 Additional                Other         Total
In Thousands Except        Number of    Common    Paid-In    Retained  Comprehensive Stockholders'
Share and Per Share Data    Shares      Stock     Capital    Earnings  Income (Loss)    Equity
------------------------  --------------------------------------------------------------------
Balance December 31,
 1997                      48,851,987    97,704     52,523   196,025       2,250         348,502
Net income                         --        --         --    78,867          --          78,867
Other comprehensive
 loss --
 Unrealized loss on
  securities, net of
  deferred tax benefit
  of $588 and
  reclassification
  adjustment                       --        --         --        --        (852)           (852)
                                                                                       ---------
 Total comprehensive
  income                                                                                  78,015
Stock options exercised,
 net of shares tendered       943,427     1,887      8,400        --          --          10,287
Purchase and retirement
 of shares                 (1,236,030)   (2,472)   (31,464)       --          --         (33,936)
Two for one stock split
 effected in the form of
 a dividend                49,764,186    99,528         --   (99,528)         --              --
Common stock issued for
 acquisitions               3,075,929     6,151     71,876        --          --          78,027
Other transactions, net        43,300        87        503        --          --             590
Cash dividends ($.32 per
 share)                            --        --         --   (31,532)         --         (31,532)
------------------------  --------------------------------------------------------------------
Balance December 31,
 1998                     101,442,799   202,885    101,838   143,832       1,398         449,953
Net income                         --        --         --    92,632          --          92,632
Other comprehensive
 loss --
 Unrealized loss on
  securities, net of
  deferred tax benefit
  of $3,546 and
  reclassification
  adjustment                       --        --         --        --      (5,566)         (5,566)
                                                                                       ---------
 Total comprehensive
  income                                                                                  87,066
Stock options exercised,
 net of shares tendered     1,063,472     2,127      9,725        --          --          11,852
Stock offering              3,564,529     7,129     73,119        --          --          80,248
Purchase and retirement
 of shares                 (1,051,500)   (2,103)   (20,822)       --          --         (22,925)
Common stock issued for
 acquisitions               3,085,486     6,171     75,462        --          --          81,633
Other transactions, net       118,500       237        886       (12)         --           1,111
Cash dividends ($.375
 per share)                        --        --         --   (39,697)         --         (39,697)
------------------------  --------------------------------------------------------------------
Balance December 31,
 1999                     108,223,286   216,446    240,208   196,755      (4,168)        649,241
Net income                         --        --         --    45,310          --          45,310
Other comprehensive
 gain --
 Unrealized gain on
  securities, net of
  deferred tax expense
  of $18,387 and
  reclassification
  adjustment                       --        --         --        --      26,962          26,962
                                                                                       ---------
 Total comprehensive
  income                                                                                  72,272
Restricted stock
 transactions, net            434,415       869        807        --          --           1,676
Stock options exercised,
 net of shares tendered     1,192,298     2,385     11,213        --          --          13,598
Common stock issued in
 acquisitions              97,342,874   194,686  1,546,339        --          --       1,741,025
Purchase and retirement
 of shares                 (1,724,805)   (3,450)   (28,558)       --          --         (32,008)
Other transactions, net      (221,970)     (444)    (4,286)       --          --          (4,730)
Cash dividends ($.48 per
 share)                            --        --         --   (76,236)         --         (76,236)
------------------------  --------------------------------------------------------------------
Balance December 31,
 2000                     205,246,098  $410,492  1,765,723   165,829      22,794       2,364,838
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                       (Restated)
                                                 Years Ended December 31
                                              -------------------------------
In Thousands                                     2000        1999      1998
--------------------------------------------- -------------------------------
Operating activities:
Net income                                    $    45,310    92,632    78,867
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation, amortization and accretion,
  net                                             (13,692)   17,169     7,095
 Provision for loan losses                         16,456    16,921    10,710
 Net loss (gain) on sales of investment
  securities                                       (4,509)    3,095       804
 Net loss (gain) on interest rate swaps            77,227    (1,499)      --
 Deferred income taxes                             27,051    (4,778)   (3,036)
 Changes in:
 Trading account securities                       (44,123)   32,443    43,667
 Other assets                                      17,759   (48,376)   (7,052)
 Other liabilities                                 31,332    28,229    11,203
 Other operating activities, net                   (2,517)    3,771     1,652
--------------------------------------------- -------------------------------
 Net cash provided by operating activities        150,294   139,607   143,910
--------------------------------------------- -------------------------------
Investing activities:
Proceeds from:
 Maturities and issuer calls of investment
  securities held to maturity                     151,243    72,370   617,791
 Sales of investment securities available for
  sale                                          1,449,337   265,466   223,463
 Maturities and issuer calls of investment
  securities available for sale                   123,153   130,349   530,760
Purchases of:
 Investment securities held to maturity          (334,518) (454,651) (781,312)
 Investment securities available for sale      (1,631,343) (194,328) (983,922)
 Premises and equipment                           (23,927)  (12,037)  (11,977)
Net originations of loans                        (539,862) (596,660) (415,729)
Net cash acquired in acquisitions and
 dispositions                                     318,633     7,660    27,668
--------------------------------------------- -------------------------------
 Net cash used by investing activities           (487,284) (781,831) (793,258)
--------------------------------------------- -------------------------------
Financing activities:
Net increase in deposit accounts                  511,590   295,090   420,846
Net increase (decrease) in short-term
 borrowed funds                                   (25,900)  291,194   168,256
Net increase (decrease) in Federal Home Loan
 Bank advances                                    221,475   (18,239)  341,726
Repayments of long-term debt                          --        --   (154,056)
Issuances of common stock from exercise of
 stock options, net                                 8,498     4,888     2,401
Stock offering                                        --     80,248       --
Purchase and retirement of common stock           (32,008)  (22,925)  (33,936)
Other equity transactions, net                       (258)    1,111       --
Cash dividends paid                               (76,236)  (39,697)  (31,532)
--------------------------------------------- -------------------------------
 Net cash provided by financing activities        607,161   591,670   713,705
--------------------------------------------- -------------------------------
Net increase (decrease) in cash and cash
 equivalents                                      270,171   (50,554)   64,357
Cash and cash equivalents at beginning of
 year                                             261,296   311,850   247,493
--------------------------------------------- -------------------------------
Cash and cash equivalents at end of year      $   531,467   261,296   311,850
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Interest paid during the year                 $   503,514   237,412   192,208
Income taxes paid during the year             $    44,789    53,315    33,878

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

 Consolidation

   The consolidated financial statements include the accounts and results of operations of National Commerce Financial Corporation ("NCFC", formerly Na-tional Commerce Bancorporation) and its subsidiaries. NCFC is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCFC has two principal lines of business: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust and asset manage-ment, retail banking consulting and capital markets. NCFC's wholly-owned bank subsidiaries include Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce, ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCFC:
TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercan-tile Trust, First Mercantile Capital Management, Inc., USI Alliance, National Commerce Capital Trust I, Senior Housing Crime Prevention Foundation Investment Corporation, and Monroe Properties. Also included in the consolidated financial statements are the subsidiaries of CCB (CCB Investment and Insurance Service Corporation; CCBDE, Inc.; Salem Trust Company; Salem Advisors, Inc.; Sprunt In-surance, LTD., Finance South, Inc. and Corcoran Holdings, Inc. and its subsidi-ary, Watts Properties, Inc.) and NBC (National Commerce Bank Services, Inc. and its wholly-owned subsidiary, BankersMart; NBC Insurance Services, Inc.; Kenesaw Leasing Inc.; J & S Leasing, Inc.; and National Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Company. Additionally, NBC owns 80% of NBC Capital Markets Group, Inc. ("Capital Markets")). All sig-nificant intercompany transactions and accounts are eliminated in consolida-tion. NCFC operates as two business segments.

   The Subsidiary Banks provide a full range of banking services to individual and corporate customers through their branch networks based in Tennessee, Mis-sissippi, Arkansas, Georgia, North Carolina, South Carolina, Virginia and West Virginia. Neither NCFC nor its Subsidiary Banks have active foreign operations. NCFC believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonper-formance would materially affect NCFC's results. Products and services offered to customers include traditional banking services such as accepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal and state agencies and undergo periodic examina-tions by those regulatory agencies.

 Financial Statement Presentation

   In preparing the financial statements in conformity with accounting princi-ples generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those esti-mates.

   Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

   For purposes of the Statements of Cash Flows, NCFC considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.

 Investment Securities

   Securities available for sale are carried at market. Unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders' equity. Debt securities that NCFC has the positive intent and ability to hold to maturity are classified as held for maturity and reported at amortized cost. Trading account securities consist of securities inventories held for the purpose of brokerage activities and are carried at fair value with changes in fair value included in earnings. Broker/dealer revenue includes the effects of adjustments to market values. The adjusted cost of the specific se-curities sold is used to compute gains or losses on the sale of securities.

 Loan Portfolio

   The loan portfolio is comprised of the following: commercial, financial and agricultural; real estate-construction; real estate-mortgage; consumer, revolv-ing credit accounts and leases. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

   Interest income on loans is recorded on the accrual basis. Accrual of inter-est on loans (including impaired loans) is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of col-lection. Consumer and other retail loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is con-sidered doubtful.

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

 Allowance for Loan Losses

   The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. The allowance is maintained at a level considered adequate by management to provide for probable loan loss-es. The allowance is comprised of specific loan loss allocations, non-accrual loan and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists. The evaluation of the allowance is inherently subjective as it requires estimates that are sus-ceptible to significant revision as more information becomes available.

   While management uses the best information available on which to base esti-mates, future adjustments to the allowance may be necessary if economic condi-tions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency exam-iners periodically review the loan portfolio and may require the Subsidiary Banks to charge-off loans and/or increase the allowance for loan losses to re-flect their assessment of the collectibility of loans based on available infor-mation at the time of their examination.

   For all specifically reviewed loans for which it is probable that the Sub-sidiary Banks will be unable to collect all amounts due according to the terms of the loan agreement, the Subsidiary Banks determine a value at either the present value of expected cash flows discounted at the loan's effective inter-est rate, or if more practical, the market price or value of the collateral. If the resulting value of the impaired loan is less than the recorded balance, im-pairment is recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense.

 Derivatives and Hedging Activities

   NCFC records derivatives at fair value in "other assets" (or "other liabili-ties") on the Consolidated Balance Sheets depending on whether the fair value is an unrealized gain or loss. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the na-ture of the hedge, changes in fair value of the derivatives are either offset through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. NCFC's derivatives are interest rate swaps utilized to reduce interest rate sensitivity to whole-sale funding and to convert U.S. Treasury-based liabilities to prime rate-based liabilities. These contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income or interest expense of the related asset or lia-bility.

 Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the im-provements, whichever is shorter.

 Intangibles Arising from Acquisitions

   Intangible assets arising from acquisitions result from paying amounts in excess of fair value for businesses, core deposits and tangible assets ac-quired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base as-sumed. Goodwill is amortized on a straight-line basis over 20 years. Core de-posit intangibles are amortized over a period of up to 10 years using the sum of the quarters' digits method, an accelerated method.

   Unamortized intangibles are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. NCFC assesses the recoverability of these intangible assets by determining whether the unamortized balance can be recovered through the future operating cash flows of the acquired institution over the remaining life of the intangible. Impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting NCFC's average cost of funds.

 Comprehensive Income

   Comprehensive income is the change in NCFC's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income
(loss). "Other comprehensive income (loss)" for the three-year period ended De-cember 31, 2000 and "accumulated other comprehensive income (loss)" as of De-cember 31, 2000 and 1999 are comprised of unrealized gains and losses on cer-tain investments in debt and equity securities.

 Income Taxes

   The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt interest income. Deferred income taxes are provided when there is a difference between the periods items are reported for financial statement pur-poses and when they are reported for tax purposes and are recorded at the en-acted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Subsequent changes in tax rates will require adjustment to these assets and liabilities. Each subsidiary provides for income taxes based on its contribution to income tax expense (benefit) of the consolidated group.

 Incentive Plans

   NCFC has incentive plans covering certain officers of NCFC and its subsidi-aries. The market value of shares issued under the incentive plans are being charged to operating expense over periods of up to three years.

   Generally, NCFC grants stock options for a fixed number of shares to employ-ees with an exercise price equal to the fair value of the shares on the date of grant. NCFC has elected to account for these stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, the vesting period.

   An employer that continues to apply APB No. 25, which utilizes the intrinsic value accounting method rather than the "fair value based method" promulgated under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, must disclose certain pro forma information. Un-der the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. The required pro forma amounts reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, in-cluding tax effects, that would have been recognized in the income statement if the fair value based method had been used.

 Earnings Per Share

   Basic earnings per share ("EPS") excludes dilution and is computed by divid-ing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the po-tential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is com-puted by dividing income available to common shareholders by the weighted aver-age number of common shares outstanding plus dilutive stock options (as com-puted under the treasury stock method) assumed to have been exercised during the period.

 Fair Value of Financial Instruments

   The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly af-fected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of NCFC.

(2) Restatement

   As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, NCFC is restating the presenta-tion of 9 business combinations as purchases rather than as poolings of inter-ests as previously reported.

   As a result of the foregoing, NCFC's 1998, 1999, and 2000 consolidated fi-nancial statements have been restated. Management believes that the NCFC's consolidated financial statements, as restated, include all adjustments neces-sary for a fair presentation of NCFC's financial position as of December 31, 1999 and 2000, and its results of operations for each year in the three-year period ended December 31, 2000.

                          Consolidated Balance Sheets

                                              As of December 31
                             ------------------------------------------------
In Thousands Except Share
Data                                   2000                      1999
---------------------------  ------------------------------------------------
                                         As previously             As previously
                             As restated   reported    As restated   reported
                             ------------------------------------------------
Assets:
Cash and due from banks      $   446,712     446,712      179,082      482,050
Time deposits in other
 banks                            32,183      32,183       21,156       86,071
Federal funds sold and
 other short-term
 investments                      52,572      52,572       61,058       98,976
Investment securities          4,418,321   4,416,614    2,313,311    3,978,972
Trading account securities        74,417      74,417       30,294       30,294
Loans, net                    10,864,805  10,889,638    3,926,192    9,907,548
Premises and equipment           204,903     177,598       47,830      164,850
Other assets                   1,651,879     463,780      334,863      385,025
---------------------------  ------------------------------------------------
                             $17,745,792  16,553,514    6,913,786   15,133,786
---------------------------  ------------------------------------------------
Liabilities:
Deposits                     $11,979,631  11,982,283    4,495,900   11,322,404
Short-term borrowed funds      1,212,903   1,215,403      883,038    1,118,749
Federal Home Loan Bank
 advances                      1,649,055   1,657,115      714,335    1,128,822
Long-term debt                    39,379      39,357        6,372       39,363
Other liabilities                450,064     330,880      114,988      185,042
---------------------------  ------------------------------------------------
 Total liabilities            15,331,032  15,225,038    6,214,633   13,794,380
---------------------------  ------------------------------------------------
Capital trust pass-through
 securities                       49,922      49,922       49,909       49,909
Stockholders' equity:
Common stock                     410,492     410,492      216,447      413,416
Additional paid-in capital     1,765,723     112,617      240,209      127,595
Retained earnings                165,829     736,466      196,756      767,103
Other                                --          --           --          (945)
Accumulated other
 comprehensive income
 (loss)                           22,794      18,979       (4,168)     (17,672)
---------------------------  ------------------------------------------------
 Total stockholders' equity    2,364,838   1,278,554      649,244    1,289,497
---------------------------  ------------------------------------------------
 Total liabilities and
  stockholders' equity       $17,745,792  16,553,514    6,913,786   15,133,786
--------------------------------------------------------------------------------

                       Consolidated Statements of Income

                                                 Years Ended December 31
                      -----------------------------------------------------------------------
In Thousands Except
Per Share Data                  2000                      1999                      1998
--------------------  -----------------------------------------------------------------------
                                  As previously             As previously             As previously
                      As restated   reported    As restated   reported    As restated   reported
--------------------  -----------------------------------------------------------------------
Interest income        $937,976     1,250,478     255,974     1,077,639     379,730      990,865
Interest expense        513,403       664,737     226,098       498,687     189,652      459,985
--------------------  -----------------------------------------------------------------------
Net interest income     424,573       585,741     229,876       578,952     190,078      530,880
Provision for loan
 losses                  16,456        20,892      16,921        29,520      10,710       27,872
--------------------  -----------------------------------------------------------------------
Net interest income
 after provision for
 loan losses            408,117       564,849     212,955       549,432     179,368      503,008
Other income            189,491       247,545      87,227       238,570      82,784      200,543
Other expenses          517,698       627,897     160,342       399,049     142,716      386,332
--------------------  -----------------------------------------------------------------------
Income before income
 taxes                   79,910       184,497     139,840       388,953     119,436      317,219
Income taxes             34,600        67,023      47,208       131,799      40,569      111,442
--------------------  -----------------------------------------------------------------------
Net income               45,310       117,474      92,632       257,154      78,867      205,777
---------------------------------------------------------------------------------------------------
Earnings per common
 share:
 Basic                 $   0.29          0.57        0.88          1.25        0.79         1.00
 Diluted               $   0.28          0.57        0.87          1.23        0.77         0.98

(3) Acquisitions

   On July 26, 2000, NCFC completed its merger with First Mercantile Trust and First Mercantile Capital Management, Inc. (collectively, "First Mercantile"), a $7 million trust company based in Germantown, TN, in a transaction accounted for as a purchase. Under the terms of the agreement, First Mercantile share-holders received 1.7 million shares of stock for all of the First Mercantile stock outstanding. The approximate cost of the acquisition was $32.9 million, of which $28.4 million has been recorded as goodwill. Results of operations of First Mercantile have been included in NCFC's consolidated statements of in-come from the date of acquisition.

   On July 5, 2000, NCFC completed its merger with CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company based in Durham, North Caroli-na, in a transaction accounted for as a purchase. Under the terms of the agreement, CCBF shareholders received 2.45 shares of NCFC stock for each share of CCBF stock held. Approximately 93.8 million shares of NCFC common stock were issued in exchange for all of the CCBF common stock outstanding. The ap-proximate cost of the acquisition, including the fair value of stock options assumed and transaction costs, was $1.7 billion, of which $814.2 million has been recorded as goodwill. Results of operations of CCBF have been included in NCFC's consolidated statements of income from the date of acquisition.

   On April 11, 2000, NCFC completed its merger with Piedmont Bancorp, Inc. ("PBI"), a $151 million bank holding company based in Hillsborough, North Car-olina, in a transaction accounted for as a purchase. Under the terms of the agreements, PBI shareholders received .60499 shares of NCFC stock for each share of PBI stock held. Approximately 1.5 million shares of NCFC common stock were issued in exchange for all of the PBI common stock outstanding. The ap-proximate cost of the acquisition, including the fair value of stock options assumed and transaction costs, was $32.3 million, of which $12.7 million has been recorded as goodwill. Results of operations of PBI have been included in NCFC's consolidated statements of income from the date of acquisition.

   In March of 2000, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry, in a trans-action accounted for as a purchase. This transaction is not material to the consolidated financial statements.

   On December 31, 1999, TransPlatinum completed the cash acquisition of FleetOne, LLC. This transaction is not material to the consolidated financial statements.

   On August 20, 1999, NCFC completed its merger with Southeastern Mortgage of Tennessee, Inc. ("SMTI"), in a transaction accounted for as a purchase. This transaction is not material to the consolidated financial statements.

   On August 4, 1999, NCFC completed its merger with First Financial Corpora-tion of Mt. Juliet, Tennessee ("FFC"), a $277.7 million bank holding company, in a transaction accounted for as a purchase. Under the terms of the agree-ment, FFC shareholders received 2.8502 shares of NCFC stock for each share of FFC held. Approximately 2.9 million shares of NCFC stock were issued in ex-change for all of the FFC common stock outstanding. The approximate cost of the acquisition, including the fair value of stock options assumed and trans-action costs, was $77.1 million, of which $50.3 million has been recorded as goodwill. Results of operations of FFC have been included in NCFC's consoli-dated statements of income from the date of acquisition.

   During 1998, NCFC completed mergers with four financial institutions with combined assets of $312.6 million in transactions accounted for as purchases. Approximately 3.1 million shares of NCFC stock were issued in connection with these mergers. The approximate cost of these acquisitions was $78.0 million, of which $42.2 million has been recorded as goodwill. Results of operations of these acquired companies have been included in NCFC's consolidated statements of income from the dates of acquisition.

   The following unaudited proforma financial information presents the com-bined results of operations of NCFC, First Mercantile, PBI and CCBF as if those acquisitions had occurred as of January 1, 2000 and 1999, respectively. These proforma results give effect to certain adjustments, primarily amortiza-tion of goodwill and core deposit intangibles, and related tax effects. The proforma financial information does not necessarily reflect the results of op-erations that would have occurred had the mergers occurred as of these proforma dates. Proforma financial information relating to other acquisitions has not been provided, as the acquisitions are not considered material to NCFC's financial position or results of operations as of December 31, 2000.

In Thousands Except Per Share
Data                                  2000      1999
---------------------------------  --------------------
Total revenue                      $1,536,457 1,343,149
Net income                             48,335   171,515
Basic earnings per common share           .24       .84
Diluted earnings per common share         .23       .83
---------------------------------  --------------------

   In connection with the 2000 mergers discussed above, NCFC incurred merger and integration charges of $70,657,000. The components of the charges are shown below (in thousands):

                                                             2000
                                                            -------
        Merger and integration costs:
        Severance costs                                     $ 2,211
        Employee retention costs                                186
        Restricted stock acceleration                           759
        Change-in-control related costs                      30,891
        Other costs accrued                                   1,943
        --------------------------------------------------  -------
        Total personnel-related costs                        35,990
        Occupancy and equipment write-downs                   5,952
        Systems and other integration costs                  26,713
        Securities losses from balance sheet restructuring    2,002
        --------------------------------------------------  -------
        Total merger and integration costs                  $70,657
          ---------------------------------------------------------

   Personnel-related costs include accrued termination benefits for NCBC em-ployees in operational and support positions that management has elected to eliminate as a result of the CCBF merger integration plan. Of a total of 134 positions to be eliminated, 93 positions had been eliminated as of December 31, 2000. A total of $5.1 million of severance and employee retention costs for CCBF employees was included in the cost of the CCBF acquisition. Occupancy and equipment write-downs include impairment of assets and lease termination costs related to closed branches, plus redundant equipment resulting from in-tegration of technology platforms. Systems and other integration costs include incremental costs such as consultants and contract labor related to the con-version of systems, customer communications and employee benefits integration costs.

   The following summarizes activity within NCFC's merger accrual account dur-ing 2000 (in thousands):

        Balance at beginning of period          $     --
        Provision charged to operating expense    70,657
        Cash outlays                             (52,220)
        Non-cash write-downs                      (7,827)
        --------------------------------------  --------
        Balance at end of period                $ 10,610
          -----------------------------------------------

(4) Restrictions on Cash and Due from Banks

   The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at both December 31, 2000 and 1999, the Subsidiary Banks were required to maintain average reserve and clearing balances of $32,328,000 and $5,484,000, respectively.

(5) Investment Securities

   Investment securities with amortized costs of approximately $2,352,755,000 at December 31, 2000 and $1,914,616,000 at December 31, 1999 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into secu-rities available for sale and securities held to maturity.

   Unrealized gains and losses on certain investments in debt and equity secu-rities included in other comprehensive income (loss) for the years ended De-cember 31, 2000, 1999 and 1998 follows:

In Thousands                                           2000    1999    1998
----------------------------------------------------  ----------------------
Unrealized holding gains (losses) arising during the
 year                                                 $29,690 (7,438) (1,338)
Less reclassification adjustment for net realized
 gains (losses) net of tax                              2,728 (1,872)   (486)
----------------------------------------------------  ----------------------
Unrealized gains (losses) on securities, net of
 applicable income taxes                               26,962 (5,566)   (852)
-----------------------------------------------------------------------------

 Securities Available for Sale

   Securities available for sale are presented on the Consolidated Balance Sheets at their carrying value. The amortized cost and approximate carrying values of these securities at December 31, 2000 and 1999 were as follows:

                                         2000                               1999
                          --------------------------------------------------------------------
                          Amortized  Net Unrealized Carrying  Amortized Net Unrealized Carrying
In Thousands                 Cost    Gains (Losses)   Value     Cost    Gains (Losses)  Value
------------------------  --------------------------------------------------------------------
U.S. Treasury             $   54,580        715        55,295   28,523        (137)     28,386
U.S. Government agencies
 and corporations            528,460     12,411       540,871   78,706        (800)     77,906
Mortgage-backed
 securities                1,021,566     19,614     1,041,180  160,848      (3,130)    157,718
States and political
 subdivisions                111,222      2,609       113,831  122,076       1,440     123,516
Debt and equity
 securities                  647,182      3,167       650,349  170,608      (4,206)    166,402
------------------------  --------------------------------------------------------------------
 Total                    $2,363,010     38,516     2,401,526  560,761      (6,833)    553,928
-----------------------------------------------------------------------------------------------

   Equity securities include the Subsidiary Banks' required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $100,444,000 at Decem-ber 31, 2000 and $61,511,000 at December 31, 1999. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

   Following is a maturity schedule of securities available for sale at Decem-ber 31, 2000:

                                              Amortized  Carrying
        In Thousands                             Cost      Value
        ------------------------------------  --------------------
        Within 1 year                         $  119,458   120,464
        After 1 but within 5 years               100,397   105,111
        After 5 but within 10 years              455,350   465,404
        After 10 years                            19,057    19,018
        ------------------------------------  --------------------
         Subtotal                                694,262   709,997
        Mortgage-backed securities             1,021,566 1,041,180
        Debt and equity securities               647,182   650,349
        ------------------------------------  --------------------
         Total securities available for sale  $2,363,010 2,401,526
          --------------------------------------------------------

 Securities Held to Maturity

   The carrying values and approximate market values of securities held to ma-turity at December 31, 2000 and 1999 were as follows:

                                             2000                                      1999
                          ------------------------------------------------------------------------------------
                           Carrying  Unrealized Unrealized  Market   Carrying  Unrealized Unrealized  Market
In Thousands                Value      Gains      Losses     Value     Value     Gains      Losses     Value
------------------------  ------------------------------------------------------------------------------------
U.S. Government agencies
 and corporations         $1,130,663    1,774    (22,411)  1,110,026   676,419     --      (46,057)    630,362
Mortgage-backed
 securities                  303,619    1,795     (7,528)    297,886   645,690      4      (25,638)    620,056
States and political
 subdivisions                 75,702    1,434        (27)     77,109     5,292    146          (13)      5,425
Debt and equity
 securities                  506,811    5,573    (12,705)    499,679   431,982     --      (20,242)    411,740
------------------------  ------------------------------------------------------------------------------------
 Total                    $2,016,795   10,576    (42,671)  1,984,700 1,759,383    150      (91,950)  1,667,583
--------------------------------------------------------------------------------------------------------------

   Following is a maturity schedule of securities held to maturity at December 31, 2000:

                                             Carrying   Market
        In Thousands                          Value      Value
        ----------------------------------  --------------------
        Within 1 year                       $   50,163    50,158
        After 1 but within 5 years              20,159    20,299
        After 5 but within 10 years            741,924   735,951
        After 10 years                         394,119   380,727
        ----------------------------------  --------------------
         Subtotal                            1,206,365 1,187,135
        Mortgage-backed securities             303,619   297,886
        Debt and equity securities             506,811   499,679
        ----------------------------------  --------------------
         Total securities held to maturity  $2,016,795 1,984,700
          ------------------------------------------------------

   At December 31, 2000, the remaining net unrealized holding loss on securi-ties reclassified from available for sale to held to maturity was $2,052,000. Consistent with the requirements of SFAS No. 115, the difference between the amortized cost of the security and its fair value at the date of transfer is amortized as a yield adjustment in accordance with SFAS No. 91.

(6) Loans

   A summary of loans at December 31, 2000 and 1999 follows:

In Thousands                               2000       1999
--------------------------------------  ---------------------
Commercial, financial and agricultural  $ 1,223,032   689,945
Real estate-construction                  1,907,533   283,033
Real estate-mortgage                      5,959,114 1,625,374
Consumer                                  1,730,940 1,356,824
Revolving credit                             58,840       --
Lease financing                             145,883    33,405
--------------------------------------  ---------------------
 Total gross loans                       11,025,342 3,988,581
Less: Unearned income                        16,923     2,792
--------------------------------------  ---------------------
 Total loans                            $11,008,419 3,985,789
-------------------------------------------------------------

   Loans of $7,219,000 at December 31, 2000 were not accruing interest. Loans with outstanding balances of $4,569,000 in 2000 were transferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $5,652,000 and $271,000 at December 31, 2000 and 1999, respectively, and is included in "other assets" on the Consoli-dated Balance Sheets.

   Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diver-sified and there are no significant concentrations of credit risk.

   At December 31, 2000, impaired loans totaled $12,533,000, of which $6,003,000 were on non-accrual status, and their related allowance for loan losses totaled $3,574,000. The average carrying value of impaired loans was $6,267,000 during 2000 and gross interest income recognized on impaired loans totaled $351,000. There were no impaired loans at December 31, 1999.

   During 2000 and 1999, the Subsidiary Banks had loan and deposit relation-ships with NCFC's executive officers and directors and their associates. In the opinion of management, these loans do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 2000 (in thousands):

                               Beginning  New                Other    End of
                                of Year  Loans  Repayments Changes(1)  Year
                               --------- ------ ---------- ---------- -------
Directors, executive officers
 and associates                 $54,780  35,846  (21,540)    6,955    $76,041
-----------------------------------------------------------------------------

(1) Includes changes in makeup of directors, executive officers, and their associates resulting from the merger of NCFC with CCBF.

   As a result of the CCBF merger, NCFC began servicing loans in 2000. Loans serviced for the benefit of others totaled $817 million at December 31, 2000. Mortgage servicing fees totaled $1,540,000 in 2000. The carrying amount of mortgage servicing rights at December 31, 2000 was $7,688,000, net of amortiza-tion of $1,097,000 during 2000. These mortgage servicing rights are included in "other assets" on the Consolidated Balance Sheets. No valuation allowance for capitalized mortgage servicing rights was required at December 31, 2000.

   Certain real estate-mortgage loans are pledged as collateral for advances from the FHLB as set forth in Note 10.

(7) Allowance for Loan Losses

   Following is a summary of the allowance for loan losses:

In Thousands                                     2000     1999     1998
---------------------------------------------  --------------------------
Balance at beginning of year                   $ 59,597   49,122   43,297
Provision charged to operations                  16,456   16,921   10,710
Addition from acquired financial institutions    82,228    2,044    2,725
Recoveries of loans previously charged-off        5,016    3,976    4,039
Loan losses charged to allowance                (19,683) (12,466) (11,649)
---------------------------------------------  --------------------------
Balance at end of year                         $143,614   59,597   49,122
--------------------------------------------------------------------------

(8) Derivatives and Hedging Activities

   On April 1, 1999, NCFC adopted SFAS No. 133, Accounting For Derivative In-struments and Hedging Activities. The fair value of NCFC's derivative contracts at adoption was immaterial and has been included in "Gains and losses on inter-est rate swaps" on the Consolidated Statements of Income. Upon adoption, NCFC transferred held-to-maturity securities with a par value of approximately $302 million to the available for sale category as permitted upon adoption of SFAS No. 133.

   NCFC utilizes interest rate swap agreements to provide an exchange of inter-est payments computed on notional amounts that will offset any undesirable change in cash flows or fair value resulting from market rate changes on desig-nated hedged transactions or items. NCFC limits the credit risks of these in-struments by initiating the transactions with counterparties that have signifi-cant financial positions.

   Interest rate agreements designated as fair value hedges help manage expo-sure of outstanding fixed-rate, large time deposits (designated hedged item) to changes in fair value. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreement without exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the item specifically designated as being hedged at the start of the agreement. The related amount payable or re-ceivable from counterparties is included in "other assets" or "other liabili-ties" on the Consolidated Balance Sheet. The fair value of interest rate swaps designated as fair value hedges at December 31, 2000 and 1999 was $3,087,000 and ($850,000), respectively, and was included in "other assets" or "other lia-bilities" and other income or other expense as appropriate. The offset was a reduction to the carrying value of the designated large time deposits and other income. At December 31, 2000 and 1999, the notional amounts of interest rate agreements designated as fair value hedges were $125 million and $40 million, respectively.

   During 1999 and 2000, NCFC used interest rate agreements to modify the in-terest payment characteristics of its outstanding debt and large time deposits from a floating-rate to a fixed-rate basis. These agreements involve the re-ceipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. Dur-ing the rising interest rate environment experienced in the beginning of 2000, NCFC increased its position in these interest rate contracts that reduced its interest rate sensitivity to its wholesale funding. The fair values of these contracts, which did not qualify for hedge accounting treatment under SFAS No. 133, are included in "other assets" or "other liabilities" on the Consolidated Balance Sheet. When interest rates declined in the latter half of 2000, NCFC recognized unrealized losses on these contracts. Changes in the fair value of these contracts have been recorded in the Consolidated Statements of Income as "Gains / losses on interest rate swaps". The fair value of these contracts was ($77.2 million) and $1.5 million at December 31, 2000 and 1999, respectively, with corresponding notional amounts of $1.5 billion and $650 million.

(9) Premises and Equipment

   Following is a summary of premises and equipment:

                                       Accumulated
                                       Depreciation   Net
                                           And       Book
In Thousands                    Cost   Amortization  Value
----------------------------- -----------------------------
December 31, 2000:
Land                          $ 39,645        --     39,645
Buildings                       98,648     6,943     91,705
Leasehold improvements          40,043    14,909     25,134
Furniture and equipment         96,323    47,904     48,419
----------------------------- -----------------------------
 Total premises and equipment $274,659    69,756    204,903
-----------------------------------------------------------
December 31, 1999:
Land                          $  6,214        --      6,214
Buildings                       11,994     3,897      8,097
Leasehold improvements          25,779    11,537     14,242
Furniture and equipment         53,548    34,271     19,277
----------------------------- -----------------------------
 Total premises and equipment $ 97,535    49,705     47,830
-----------------------------------------------------------

(10) Time Deposits

   Maturities of time deposits for each of the years ending December 31 are as follows:

                               Total
        In Thousands         Maturities
        -------------------  ----------
        2001                 $4,660,264
        2002                  1,322,110
        2003                     68,601
        2004                     55,365
        2005 and thereafter      32,999
        -------------------  ----------
         Total               $6,139,339
          -----------------------------

(11) Borrowings

   At December 31, 1999, NCFC had available $77 million in unsecured lines of credit with other financial institutions. No draws were outstanding as of De-cember 31, 1999 or outstanding during 1999 or 2000. As of December 31, 2000, these lines of credit have expired and are currently under renegotiations.

 Short-term Borrowed Funds

   Short-term borrowed funds outstanding at December 31, 2000 and 1999 con-sisted of the following:

In Thousands                                       2000     1999
----------------------------------------------  ------------------
Federal funds purchased and master notes        $  633,087 235,633
Treasury tax and loan depository note account       16,532     855
Securities sold under agreements to repurchase     563,284 646,550
----------------------------------------------  ------------------
 Total short-term borrowed funds                $1,212,903 883,038
------------------------------------------------------------------

   Master note borrowings are unsecured obligations of NCFC which mature daily and bore a weighted average interest rate of 5.64% at December 31, 2000. The treasury tax and loan depository note account is payable on demand and is col-lateralized by various investment securities with amortized costs of $50,318,000 and market values of $49,880,000 at December 31, 2000. Interest on borrowings under this arrangement is payable at .25% below the weekly federal funds rate as quoted by the Federal Reserve. Securities sold under agreements to repurchase are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with carrying and market values of $651,716,000 at December 31, 2000.

 FHLB Advances

   FHLB advances totaled $1,649,055,000 and $714,335,000 at December 31, 2000 and 1999, respectively. The FHLB advances bear interest at either a fixed rate, variable rate equal to one-month LIBOR, or at a fixed rate for a specified pe-riod of time after the issue date, and thereafter may be converted, at the op-tion of the Federal Home Loan Bank, to a floating-rate equal to three-month LI-BOR. The FHLB advances are collateralized by mortgage-related securities and by liens on first mortgage loans with book values not less than the outstanding principal balance of the obligations. Interest on the FHLB advances totaled $77,913,000 in 2000, $41,432,000 in 1999 and $27,885,000 in 1998.

   Maturities of FHLB allowances for each of the years ending December 31 are as follows:

        In            Total
        Thousands   Maturities
        ----------  ----------
        2001        $1,188,660
        2002            50,128
        2003            36,314
        2004             1,497
        2005               369
        Thereafter     372,087
        ----------  ----------
         Total      $1,649,055
          --------------------

 Long-Term Debt

   Following is a summary of long-term debt at December 31, 2000 and 1999:

In Thousands               2000   1999
------------------------  -------------
6.75% subordinated notes  $33,007    --
Term notes                  6,372 6,372
                          -------------
 Total long-term debt     $39,379 6,372
---------------------------------------

   NCFC's 6.75% subordinated notes due December 1, 2003 pay interest semi-annu-ally and are not redeemable prior to maturity. There is no sinking fund for the notes. The notes are unsecured and subordinated to all present and future se-nior indebtedness of NCFC. Interest on the subordinated notes totaled $1,113,000 in 2000.

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

(12) Capital Trust Pass-Through Securities

   In 1997, National Commerce Capital Trust I (the "Trust"), NCFC's Delaware business trust, sold $50 million of floating rate capital trust pass-through securities (the "Capital Securities") bearing interest at a variable annual rate equal to LIBOR plus .98 percent (7.80 percent and 6.98 percent at December 31, 2000 and 1999).

   The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of floating rate junior subordinated deferred interest debentures due 2027 (the "Subordinated Debt Securities") from NCFC. The Subor-dinated Debt Securities, which also bear interest at a variable annual rate equal to LIBOR plus .98 percent, are the sole assets of the Trust and are elim-inated, along with the related income statement effects, in the consolidated financial statements. NCFC used the proceeds from the sale of the Subordinated Debt Securities for general corporate purposes.

   NCFC has fully and unconditionally guaranteed all of the obligations of the Trust. The guarantee covers the distributions and payments on liquidation or redemption of the Capital Securities but only to the extent of funds held by the Trust.

   The Subordinated Debt Securities mature and become due and payable, to-gether with any accrued and unpaid interest, if any, on April 1, 2027. The Subordinated Debt Securities are unsecured and are effectively subordinated to all existing and future liabilities of NCFC. NCFC has the right, at any time, so long as no event of default has occurred, to defer payments of interest on the Subordinated Debt Securities for a period not to exceed 20 consecutive quarters.

   The proceeds from the Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve Board.

(13) Employee Benefits

 Pension Plan

   NCFC and CCB have noncontributory, qualified defined benefit pension plans covering substantially all full-time employees. The pension plan makes provi-sions for early and delayed retirement as well as normal retirement and pro-vides participants with retirement benefits based on credited years of serv-ice. Contributions to the pension plan are funded as allowable for federal in-come tax purposes. No contributions were made in 2000, 1999 or 1998 by NCFC due to funding limitations.

   At December 31, 2000, pension plan assets of both plans consisted primarily of corporate stocks, including 542,428 shares of NCFC's common stock, corpo-rate bonds, and obligations of U.S. government agencies and corporations. The plans' assets are held and administered by trust operations of the Subsidiary Banks. The change in benefit obligation, change in plan assets and funded sta-tus of the combined pension plan and the amounts included in "other liabili-ties" on the Consolidated Balance Sheets at December 31, 2000 and 1999 are shown below:

In Thousands                                2000     1999
----------------------------------------  ----------------
Change in benefit obligation:
Benefit obligation at January 1           $ 38,797  44,842
Addition for acquisitions                   80,394     --
Service cost                                 3,488   1,373
Interest cost                                6,029   2,916
Actuarial gain                                 578   5,136
Benefit payments                            (6,685) (9,167)
Assumptions change                           1,957  (6,303)
                                          ----------------
Benefit obligation at December 31         $124,558  38,797
-----------------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1    $ 44,665  49,229
Addition for acquisitions                   89,940     --
Actual return on plan assets                 3,359   4,603
Benefit payments                            (6,685) (9,167)
                                          ----------------
Fair value of plan assets at December 31  $131,279  44,665
-----------------------------------------------------------
Funded status:
As of end of year                         $  6,719   5,868
Unrecognized transition asset                  (10)    (20)
Unrecognized prior-service cost             (1,947) (2,353)
Unrecognized net gain                       16,941   8,992
                                          ----------------
Accrued pension expense                   $ 21,703  12,487
-----------------------------------------------------------

   The combined components of pension expense for the qualified plans for the years ended December 31, 2000, 1999 and 1998 are shown below:

In Thousands                                        2000     1999    1998
-------------------------------------------------  -----------------------
Service cost of benefits earned during the period  $ 3,488   1,373   1,310
Interest cost on projected benefit obligation        6,029   2,916   2,880
Expected return on plan assets                      (9,157) (5,234) (5,715)
Amortization of transition asset                       (10)    (10)    --
Amortization of prior service cost                    (406)   (406)   (408)
Amortization of net gain                               384     475     --
-------------------------------------------------  -----------------------
 Net pension expense (benefit)                     $   328    (886) (1,933)
---------------------------------------------------------------------------

   NCFC and CCB also have noncontributory, nonqualified defined benefit pen-sion plans covering highly-compensated employees. The total accumulated bene-fit obligation and accrued pension expense for both plans was $6,643,000 and $4,935,000 at

December 31, 2000. For the NCFC plan, these amounts were $9,905,000 and $7,659,000 at December 31, 1999. Net pension expense for these plans was $1,244,000 for the year ended December 31, 2000. For the NCFC plan, net pen-sion expense was $404,000 and $327,000 for the years ended December 31, 1999 and 1998, respectively.

   Assumptions used in computing the actuarial present value of the projected benefit obligation for NCFC in 2000 and 1999, and for CCB in 2000, were as follows:

                                                          2000   1999
                                                          ------------
Discount rate                                              7.75%  8.25
Rate of increase in compensation level of employees        4.00%  3.50
Expected long-term rate of return on pension plan assets  10.50% 11.00

 Postretirement Health and Life Insurance Plan

   NCFC sponsors retirement medical and life insurance plans that provide post-retirement healthcare and life insurance benefits. The plan is contribu-tory and contains other cost-sharing features such as deductibles and coinsur-ance. NCFC's policy to fund the cost of medical benefits to employees varies by age and service at retirement. CCB maintains a defined dollar benefit plan which provides postretirement health and life insurance for all employees who retire after age 55 with ten years of service. Benefits are provided through a self-insured plan administered by an insurance company. The following table sets forth the combined plans' change in benefit obligation, funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 2000 and 1999:

In Thousands                              2000     1999
--------------------------------------  ----------------
Change in benefit obligation:
Benefit obligation at January 1         $  3,449   2,587
Addition for acquisitions                  7,894     --
Service cost                                 194      23
Interest cost                                574     161
Actuarial (gain) loss                       (656)    596
Benefit payments                            (602)   (346)
Assumptions change                         1,221     428
--------------------------------------  ----------------
Benefit obligation at December 31       $ 12,074   3,449
---------------------------------------------------------
Funded status:
As of end of year                       $(12,074) (3,449)
Unrecognized net loss                      2,146   1,654
Unrecognized transition liability            243     263
Unrecognized prior service cost             (465)   (507)
--------------------------------------  ----------------
Accrued postretirement benefit expense  $(10,150) (2,039)
---------------------------------------------------------

   The accumulated postretirement benefit obligation at December 31, 2000 was determined using a discount rate of 7.75%. The 1999 accumulated postretirement benefit obligation was determining using a discount rate of 8.25%.

   Combined net periodic postretirement benefit expense charged to operations for the years ended December 31, 2000, 1999 and 1998 included the following components:

In Thousands                        2000 1999  1998
----------------------------------- --------------
Service cost                        $194  23    20
Interest cost                        574 161   169
Amortization of net loss              52  (1)   (2)
----------------------------------- --------------
 Net postretirement benefit expense $820 183   187
---------------------------------------------------

   The health care trend rate was projected to be 8.5% for 2001 and 7.0% for the two years thereafter. A 1% change in the assumed health care trend rates would have the following effects (in thousands):

                                                           1%       1%
                                                        Increase Decrease
                                                        -----------------
      Effect on total of service and interest cost
       components of net periodic postretirement
       benefit expense                                    $ 55      (47)
      Effect on the accumulated postretirement benefit
       obligation                                          766     (650)

 Savings and Profit Sharing Plans

   NCFC and CCB have defined contribution employee benefit plans covering sub-stantially all employees with one year's service. Under these plan, employee contributions are partially matched.

 Stock Options and Restricted Stock

   Under NCFC's 1994 Stock Plan, 12,200,000 shares of common stock were re-served for award to key employees as stock options and restricted stock. Op-tions vest ratably over varying periods of up to five years from the date of grant. Under the 1994 Stock Plan, NCFC instituted a program to encourage stock ownership by its employees. Under ShareNCBC, eligible employees who purchase NCFC shares from its discount brokerage subsidiary are awarded two options for each share purchased. The options' exercise price equals the purchase price of the qualifying shares. The options vest after two years if the employee has held the purchased shares for the two-year period after purchase and remained in NCFC's employ. As of December 31, 2000, approximately 230 employees were participating in the ShareNCBC program. NCFC accounts for the ShareNCBC plan as a variable plan, and, accordingly, recognizes compensation expense ratably over the two-year vesting period based on differences in the options' exercise price and the market price of NCFC stock on the reporting date. For the years ended December 31, 2000, 1999, and 1998, NCFC recorded compensation expense of ($.5 million), $1.4 million, and $.6 million, respectively.

   During 2000, the terms of approximately 600,000 stock options were modi-fied; as a result, NCFC accounts for these option grants as variable grants. During 2000, $2.1 million was recorded as compensation expense related to these options.

   NCFC continued in effect nonstatutory and incentive stock option plans ex-isting at the date of merger with acquired financial institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years with varying vesting provisions. All options outstanding at the time of the respective mergers were converted into options to acquire NCFC common stock.

   NCFC has elected to follow APB No. 25 and related interpretations in ac-counting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized when stock options are granted and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, NCFC's net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indi-cated below. These pro forma amounts may not be representative of the effect on reported net income in future years.

      In
      Thousands
      Except Per
      Share Data                2000    1999   1998
      ----------------------------------------------
      Net income   As reported $45,301 92,632 78,867
                     Pro forma  37,914 88,697 76,928
      Basic EPS    As reported     .29    .88    .79
                     Pro forma     .24    .85    .77
      Diluted EPS  As reported     .28    .87    .77
                     Pro forma     .24    .83    .75

   The weighted average fair value of options granted approximated $3.24 in 2000, $6.36 in 1999 and $5.59 in 1998. The fair values of the options granted in 2000, 1999 and 1998 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were esti-mated using the following weighted-average assumptions:

                                2000     1999    1998
                               ------------------------
      Dividend yield              2.00%    2.00    2.00
      Expected volatility        35.00    35.00   35.00
      Risk-free interest rate     6.00     6.00    6.00
      Expected average life    5 years  5 years 5 years

   A summary of stock option activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                              Outstanding                 Exercisable
                      ---------------------------- --------------------------
                        Option    Weighted Average  Option   Weighted Average
                        Shares     Exercise Price   Shares    Exercise Price
                      ---------------------------------------------
At December 31, 1997   6,188,984       $ 6.53
Granted                  805,586        18.34
Assumed under
 acquisition of
 financial
 institution             202,560         7.82
Exercised             (1,627,317)        4.84
Forfeited               (343,828)        9.26
                      ------------------
At December 31, 1998   5,225,985         8.74      3,116,149      $ 6.72
---------------------                              ----------------
Granted                1,101,100        16.49
Assumed under
 acquisition of
 financial
 institution             175,404         4.90
Exercised             (1,208,848)        7.02
Forfeited               (140,100)       14.08
                      ------------------
At December 31, 1999   5,153,541        10.53      3,232,541      $ 7.69
---------------------                              ----------------
Granted                2,447,335        16.76
Assumed under
 acquisition of
 financial
 institution           4,602,911        16.09
Exercised             (1,245,805)        7.89
Forfeited               (287,775)       18.33
                      ------------------
At December 31, 2000  10,670,207       $14.45      7,508,818      $13.57
-----------------------------------------------------------------------------

   Exercise prices for options outstanding as of December 31, 2000 ranged from $1.06 to $26.13. The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Options Outstanding              Options Exercisable
                              -------------------------------         -----------------
                                           Weighted       Weighted                  Weighted
                Range of        Number   Average Years    Average       Number      Average
            Exercise Prices   of Options   Remaining   Exercise Price of Options Exercise Price
            --------------    -------------------------------         -----------------
            $1.06 to $9.00     2,152,486     2.95          $ 6.17     2,152,480      $ 6.17
            $9.19 to
             $15.13            2,327,630     6.19           11.82     2,309,220       11.81
            $15.25 to
             $16.22            2,370,090     4.36           15.93       187,246       15.43
            $16.25 to
             $18.49            1,966,951     8.18           17.36     1,195,684       17.48
            $18.50 to
             $26.13            1,853,050     5.36           22.39     1,664,188       22.56
            --------------    ---------- --------------------         -----------------
            $1.06 to
             $26.13           10,670,207     5.42          $14.45     7,508,818      $13.57
                 ---------------------------------------------------------------------------

   Restricted stock awarded under the 1994 Stock Plan totaled 434,715 shares during 2000 and 30,000 shares during 1999. The grants in 2000 and 1999 were re-corded at their fair values of $6,184,000 and $533,000, respectively, on the dates of grant and had weighted average fair values of $16.08 and $17.75 per share. None of the restricted stock awarded under the 1994 Stock Plan has been forfeited. Additionally, shares of restricted stock had been awarded under stock option and other incentive plans of acquired financial institutions. Dur-ing 2000, 1999 and 1998, $1,003,000, $373,000, and $270,000, respectively, of compensation expense was recognized for restricted stock awards.

(14) Stockholders' Equity

 Earnings Per Share

   The following schedule reconciles the numerators and denominators of the ba-sic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998. Dilutive common shares arise from the potentially dilutive effect of NCFC's stock options outstanding.

In Thousands Except Per Share
Data                                 2000    1999    1998
---------------------------------  ------------------------
Basic EPS
Average common shares outstanding   157,387 104,947  99,678
Net income                         $ 45,310  92,632  78,867
Earnings per share                      .29     .88     .79
-----------------------------------------------------------
Diluted EPS
Average common shares outstanding   157,387 104,947  99,678
Average dilutive common shares        1,867   1,860   2,306
                                   ------------------------
Adjusted average common shares      159,254 106,807 101,984
---------------------------------  ------------------------
Net income                         $ 45,310  92,632  78,867
Earnings per share                      .28     .87     .77
-----------------------------------------------------------

 Regulatory Matters

   NCFC and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corpo-ration Improvement Act, the federal bank regulatory agencies have jointly is-sued rules which implement a system of prompt corrective action for financial institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Failure to meet minimum capital requirements can initiate cer-tain mandatory and possibly discretionary actions by regulators that, if under-taken, could have a material effect on NCFC's consolidated financial state-ments.

   Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting avail-able for sale securities to market value. Total capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss allowance, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk-weight is then applied. Management believes that as of December 31, 2000, NCFC and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

   The risk-based capital and leverage ratios for NCFC, CCB and NBC as of De-cember 31, 2000 and for NCFC and NBC as of December 31, 1999 are presented be-low.

                                 NCFC                  NBC            CCB
                         --------------------- ------------------- ---------
In Thousands                2000       1999      2000      1999      2000
------------------------ -------------------------------------------------------
Tier I capital           $1,169,780    572,976   430,131   372,725   673,227
Total capital             1,326,588    631,917   478,556   416,265   760,173
Risk-weighted assets     12,292,660  4,715,316 4,732,927 3,668,168 7,415,044
Adjusted quarterly
 average assets          16,365,141  6,651,254 6,833,251 5,467,263 9,251,932
Risk-based capital
 ratios:
 Tier I capital to risk-
  weighted assets:
 Actual                        9.52%     12.15      9.09     10.16      9.08
 Regulatory minimum            4.00       4.00      4.00      4.00      4.00
 Well-capitalized under
  prompt corrective
  action provisions              --         --      6.00      6.00      6.00
 Total capital to risk-
  weighted assets:
 Actual                       10.79      13.40     10.11     11.35     10.25
 Regulatory minimum            8.00       8.00      8.00      8.00      8.00
 Well-capitalized under
  prompt corrective
  action provisions              --         --     10.00     10.00     10.00
 Leverage ratio:
 Actual                        7.15       8.61      6.29      6.82      7.28
 Regulatory minimum            3.00       3.00      4.00      4.00      4.00
 Well-capitalized under
  prompt corrective
  action provisions              --         --      5.00      5.00      5.00
--------------------------------------------------------------------------------

   As of their most recent regulatory examination date, the Subsidiary Banks were categorized as well-capitalized. No conditions or events have occurred since December 31, 2000 that would change the capital categorizations pre-sented as of December 31, 2000.

   Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to NCFC in the form of cash dividends. Regulatory capital re-quirements must be met by the Subsidiary Banks as well as other requirements under applicable federal and state laws. Under these requirements, the Subsid-iary Banks have approximately $189 million in retained earnings at December 31, 2000 that can be transferred to NCFC in the form of cash dividends without prior regulatory approval. Total dividends declared by the Subsidiary Banks to NCFC in 2000 were $82,215,000.

   As a result of the above requirements, consolidated net assets of the Sub-sidiary Banks amounting to approximately $2.1 billion at December 31, 2000 were restricted from transfer to NCFC.

   Under Federal Reserve regulations, the Subsidiary Banks are also limited as to the amount they may loan to affiliates, including the Parent Company, un-less such loans are collateralized by specified obligations. At December 31, 2000, the Subsidiary Banks had loans to the Parent Company totaling $49 mil-lion.

(15) Supplementary Income Statement Information

   Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income:

                                 Years Ended December
                                          31
                                ----------------------
In Thousands                      2000    1999   1998
------------------------------- ----------------------
Legal and professional fees     $ 21,828  5,556  2,275
Marketing                          7,748  2,314  2,495
Telecommunications                 9,055  3,928  2,663
All other                         65,009 38,810 43,025
------------------------------- ----------------------
 Total other operating expenses $103,640 50,608 50,458
------------------------------------------------------

(16) Income Taxes

   The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

In Thousands                             2000     1999    1998
--------------------------------------  -----------------------
Current income taxes:
 Federal                                $ 7,108  50,338  42,109
 State                                      441   1,648   1,496
--------------------------------------  -----------------------
 Total current tax expense                7,549  51,986  43,605
--------------------------------------  -----------------------
Deferred income tax expense (benefit):
 Federal                                 27,995  (4,205) (2,695)
 State                                     (944)   (573)   (341)
--------------------------------------  -----------------------
 Total deferred tax expense (benefit)    27,051  (4,778) (3,036)
--------------------------------------  -----------------------
 Total income tax expense               $34,600  47,208  40,569
----------------------------------------------------------------

   During 2000, 1999 and 1998, a total of $5,099,000, $6,964,000 and
$7,886,000, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options.

   A reconciliation of income tax expense to the amount computed by multiply-ing income before income taxes by the statutory federal income tax rate fol-lows:

                                                              % of Pretax
                                         Amount                 Income
                                  -----------------------  -------------------
In Thousands                       2000     1999    1998   2000   1999   1998
-------------------------------------------------------------------------------
Tax expense at statutory rate on
 income before income taxes       $27,969  48,944  41,803  35.00% 35.00  35.00
State taxes, net of federal
 benefit                             (327)    698     753   (.41)   .50    .63
Increase (reduction) in taxes
 resulting from:
 Tax-exempt interest on
  investment securities and loans  (2,678) (2,279) (2,793) (3.35) (1.63) (2.34)
 Non-deductible goodwill
  amortization                      9,125   1,130     277  11.42    .81    .23
 Other, net                           511  (1,285)    529    .64   (.92)   .44
-------------------------------------------------------------------------------
Income tax expense                $34,600  47,208  40,569  43.30% 33.76  33.96
-------------------------------------------------------------------------------

   At December 31, 2000 and 1999, NCFC had recorded net deferred tax assets (liabilities) of $(120,607,000) and $7,092,000, respectively, which are in-cluded in "other assets" or "other liabilities" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. In addi-tion, taxes paid during the carryback period exceed NCFC's recorded net de-ferred tax asset at December 31, 1999. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 2000 or 1999. The sources and tax effects of cumulative temporary differ-ences that give rise to significant deferred tax assets (liabilities) at Decem-ber 31, 2000 and 1999 are shown below:

In Thousands                                                    2000      1999
------------------------------------------------------------- -----------------
Deferred tax assets:
 Allowance for loan losses                                    $  62,185  22,821
 Deferred compensation                                            2,656     --
 Deductible goodwill                                              7,388     --
 Unrealized losses on investment securities available for
  sale                                                              --    2,665
 Other                                                           21,815   2,333
------------------------------------------------------------- -----------------
 Total gross deferred tax assets                                 94,044  27,819
------------------------------------------------------------- -----------------
Deferred tax liabilities:
 Intangible assets                                              109,425   6,521
 Deferred loan fees and costs                                     8,442   2,811
 Premises and equipment                                          12,347     --
 FHLB dividends                                                  10,287   5,696
 Pension costs                                                    2,806   2,630
 Unrealized gains on investment securities available for sale    11,792     --
 Mortgage servicing rights gain                                   4,361     --
 Deferred income                                                 45,525     --
 Other                                                            9,666   3,069
------------------------------------------------------------- -----------------
 Total gross deferred tax liabilities                           214,651  20,727
------------------------------------------------------------- -----------------
 Net deferred tax asset (liabilities)                         $(120,607)  7,092
-------------------------------------------------------------------------------

(17) Commitments, Contingencies and Off-Balance Sheet Risk

 Commitments and Contingencies

   The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2021. Total rental expense amounted to $14,510,000 in 2000, $7,909,000 in 1999 and $7,239,000 in 1998. A
summary of the commitments under noncancellable, long-term leases in effect at December 31, 2000 for each of the years ending December 31 follows:

                            Type of Property
                         -----------------------    Total
In Thousands             Real Property Equipment Commitments
------------------------ -----------------------------------
2001                       $ 13,263      3,712      16,975
2002                         12,909      2,837      15,746
2003                         11,941      1,379      13,320
2004                         10,798        636      11,434
2005                          9,113         --       9,113
Thereafter                   42,227         --      42,227
------------------------ -----------------------------------
 Total lease commitments   $100,251      8,564     108,815
------------------------------------------------------------

   Generally, real estate taxes, insurance, and maintenance expenses are obli-gations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2001.

   Certain legal claims have arisen in the normal course of business in which NCFC and certain of its Subsidiary Banks have been named as defendants. Al-though the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCFC's financial position or results of opera-tions.

   Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These com-mitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not neces-sarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 2000 and 1999, the Subsidiary Banks had commitments to extend credit of approximately $2.5 bil-lion and $.9 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $71 million and $816 million, respectively, at December 31, 2000 and $5 million and $249 million, respectively, at December 31, 1999.

   Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $128 million and $73 million in outstanding standby letters of credit at December 31, 2000 and 1999.

 Off-Balance Sheet Risk

   Capital Markets, for trading purposes, enters into transactions involving financial instruments with off-balance sheet risk in order to meet the financ-ing and hedging needs of its customers and to reduce its own exposure to fluc-tuations in interest rates. These financial instruments include forward con-tracts, when issued contracts and options written. All such contracts are for United States Treasury, federal agency or municipal securities. These finan-cial instruments involve varying degrees of credit and market risk. The con-tract amounts of those instruments reflect the extent of involvement in par-ticular classes of financial instruments. Risks arise from the possible in-ability of counterparties to meet the terms of their contracts and from move-ments in securities' market values and interest rates. The extent of the Capi-tal Market's involvement in financial instruments with off- balance sheet risk as of December 31 was as follows:

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

(18) National Commerce Financial Corporation (Parent Company)

   The Parent Company's principal asset is its investment in the Subsidiary Banks and dividends from the Subsidiary Banks are its primary source of income. Condensed Balance Sheets as of December 31, 2000 and 1999 and the related Con-densed Statements of Income and Cash Flows for the years ended December 31, 2000, 1999 and 1998 follow:

Condensed Balance Sheets
As of December 31, 2000 and 1999, as restated

In Thousands                                    2000     1999
-------------------------------------------  ------------------
Cash and short-term investments              $  234,191  22,511
Loans                                            71,587      --
 Less allowance for loan losses                     792      --
-------------------------------------------  ------------------
 Net loans                                       70,795      --
Investment in subsidiaries                    2,387,801 612,654
Other assets                                     37,444  72,894
-------------------------------------------  ------------------
 Total assets                                $2,730,231 708,059
---------------------------------------------------------------
Master notes                                 $  195,070      --
Note payable to subsidiary                       50,547      --
Subordinated notes                               82,928  49,909
Other liabilities                                36,848   8,909
-------------------------------------------  ------------------
 Total liabilities                              365,393  58,818
Stockholders' equity                          2,364,838 649,241
-------------------------------------------  ------------------
 Total liabilities and stockholders' equity  $2,730,231 708,059
---------------------------------------------------------------

Condensed Income Statements
Years Ended December 31, 2000, 1999 and 1998, as restated

In Thousands                                           2000     1999    1998
---------------------------------------------------  ------------------------
Dividends from subsidiaries                          $ 82,215  60,844  68,402
Interest income                                        12,092   1,338      19
Other income                                            1,190   3,153   1,909
---------------------------------------------------  ------------------------
 Total operating income                                95,497  65,335  70,330
---------------------------------------------------  ------------------------
Interest expense                                       12,633   3,236   3,362
Other operating expenses                                5,023   2,879   4,714
---------------------------------------------------  ------------------------
 Total operating expenses                              17,656   6,115   8,076
---------------------------------------------------  ------------------------
Income before income taxes                             77,841  59,220  62,254
Income taxes                                           (1,497)   (648) (2,011)
Income before equity in undistributed net income of
 subsidiaries                                          79,338  59,868  64,265
Equity in undistributed net income (loss) of
 subsidiaries                                         (34,028) 32,764  14,602
---------------------------------------------------  ------------------------
Net income                                           $ 45,310  92,632  78,867
------------------------------------------------------------------------------

Condensed Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998, as restated

In Thousands                                         2000     1999     1998
-------------------------------------------------  --------------------------
Net cash provided by operating activities          $144,225   43,036   70,726
-------------------------------------------------  --------------------------
Investment in subsidiaries                          (24,914) (48,331)  (8,103)
Net decrease in loans to subsidiaries                    --   25,626  (25,626)
Net (increase) decrease in loans                     (2,179)      --       --
Other, net                                          189,094  (25,570)  26,569
-------------------------------------------------  --------------------------
 Net cash provided (used) by investing activities   162,001  (48,275)  (7,160)
-------------------------------------------------  --------------------------
Increase in master notes                              9,911       --       --
Proceeds from issuance of long-term debt
Net increase (decrease) in debt to subsidiaries      (4,453)      --       --
Proceeds from stock issuance in acquisition              --   80,248       --
Purchase and retirement of common stock             (32,008) (22,925) (33,936)
Cash dividends                                      (76,236) (39,697) (31,532)
Other, net                                            8,240    5,999    2,991
-------------------------------------------------  --------------------------
 Net cash used by financing activities              (94,546)  23,625  (62,477)
-------------------------------------------------  --------------------------
Net increase in cash and short-term investments     211,680   18,386    1,089
Cash and short-term investments at beginning of
 year                                                22,511    4,125    3,036
-------------------------------------------------  --------------------------
Cash and short-term investments at end of year     $234,191   22,511    4,125
------------------------------------------------------------------------------

(19) Segment Information

   Before the merger with CCBF, NCFC segregated its business into three seg-ments: commercial banking, retail banking and other financial services. Fol-lowing the merger, management has redefined the business and considers itself to operate two principal lines: traditional banking and financial enterprises.

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

   The financial enterprises segment is comprised of trust services and in-vestment management, transaction processing, retail banking consulting/in-store licensing and institutional broker/dealer activities.

   The accounting policies of the individual segments are the same as those of NCFC as described in Note 1. Transactions between business segments are con-ducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment rev-enues. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources, accounting and other back-office support functions and management overhead are allocated to each segment based upon various statistical information.

   The following tables present condensed income statements and average assets for each reportable segment. This presentation reflects management's determina-tion that it operates two business segments.

                                     Traditional  Financial
In Thousands                           Banking   Enterprises   Total
-----------------------------------  ----------------------------------
Year ended December 31, 2000:
Net interest income                  $   436,118    11,768      447,886
Provision for loan loss                   16,456        --       16,456
-----------------------------------  ----------------------------------
Net interest income after provision      419,662    11,768      431,430
Other income                             109,622    79,869      189,491
Other expense                            460,069    57,629      517,698
-----------------------------------  ----------------------------------
Income before income taxes                69,215    34,008      103,223
Income taxes                              44,893    13,020       57,913
-----------------------------------  ----------------------------------
Net income                           $    24,322    20,988       45,310
-----------------------------------------------------------------------
Average assets                       $11,917,272   484,710   12,401,982
Year ended December 31, 1999:
Net interest income                  $   232,318    11,173      243,491
Provision for loan loss                   16,921        --       16,921
-----------------------------------  ----------------------------------
Net interest income after provision      215,397    11,173      226,570
Other income                              40,748    46,479       87,227
Other expense                            130,401    29,941      160,342
-----------------------------------  ----------------------------------
Income before income taxes               125,744    27,711      153,455
Income taxes                              50,033    10,790       60,823
-----------------------------------  ----------------------------------
Net income                           $    75,711    16,921       92,632
-----------------------------------------------------------------------
Average assets                       $ 6,029,284   329,544    6,358,828
Year ended December 31, 1998:
Net interest income                  $   187,862     8,453      196,315
Provision for loan loss                   10,710        --       10,710
-----------------------------------  ----------------------------------
Net interest income after provision      177,152     8,453      185,605
Other income                              34,701    48,083       82,784
Other expense                            112,047    30,669      142,716
-----------------------------------  ----------------------------------
Income before income taxes                99,806    25,867      125,673
Income taxes                              36,727    10,079       46,806
-----------------------------------  ----------------------------------
Net income                           $    63,079    15,788       78,867
-----------------------------------------------------------------------
Average assets                       $ 5,088,751   294,266    5,383,017

(20) Quarterly Financial Data (Unaudited)

                                     2000                             1999
In Thousands Except                3rd     2nd     1st     4th     3rd      2nd      1st
Per Share Data         4th Qtr.   Qtr.    Qtr.    Qtr.    Qtr.    Qtr.     Qtr.     Qtr.
---------------------  -------------------------------------------------------------------
Interest income        $334,073  329,090 142,391 132,422 125,314 118,946  107,596  104,118
Interest expense        182,232  180,253  79,897  71,021  61,959  59,359   53,256   51,524
---------------------  -------------------------------------------------------------------
Net interest income     151,841  148,837  62,494  61,401  63,355  59,587   54,340   52,594
Provision for loan
 losses                   5,317    5,098   3,864   2,177   4,304   6,403    3,835    2,379
---------------------  -------------------------------------------------------------------
Net interest income
 after provision for
 loan losses            146,524  143,739  58,630  59,224  59,051  53,184   50,505   50,215
Securities gains
 (losses)                  (141)   4,522     127       1     224  (1,286)  (2,034)       1
Other income             69,387   67,213  24,439  23,943  22,735  22,734   24,870   19,983
Other expenses          226,851  194,910  48,061  47,876  43,057  41,482   38,807   36,996
---------------------  -------------------------------------------------------------------
Income before income
 taxes                  (11,081)  20,564  35,135  35,292  38,953  33,150   34,534   33,203
Income taxes             (2,669)  14,775  11,194  11,300  13,347  11,100   11,696   11,065
---------------------  -------------------------------------------------------------------
Net income (loss)      $ (8,412)   5,789  23,941  23,992  25,606  22,050   22,838   22,138
------------------------------------------------------------------------------------------
Net income (loss) per
 share:
 Basic(1)              $   (.04)     .03     .22     .22     .24     .21      .22      .22
 Diluted(1)                (.04)     .03     .22     .22     .23     .20      .22      .21
------------------------------------------------------------------------------------------

(1) For 2000, the sum of the quarterly per share net income amounts do not equal the annual per share net income presented elsewhere herein due to significant changes in net income and weighted average shares outstanding impacting the third and fourth quarter.

(21) Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                                            2000                   1999
                                   --------------------------------------------
                                    Carrying                Carrying    Fair
In Thousands                         Amount     Fair Value   Amount     Value
---------------------------------  --------------------------------------------
Financial assets:
Cash and cash equivalents          $   531,467     531,467    261,296   261,296
Investment securities                4,418,321   4,386,226  2,313,311 2,221,511
Trading account securities              74,417      74,417     30,294    30,294
Net loans                           10,864,805  10,953,779  3,926,192 3,992,208
Financial liabilities:
Deposits                            11,979,631  12,134,567  4,495,900 4,478,706
Short-term borrowings                1,212,903   1,212,903    883,038   883,038
Federal Home Loan Bank advances      1,649,055   1,648,979    714,335   712,546
Long-term debt                          39,379      49,088      6,372     6,372
Capital trust pass-through
 securities                             49,922      49,922     49,909    49,909
Derivative financial instruments:
Interest rate swaps                    (74,140)    (74,140)       649       649
-------------------------------------------------------------------------------

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

 Borrowings

   The carrying amounts of short-term borrowings and capital trust pass-through securities approximate their fair values. The fair values of FHLB ad-vances and long-term debt are estimated using discounted cash flow analyses, based on NCFC's incremental borrowing rates for similar types of borrowing ar-rangements.

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

(22) Subsequent Event

   On February 15, 2001, NCFC closed its position in certain interest rate swap contracts with notional amounts totaling $1.5 billion. The fair value of these contracts at the time of the transaction was $77,900,000 and consequent-ly, NCFC realized an additional $672,000 of loss on these contracts in the first quarter of 2001.

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

   Ernst & Young LLP, independent auditors, audited NCFC's consolidated finan-cial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determi-nation of the scope of their audits.

   The voting members of the Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with man-agement, NCFC's internal auditors and the independent auditors to discuss au-dit, financial reporting and related matters. Ernst & Young LLP and the inter-nal auditors have direct access to the Audit Committee.

                                      Ernest C. Roessler
                                      President and Chief Executive Officer


                                      Sheldon M. Fox
                                      Chief Financial Officer

                                      Mark A. Wendel
                                      Chief Accounting Officer

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
National Commerce Financial Corporation

   We have audited the accompanying consolidated balance sheets of National Commerce Financial Corporation and Subsidiaries ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, stock-holders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their opera-tions and their cash flows for each of the three years in the period ended De-cember 31, 2000, in conformity with accounting principles generally accepted in the United States.

  As discussed in Note 2, as a result of technical violations of pooling of interests rules regarding treasury share repurchases and stock options, the financial statements have been restated to account for business combinations undertaken by the Company during 1998, 1999, and 2000 as purchase acquisitions.

                                                /s/ Ernst & Young LLP
Memphis, Tennessee
June 22, 2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND AC-COUNTING DISCLOSURE

   In a Current Report on Form 8-K dated March 20, 2001, modified by a Form 8-K/A filed June 11, 2001, NCFC stated that it had notified its current indepen-dent auditors, Ernst & Young LLP, that their appointment as independent audi-tors will be terminated effective upon the issuance of their reports on NCFC's consolidated financial statements for the year ended December 31, 2000. KPMG LLP has been engaged as independent auditors effective upon Ernst & Young's termination. The decision to change auditors was recommended by the audit com-mittee of the Board of Directors and approved by the Board of Directors. There have been no disagreements with Ernst & Young on accounting and financial dis-closures. See the Form 8-K and Form 8-K/A for additional information regarding the change in accountants.

                                   PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference to National Commerce Financial Corporation's definitive Proxy Statement dated March 30, 2001 (the "Proxy Statement") under the heading "Proposal 1. Election of Directors" or appears under the heading "Executive Officers of the Regis-trant" in Part I. of this Annual Report on Form 10-K/A.

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

   A report on Form 8-K dated March 20, 2001 was filed under Item 4 reporting a change in accountants and amended on Form 8-K/A filed June 11, 2001.

                            DESCRIPTION OF EXHIBITS

Agreement and Plan of Merger between Registrant and CCB Financial Corporation Agreement and Plan of Merger between Registrant and Piedmont Bancorp, Inc. Charter of Registrant as amended and restated
Bylaws of Registrant as amended and restated
Specimen Stock Certificate of Registrant
Form of Indenture dated as of November 1, 1993, between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held
Form of Promissory Notes of NBC payable to The Mallory Partners
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant, National Bank of Commerce, and Thomas M. Garrott Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Ernest C. Roessler
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and William R. Reed, Jr.
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Richard L. Furr
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Lewis E. Holland
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and J. Scott Edwards
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Sheldon M. Fox
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and David T. Popwell
Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Tom W. Scott
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Ernest C. Roessler
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and William R. Reed
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Richard L. Furr
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Lewis E. Holland
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and J. Scott Edwards
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and Sheldon M. Fox
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Bancorporation and David T. Popwell
Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and Tom W. Scott
Hillsborough Savings Bank, Inc., SSB Management Recognition Plan
Piedmont Bancorp, Inc. Stock Option Plan
1993 Incentive Stock Option Plan
Salem Trust Bank 1986 Incentive Stock Option Plan
1995 Directors Performance Plan of American Federal Bank, FSB
1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB 1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB

Security Capital Bancorp Omnibus Stock Ownership and Long-Term Incentive Plan Long-Term Incentive Plan of CCB Financial Corporation
American Federal Bank, FSB Amended and Restated 1998 Stock Option and Incentive Plan
Stone Street Bancorp, Inc. Stock Option Plan
Deferred Compensation Agreement as of December 1, 1983 for Thomas M. Garrott CCB Financial Corporation Retirement Income Equity Plan
1990 Stock Plan of the Registrant
1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996
Amendment Number One to the 1994 Stock Plan of the Registrant
Amendment Number Two to the 1994 Stock Plan of the Registrant
Resolution authorizing Pension Restoration Plan
National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999
CCB Financial Corporation Retirement Income Equity Plan
Letter from Ernst & Young LLP regarding change in certifying accountant Subsidiaries of Registrant
Consent of Ernst & Young LLP
Registrant's Proxy Statement to Shareholders for the 2001 Annual Meeting of Shareholders

            COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
                    SHELDON M. FOX, CHIEF FINANCIAL OFFICER
                   OF NATIONAL COMMERCE FINANCIAL CORPORATION

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      National Commerce Financial Corporation

                                                /s/ Thomas M. Garrott
                                      By_______________________________________
                                                  Thomas M. Garrott
                                                Chairman of the Board
                                      Date: July 2, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.

                   Signature                                Title                    Date
                   ---------                                -----                    ----
             /s/ Thomas M. Garrott              Chairman of the Board            July 2, 2001
 _____________________________________________
               Thomas M. Garrott

             /s/ Ernest C. Roessler             President and Chief              July 2, 2001
 _____________________________________________   Executive Officer
               Ernest C. Roessler                (Principal Executive
                                                 Officer)

            /s/ James B. Brame, Jr.             Director                         July 2, 2001
 _____________________________________________
              James B. Brame, Jr.

                                                Director                         July  , 2001
 _____________________________________________
             Bruce E. Campbell, Jr.

             /s/ John D. Canale III             Director                         July 2, 2001
 _____________________________________________
               John D. Canale III

          /s/ James H. Daughdrill, Jr.          Director                         July 2, 2001
 _____________________________________________
            James H. Daughdrill, Jr.

                                                Director                         July  , 2001
 _____________________________________________
           Thomas C. Farnsworth, Jr.

           /s/ Blake P. Garrett, Jr.            Director                         July 2, 2001
 _____________________________________________
             Blake P. Garrett, Jr.

               /s/ R. Lee Jenkins               Director                         July 2, 2001
 _____________________________________________
                 R. Lee Jenkins

               /s/ C. Dan Joyner                Director                         July 2, 2001
 _____________________________________________
                 C. Dan Joyner

           /s/ W. Neely Mallory, Jr.            Director                         July 2, 2001
 _____________________________________________
             W. Neely Mallory, Jr.

                                                Director                         July  , 2001
 _____________________________________________
              Eugene J. McDonald

                   Signature                                Title                    Date
                   ---------                                -----                    ----
           /s/ James E. McGehee, Jr.            Director                         July 2, 2001
 _____________________________________________
             James E. McGehee, Jr.

                                                Director                         July  , 2001
 _____________________________________________
             Phillip H. McNeill Sr.

                                                Director                         July  , 2001
 _____________________________________________
                 Eric B. Munson

                                                Director                         July  , 2001
 _____________________________________________
                J. Bradbury Reed

                                                Director                         July  , 2001
 _____________________________________________
                Dr. David E. Shi

                                                Director                         July  , 2001
 _____________________________________________
               H. Allen Tate, Jr.

            /s/ Dr. Phail Wynn, Jr.             Director                         July 2, 2001
 _____________________________________________
              Dr. Phail Wynn, Jr.

               /s/ Sheldon M. Fox               Chief Financial Officer          July 2, 2001
 _____________________________________________   (Principal Financial
                 Sheldon M. Fox                  Officer)

               /s/ Mark A. Wendel               Senior Vice President and        July 2, 2001
 _____________________________________________   Chief Accounting Officer
                 Mark A. Wendel                  (Principal Accounting
                                                 Officer)

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

       (10)  Material contracts.
              1. Form of Promissory Notes of NBC payable to The Mallory
                 Partners is incorporated herein by reference from
                 Exhibit 10.1 to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1987 (File No. 0-
                 6094).                                                       *
              2. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant,
                 National Bank of Commerce, and Thomas M. Garrott is
                 incorporated by reference from Exhibit 10.22 to the
                 Registrant's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2000.                                 *
              3. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Ernest C. Roessler is incorporated by reference from
                 Exhibit 10.23 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
              4. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and William R. Reed, Jr. is incorporated by reference
                 from Exhibit 10.24 to the Registrant's Quarterly Report
                 on Form 10-Q for the quarter ended June 30, 2000.            *
              5. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Richard L. Furr is incorporated by reference from
                 Exhibit 10.25 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
              6. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Lewis E. Holland is incorporated by reference from
                 Exhibit 10.26 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
              7. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and J. Scott Edwards is incorporated by reference from
                 Exhibit 10.27 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
              8. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Sheldon M. Fox is incorporated by reference from
                 Exhibit 10.28 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
              9. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and David T. Popwell is incorporated by reference from
                 Exhibit 10.29 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             10. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant
                 and Tom W. Scott is incorporated by reference from
                 Exhibit 10.30 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             11. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 Ernest C. Roessler is incorporated by reference from
                 Exhibit 10.31 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *

 Exhibit No.
 -----------
             12. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 William R. Reed is incorporated by reference from
                 Exhibit 10.32 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             13. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 Richard L. Furr is incorporated by reference from
                 Exhibit 10.33 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             14. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 Lewis E. Holland is incorporated by reference from
                 Exhibit 10.34 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             15. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 J. Scott Edwards is incorporated by reference from
                 Exhibit 10.35 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             16. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 Sheldon M. Fox is incorporated by reference from Exhibit
                 10.36 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *
             17. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 David T. Popwell is incorporated by reference from
                 Exhibit 10.37 to the Registrant's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2000.               *
             18. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and
                 Tom W. Scott is incorporated by reference from Exhibit
                 10.38 to the Registrant's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 2000.                         *
             19. Hillsborough Savings Bank, Inc., SSB Management
                 Recognition Plan is incorporated by reference to Exhibit
                 10.II.B of the Form 10-K of Piedmont Bancorp, Inc.
                 ("PBI") for the fiscal year ended June 30, 1996 (File
                 No. 001-14070).                                              *
             20. Piedmont Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 10.II.A to PBI's Form 10-K for
                 the fiscal year ended June 30, 1996 (File No. 001-
                 14070).                                                      *
             21. 1993 Incentive Stock Option Plan is incorporated by
                 reference to Exhibit 28 to the Registration Statement
                 No. 33-61270 on Form S-8 of CCB Financial Corporation
                 ("CCB")(File No. 001-11989).                                 *
             22. Salem Trust Bank 1986 Incentive Stock Option Plan is
                 incorporated by reference to Exhibit 99 of CCB's
                 Registration Statement No. 333-22031 on Form S-8 (File
                 No. 001-11989).                                              *
             23. 1995 Directors Performance Plan of American Federal
                 Bank, FSB is incorporated by reference to Exhibit 99 to
                 CCB's Registration Statement No. 333-34231 on Form S-8
                 (File No. 001-11989).                                        *
             24. 1993 Nonstatutory Stock Option Plan for CCB Savings Bank
                 of Lenoir, Inc., SSB is incorporated by reference to
                 Exhibit 99 of CCB's Registration Statement No. 33-53599
                 on Form S-8, as amended by Amendment No. 1 to the 1993
                 Nonstatutory Stock Option Plan for CCB Savings Bank of
                 Lenoir, Inc., SSB (incorporated by reference to Exhibit
                 10(G) of CCB's Annual Report on Form 10-K for the year
                 ended December 31, 1993)(File No. 001-11989).                *
             25. 1993 Nonstatutory Stock Option Plan for Graham Savings
                 Bank, Inc., SSB is incorporated by reference to Exhibit
                 99 to CCB's Registration Statement No. 33-53595 on Form
                 S-8 (File No. 001-11989).                                    *
             26. Security Capital Bancorp Omnibus Stock Ownership and
                 Long Term Incentive Plan is incorporated by reference to
                 Exhibit 99 to CCB's Registration Statement No. 33-61791
                 on Form S-8 (File No. 001-11989).                            *
             27. Long-Term Incentive Plan is incorporated by reference to
                 Exhibit 99 to CCB's Registration Statement No. 33-54645
                 on Form S-8 (File No. 001-11989).                            *
             28. American Federal Bank, FSB Amended and Restated 1988
                 Stock Option and Incentive Plan is incorporated by
                 reference to Exhibit 99 of CCB's Registration Statement
                 No. 33-34207 on Form S-8 (File No. 001-11989).               *
             29. Stone Street Bancorp, Inc. Stock Option Plan is
                 incorporated by reference to Exhibit 99 of CCB's
                 Registration Statement No. 33-9158 on Form S-8 (File No.
                 001-11989).                                                  *
             30. Deferred Compensation Agreement as of December 1, 1983
                 for Thomas M. Garrott is incorporated by reference to
                 Exhibit 10c(2) to the Registrant's Form 10-K for the
                 year ended December 31, 1984 (File No. 0-6094).              *
             31. 1990 Stock Plan of the Registrant is incorporated by
                 reference from Exhibit A to the Registrant's Proxy
                 Statement for the 1990 Annual Meeting of Shareholders
                 (File No. 0-6094).                                           *
             32. 1994 Stock Plan of the Registrant, as amended and
                 restated effective as of November 1, 1996, is
                 incorporated by reference from Exhibit A to the
                 Registrant's Proxy Statement for the 1997 Annual Meeting
                 of Shareholders.                                             *

 Exhibit No.
 -----------
             33. Amendment Number One to the 1994 Stock Plan
                 of the Registrant, as amended and restated
                 effective as of November 1, 1996, is
                 incorporated by reference from Exhibit 10.17
                 to the Registrant's Annual Report on Form 10-
                 K for the year ended December 31, 1998.                      *
             34. Amendment Number Two to the 1994 Stock Plan
                 of the Registrant, as amended and restated
                 effective as of November 1, 1996, is
                 incorporated by reference from Exhibit 10.21
                 to the Registrant's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 2000.                    *
             35. Resolution authorizing Pension Restoration
                 Plan is incorporated by reference from
                 Exhibit 10(c)(7) to the Registrant's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1986 (File No. 0-6094).                         *
             36. National Commerce Financial Corporation
                 Deferred Compensation Plan effective January
                 1, 1999, is incorporated by reference from
                 Exhibit 10.19 to the Registrant's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1998.                                           *
             37. CCB Financial Corporation Retirement Income
                 Equity Plan as amended and restated effective
                 January 1, 1998.                                          10.1
       (16)  Letter re: change in certifying accountant.
             A letter from Ernst & Young LLP re: change in
             certifying accountant is incorporated by
             reference from Exhibit 16.1 to the Registrant's
             Current Report on Form 8-K dated March 20, 2001,
             and amended June 11, 2001 on Form 8-K/A.                         *
       (21)  Subsidiaries of Registrant.
             A listing of the direct and indirect subsidiaries
             of Registrant is included in Note 1 to the
             Consolidated Financial Statements of Registrant
             included in this Form 10-K.

       (23)  Consents of experts and counsel.
             Consent of Ernst & Young LLP.                                 23.1
       (99)  Additional exhibits.
             Proxy Statement for 2001 Annual Meeting of            Not Required
                Shareholders to be held on April 25, 2001.       to be re-filed

     * Previously filed