Form 10-Q
period 2001-03-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-07-03
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended March 31, 2001

                         Commission File Number: 0-6094
                                                 ------

                     NATIONAL COMMERCE FINANCIAL CORPORATION
                     ---------------------------------------
                 (Exact name of issuer as specified in charter)


          Tennessee                                               62-0784645
          ---------                                               ----------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                  One Commerce Square, Memphis, Tennessee 38150
                  ---------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (901) 523-3434
                                                            -------------

                        National Commerce Bancorporation
                        --------------------------------
                   (Former name, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $2 Par value                         204,581,455 shares
--------------------------                         ------------------
    (Class of Stock)                    (Shares outstanding as of June 29, 2001)

                    National Commerce Financial Corporation
                               INDEX TO FORM 10-Q


Part I.  Financial Information

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      March 31, 2001 and December 31, 2000                                     3

    Consolidated Statements of Income
      Three Months Ended March 31, 2001 and 2000                               4

    Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2001 and 2000                               5

    Notes to Consolidated Financial Statements
      As of and for the Three Months Ended March 31, 2001 and 2000             6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                   16

  Signatures                                                                  17

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

            National Commerce Financial Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2001 and December 31, 2000

                                                                                     (Unaudited)
                                                                                      March 31,         December 31,
In Thousands Except Share Data                                                          2001                2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $        491,757           446,712
Time deposits in other banks                                                               34,146            32,183
Federal funds sold and other short-term investments                                        28,839            52,572
Investment securities:
   Available for sale                                                                   2,293,383         2,401,526
   Held to maturity (fair values of $1,876,334 and $1,984,700)                          1,874,022         2,016,795
Trading account securities                                                                 77,989            74,417
Loans                                                                                  11,092,775        11,008,419
   Less allowance for loan losses                                                         144,039           143,614
--------------------------------------------------------------------------------------------------------------------
      Net loans                                                                        10,948,736        10,864,805
-------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                    202,445           204,903
Goodwill                                                                                  922,481           934,467
Core deposit intangibles                                                                  272,665           287,707
Other assets                                                                              615,373           429,705
-------------------------------------------------------------------------------------------------------------------
         Total assets                                                            $     17,761,836        17,745,792
===================================================================================================================

LIABILITIES
Deposits:
   Demand (non-interest-bearing)                                                 $      1,532,741         1,366,178
   Savings, NOW and money market accounts                                               4,613,763         4,474,114
   Jumbo and brokered certificates of deposits                                          1,950,014         2,006,741
   Consumer time deposits                                                               4,182,391         4,132,598
-------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                   12,278,909        11,979,631
Short-term borrowed funds                                                                 958,129         1,212,903
Federal Home Loan Bank advances                                                         1,597,504         1,649,055
Long-term debt                                                                             39,080            39,379
Other liabilities                                                                         449,726           450,064
-------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             15,323,348        15,331,032
-------------------------------------------------------------------------------------------------------------------

Capital trust pass-through securities                                                      42,636            49,922

STOCKHOLDERS' EQUITY
Preferred stock, no par value. Authorized 5,000,000 shares; none issued                        --                --
Common stock, $2 par value. Authorized 400,000,000 shares;
  205,487,104 and 205,246,098 shares issued                                               410,975           410,492
Additional paid-in capital                                                              1,764,798         1,765,723
Retained earnings                                                                         191,400           165,829
Accumulated other comprehensive income                                                     28,679            22,794
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     2,395,852         2,364,838
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                              $     17,761,836        17,745,792
===================================================================================================================

Commitments and contingencies

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

In Thousands Except Per Share Data                                                   2001                 2000
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans                                                      $      246,149           87,876
Interest and dividends on investment securities:
     U.S. Treasury                                                                         641              401
     U.S. Government agencies and corporations                                          50,728           27,675
     States and political subdivisions (primarily tax-exempt)                            2,560            1,715
     Equity and other securities                                                        20,315           12,011
Interest and dividends on trading account securities                                       898              476
Interest on time deposits in other banks                                                   394               99
Interest on federal funds sold and other short-term investments                          1,406            2,169
---------------------------------------------------------------------------------------------------------------
          Total interest income                                                        323,091          132,422
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                               130,160           46,512
Short-term borrowed funds                                                               15,831           12,367
Federal Home Loan Bank advances                                                         23,416           12,050
Long-term debt                                                                             642               92
---------------------------------------------------------------------------------------------------------------
          Total interest expense                                                       170,049           71,021
---------------------------------------------------------------------------------------------------------------
Net interest income                                                                    153,042           61,401
Provision for loan losses                                                                6,380            2,177
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    146,662           59,224
---------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                     27,290            7,542
Trust and custodian fees                                                                13,882            2,350
Other service charges and fees                                                           8,736            5,012
Broker/dealer revenue and other commissions                                             15,066            4,739
Other operating                                                                          8,185            4,300
Investment securities gains                                                                720                1
---------------------------------------------------------------------------------------------------------------
          Total other income                                                            73,879           23,944
---------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Personnel                                                                               59,900           20,906
Net occupancy                                                                            9,322            3,572
Equipment                                                                                5,835            1,766
Losses on interest rate swaps                                                              672            4,765
Goodwill amortization                                                                   12,074            1,356
Core deposit intangibles amortization                                                   15,042            1,472
Other operating                                                                         34,975           14,039
---------------------------------------------------------------------------------------------------------------
          Total other expenses                                                         137,820           47,876
---------------------------------------------------------------------------------------------------------------

Income before income taxes                                                              82,721           35,292
Income taxes                                                                            30,431           11,300
---------------------------------------------------------------------------------------------------------------
Net income                                                                      $       52,290           23,992
===============================================================================================================

EARNINGS PER COMMON SHARE
     Basic                                                                      $          .25              .22
     Diluted                                                                               .25              .22

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                             205,632          108,277
     Diluted                                                                           208,545          109,737

See accompanying notes to consolidated financial statements.

           National Commerce Financial Corporation and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

In Thousands                                                                             2001                     2000
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $       52,290               23,992
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation, amortization and accretion, net                                            28,106                5,048
   Provision for loan losses                                                                 6,380                2,177
   Net gain on sales of investment securities                                                 (720)                  (1)
   Losses on interest rate swaps                                                               672                4,765
   Sales of loans held for sale                                                            261,668              173,342
   Origination of loans held for sale                                                     (261,977)            (173,998)
   Deferred income taxes                                                                      (180)              (3,843)
   Changes in:
     Trading account securities                                                             (3,572)               1,540
     Other assets                                                                         (184,701)             (30,077)
     Other liabilities                                                                      (2,403)              26,967
   Other operating activities, net                                                             675               (6,716)
------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                                    (103,762)              23,196
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from:
  Maturities and issuer calls of investment securities held to maturity                    231,432                8,251
  Sales of investment securities available for sale                                         30,639                    -
  Maturities and issuer calls of investment securities available for sale                  234,344                5,939
Purchases of:
  Investment securities held to maturity                                                   (88,467)            (157,155)
  Investment securities available for sale                                                (144,724)             (79,871)
  Premises and equipment                                                                    (2,744)              (1,177)
Net originations of loans                                                                  (84,909)             (82,927)
------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                                     175,571             (306,940)
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in deposit accounts                                                           297,554              100,241
Net decrease in short-term borrowed funds                                                 (254,774)             (77,201)
Net increase (decrease) in FHLB advances                                                   (53,332)             321,300
Repurchase and retirement of capital trust pass-through securities                          (7,303)                  --
Issuances of common stock from exercise of stock options                                     6,196                1,599
Issuances of common stock and other                                                             --                  699
Purchase and retirement of common stock                                                    (10,101)              (8,671)
Cash dividends paid                                                                        (26,774)             (11,361)
------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                                     (48,534)             326,606
------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                   23,275               42,862
Cash and cash equivalents at beginning of period                                           531,467              261,296
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $      554,742              304,158
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period                                                     $      171,475               75,494
Income taxes paid during the period                                                 $        1,217                1,484

See accompanying notes to consolidated financial statements.

           National Commerce Financial Corporation and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation ("NCFC") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCFC on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCFC's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

CONSOLIDATION NCFC is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCFC has two principal lines of business which are operated as business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust and asset management, retail banking consulting and capital markets. NCFC's wholly-owned bank subsidiaries include Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce, ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of
NCFC: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., U.S.I. Alliance, National Commerce Capital Trust I and Monroe Properties. Additionally, both CCB and NBC have subsidiaries that provide a variety of services including retail banking consulting, trust, investment advisory, insurance, broker/dealer and leasing services. All significant intercompany transactions and accounts are eliminated in consolidation.

EARNINGS PER SHARE Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) for the quarters ended March 31, 2001 and 2000 and accumulated other comprehensive income (loss) as of March 31, 2001, December 31, 2000 and March 31, 2000 are comprised of unrealized gains and losses on certain investments in debt and equity securities and certain hedging instruments.

(2) RESTATEMENTS

As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, NCFC has restated its historical financial statements for the presentation of 9 business combinations as purchases rather than as poolings of interests as previously reported. The reasons for, and financial impact of, the adjustments are described in NCFC's Annual Report Form 10-K/A for the fiscal period ended December 31, 2000.

As a result of the foregoing, NCFC's 2000 consolidated financial statements have been restated for the interim periods of 2000 and 1999, and fiscal years 2000, 1999 and 1998. The restated financial statements for the periods, including condensed financial statements for the quarter ended March 31, 2000, are included in NCFC's Annual Report Form 10-K/A for the fiscal period ended December 31, 2000. Management believes that NCFC's consolidated financial statements, as restated, include all adjustments necessary for a fair presentation of NCFC's financial position as of March 31, 2000 and its results of operations for the quarter then ended.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) LOANS

A summary of loans at March 31, 2001 and December 31, 2000 follows:


In Thousands                                                          2001            2000
--------------------------------------------------------------------------------------------
Commercial, financial and agricultural                            $ 1,341,041      1,223,032
Real estate-construction                                            2,035,547      1,907,533
Real estate-mortgage                                                6,129,392      5,959,114
Consumer                                                            1,393,866      1,730,940
Revolving credit                                                       60,818         58,840
Lease financing                                                       149,515        145,883
--------------------------------------------------------------------------------------------
   Gross loans                                                     11,110,179     11,025,342
Less unearned income                                                   17,404         16,923
--------------------------------------------------------------------------------------------
   Total loans                                                    $11,092,775     11,008,419
--------------------------------------------------------------------------------------------

 (4) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the three months ended March 31, 2001 and 2000:

In Thousands                                                           2001            2000
--------------------------------------------------------------------------------------------
Balance at beginning of period                                      $ 143,614         59,597
Provision charged to operations                                         6,380          2,177
Recoveries of loans previously charged-off                              2,052            875
Loan losses charged to allowance                                       (8,007)        (3,560)
--------------------------------------------------------------------------------------------
Balance at end of period                                            $ 144,039         59,089
--------------------------------------------------------------------------------------------

(5) RISK ASSETS

Following is a summary of risk assets at March 31, 2001, December 31, 2000, and March 31, 2000:

                                                        March 31,    December 31,    March 31,
In Thousands                                              2001           2000          2000
----------------------------------------------------------------------------------------------
Nonaccrual loans                                         $10,977        7,219          1,207
Other real estate acquired through loan foreclosures       5,512        5,652            220
Restructured loans                                         2,224        2,232              -
Accruing loans 90 days or more past due                   21,682       26,362          5,037
------------------------------------------------------------------ ---------------------------
Total risk assets                                        $40,395       41,465          6,464
----------------------------------------------------------------------------------------------

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the quarters ended March 31, 2001 and 2000.

                                                            2001                                        2000
                                                -------------------------------      ---------------------------------
                                                Before         Tax         Net       Before         Tax           Net
                                                  tax       (expense)    of tax        tax       (expense)      of tax
In Thousands                                    amount       benefit     amount      amount       benefit       amount
----------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising
         during holding period                  $10,912     (4,310)        6,602       (3,969)       1,568     (2,401)
     Less:  Reclassification adjustment
         for gains realized in net income           720       (284)          436            1            -          1
Unrealized gains (losses) on cash flow
 hedging instruments:
     Unrealized losses arising during
         holding period                          (1,159)       458          (701)           -            -          -
     Less: Reclasification adjustment
         for gains realized in net income          (694)       274          (420)           -            -          -

Other comprehensive income (loss)                                          5,885                               (2,402)
Net income                                                                52,290                               23,992
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $58,175                               21,590
----------------------------------------------------------------------------------------------------------------------

(7) PER SHARE DATA

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the quarters ended March 31, 2001 and 2000. Dilutive common shares arise from the potentially dilutive effect of NCFC's stock options outstanding.



In Thousand Except Per Share Data                         2001          2000
-----------------------------------------------------------------------------
BASIC EPS
Average common shares outstanding                       205,632       108,277
Net income                                             $ 52,290        23,992
Earnings per share                                     $    .25           .22
-----------------------------------------------------------------------------
DILUTED EPS
Average common shares outstanding                       205,632       108,277
Average dilutive common shares                            2,913         1,460
-----------------------------------------------------------------------------
Adjusted average common shares                          208,545       109,737
Net income                                             $ 52,290        23,992
Earnings per share                                     $    .25           .22
-----------------------------------------------------------------------------

(8) CONTINGENCIES

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCFC or its subsidiaries.

(9) SEGMENT INFORMATION

TRADITIONAL BANKING This segment includes sales and distribution of financial products and services to consumer and corporate customers. These products and services include loan products such as residential mortgages, home equity loans, automobile and other personal loan products. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes financial services provided to large and medium-sized corporations including real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of NCFC's investment portfolio and non-deposit based funding.

FINANCIAL ENTERPRISES This segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and institutional broker/dealer activities.

The accounting policies of the individual segments are the same as those of NCFC. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment revenues. Net interest income is presented on a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources, accounting and other back-office support functions and management overhead are allocated to each segment based upon various statistical information.

The following tables present condensed income statements and average assets for each reportable segment.

                                                        Traditional        Financial
In Thousands                                              banking         Enterprises      Total
-------------------------------------------------------------------------------------------------
Quarter ended March 31, 2001:
Net interest income                                   $      156,221         3,992        160,213
Provision for loan loss                                        6,380            --          6,380
-------------------------------------------------------------------------------------------------
Net interest income after provision                          149,841         3,992        153,833
Non-interest income                                           39,513        34,366         73,879
Non-interest expense                                         111,823        25,997        137,820
-------------------------------------------------------------------------------------------------
Income before income taxes                                    77,531        12,361         89,892
Income taxes                                                  32,733         4,869         37,602
-------------------------------------------------------------------------------------------------
Net income                                            $       44,798         7,492         52,290
-------------------------------------------------------------------------------------------------

Average assets                                        $   17,062,210       519,338     17,581,548

Quarter ended March 31, 2000:
Net interest income                                   $       63,120         2,556         65,676
Provision for loan loss                                        2,177            --          2,177
-------------------------------------------------------------------------------------------------
Net interest income after provision                           60,943         2,556         63,499
Non-interest income                                            9,493        14,450         23,943
Non-interest expense                                          38,085         9,790         47,875
-------------------------------------------------------------------------------------------------
Income before income taxes                                    32,351         7,216         39,567
Income taxes                                                  12,761         2,814         15,575
-------------------------------------------------------------------------------------------------
Net income                                            $       19,590         4,402         23,992
-------------------------------------------------------------------------------------------------

Average assets                                        $    6,909,432       373,433      7,282,865

(10) SUBSEQUENT EVENTS

On April 6, 2001, NCFC announced that it had executed an agreement for NCFC to acquire First Vantage Bank, a $168 million financial institution with ten locations in East Tennessee. The acquisition is subject to regulatory approval and is expected to close in the third quarter of 2001. The transaction is anticipated to be accounted for as a purchase.

On April 25, 2001, the stockholders of NCFC approved a name change of the former National Commerce Bancorporation to National Commerce Financial Corporation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Our objective is to provide a concise but complete understanding of the financial condition and results of operations of National Commerce Financial Corporation ("NCFC" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries for the quarters ended March 31, 2001 and 2000. NCFC is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries. Our banking subsidiaries are Central Carolina Bank and Trust Company ("CCB"), a $10.5 billion state-chartered bank based in North Carolina, National Bank of Commerce ("NBC"), a $7.2 billion national banking association based in Tennessee and NBC Bank, FSB, a $23 million federal savings bank with branches in Mississippi (collectively, the "Subsidiary Banks") Additionally, NCFC owns 49 percent of First Market Bank, FSB, a $608 million institution based in Virginia. Our other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an investment advisor; First Mercantile Trust ("First Mercantile"), a provider of processing and other services for retirement plans; First Mercantile Capital Management, Inc. ("First Mercantile Capital"), a provider of professional money management services for employee benefit plans; U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Corporation, providers of security programs in the long-term care industry; National Commerce Capital Trust I, a special purpose entity formed to offer floating-rate capital trust pass-through securities; and Monroe Properties, an inactive subsidiary that has held foreclosed real estate. Additionally, both CCB and NBC have wholly-owned subsidiaries that provide a variety of services including retail banking consulting, trust, investment advisory, insurance, broker/dealer and leasing services. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "plans," "estimates," "projects," "objectives" and "goals" and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management's judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

 . Increases in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share.

 . Our markets are intensely competitive, and competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our net interest margin, our ability to recruit and retain associates, our non-interest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, the Gramm-Leach-Bliley Act has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

 .  We continue to integrate CCB following our merger with CCB Financial
   Corporation in July 2000, and costs incurred in such continuing integration and difficulties we might experience in effecting the integration could have a material adverse effect on our efficiency ratio and our product delivery, which could adversely affect our earnings.

 . We have recently restated our earnings for 1998 through 2000 due to technical violations of pooling of interest rules, and any failure to meet consensus earnings estimates could have a more pronounced negative impact on our share price than if we had not restated our earnings for those years.

 . If the domestic economy suffers a longer and deeper slowdown than is currently anticipated, we could experience a decline in credit quality which could have a material adverse effect on our earnings.

 . We are subject to regulation by federal and state banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Results of Operations

Results of operations for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 are impacted significantly by the purchase acquisitions of Piedmont Bancorp, Inc. in April, 2000, CCB Financial Corporation in July, 2000 and First Mercantile and First Mercantile Capital in July, 2000. These companies are referred to collectively in the remainder of this discussion as the "Acquired Companies".

Net income for the three months ended March 31, 2001 totaled $52.3 million compared to 2000's $24.0 million. First quarter 2000 income included a loss on interest rate swaps of $4.8 million ($3 million after-tax). Basic and diluted income per share totaled $.25 in 2001 and $.22 in the first quarter of 2000. Annualized returns on average assets and stockholders' equity were 1.21% and 8.87%, respectively, in 2001 compared to 2000's 1.32% and 14.79%. Excluding the non-recurring 2000 loss, annualized returns on average assets and stockholders' equity were 1.48% and 16.54%.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Slower loan growth resulted in average earning assets growing $39.3 million during the first quarter of 2001 from the fourth quarter of 2000. During the first quarter of 2001, the Federal Reserve decreased the target federal funds rate three times, in 50 basis point increments. Changes in the federal funds rate generally affect other interest rates. The Subsidiary Banks' prime rates have fallen from 9.50% at December 31, 2000 to 8.00% at March 31, 2001 and compare to the March 31, 2000 prime rate of 9.00%. With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our net interest margin improved to 4.17% for the first quarter of 2001 compared to fourth quarter 2000's 4.12% and our interest rate spread widened to 3.50% compared to the fourth quarter's 3.37%. The net interest margin for the first quarter of 2000, which excludes the Acquired Companies, was 3.91% and the interest rate spread was 3.37%. Management expects additional decreases in short-term interest rates in 2001 as the Federal Reserve acts to combat recession fears and perceived slowdowns in the economy. We expect that such actions will result in additional improvements to our net interest income.

PROVISION FOR LOAN LOSSES The provision for loan losses during the first quarter of 2001 was $6.4 million compared to $5.3 million in the fourth quarter of 2000 and $2.2 million in the first quarter of 2000. Net loan charge-offs (annualized) were .22%, .19% and .27% for the respective periods. Total risk assets fell $1.1 million from December 31, 2000. The allowance for loan losses as a percent of total loans and leases was 1.30% at March 31, 2001 and December 31, 2000. At March 31, 2000, prior to the purchase of the Acquired Companies, the allowance amounted to 1.45% of total loans and leases.

The Company tracks a number of key performance indicators in establishing the allowance for loan losses. Management believes that indicators of portfolio quality and general economic conditions have not changed significantly since December 31, 2000. Consequently, the allowance for loan losses and the allocation of components of the allowance at March 31, 2001 are consistent with the amounts at December 31, 2000. The following table summarizes indicators of portfolio quality and the allowance for loan losses at March 31, 2001 and December 31 and March 31, 2000 and for the quarters then ended (dollars in millions):

                                                 March 31, 2001   December 31, 2000   March 31, 2000
                                                 --------------   -----------------   --------------
Loans outstanding                                     $11,093           11,008              4,061

Ratio of allowance for loan losses to
  loans outstanding                                      1.30%            1.30               1.45

Average loans outstanding for the period              $11,033           10,925              4,019

Ratio of annualized net charge-offs to average
  loans for the period                                   0.22%            0.19               0.27

Ratio of recoveries to charge-offs for the
  period                                                25.63%           20.39              24.58

Ratio of non-performing assets to:
  Loans outstanding and other assets acquired
    through loan foreclosures                            0.17%            0.14               0.04

  Total assets                                           0.11%            0.09               0.02

Ratio of total risk assets to:
  Loans outstanding and other assets acquired
    through loan foreclosures                            0.36%            0.38               0.16

  Total assets                                           0.23%            0.23               0.09

Allowance for loan losses to total risk assets           3.57X            3.46               9.14

Management performs a detailed analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. Based on its review, Management believes that the allowance for loan losses at March 31, 2001 is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Non-interest income, excluding investment securities transactions, increased from $23.9 million in first quarter 2000 to $73.2 million in first quarter 2001. Approximately $40.8 million of the increase is attributable to the Acquired Companies. In addition, institutional broker/dealer revenue and commissions increased by $6.4 million, from $4.4 million to $10.8 million, due to higher volumes of broker/dealer transactions experienced by NCFC's institutional broker, Capital Markets Group, Inc. Excluding Capital Markets and growth resulting from the Acquired Companies, non-interest income in first quarter 2001 increased by $2.1 million, or 10.8% over first quarter 2000. Annualized noninterest income as a percentage of average assets improved to 1.70% for first quarter 2001 compared to 1.32% in the same period of 2000.

                                                                         Table 1

            National Commerce Financial Corporation and Subsidiaries
                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                   Three Months Ended March 31, 2001 and 2000
               (Taxable Equivalent Basis - Dollars In Thousands)

                                                            2001                                   2000
                                            -----------------------------------    ----------------------------------
                                                          Interest    Average                    Interest    Average
                                              Average     Income/     Yield/         Average     Income/     Yield/
                                              Balance     Expense      Rate          Balance     Expense      Rate
                                            ------------  ---------  ----------    ------------ -----------  --------
EARNING ASSETS
Loans (2)                                $   11,033,307    249,355        9.14 %     4,019,195      89,795      8.98
U.S. Treasury and agency obligations (3)      2,890,477     54,301        7.53       1,683,005      28,490      6.78
States and political subdivision
obligations                                     183,132      3,011        6.58         130,468       2,630      7.87
Equity and other securities (3)               1,130,856     20,818        7.36         701,990      13,030      7.42
Trading account securities                       64,191        921        5.74          29,391         484      6.58
Federal funds sold and other
  short-term investments                        100,589      1,461        5.89         143,560       2,169      6.08
Time deposits in other banks                     28,200        394        5.67          10,201         100      3.93
---------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                 15,430,752    330,261        8.64       6,717,810     136,698      8.17
---------------------------------------------------------------------------------------------------------------------

NON-EARNING ASSETS
Cash and due from banks                         346,416                                197,360
Premises and equipment                          205,552                                 47,645
All other assets, net                         1,598,828                                320,050
---------------------------------------------------------------------------------------------------------------------
    Total assets                         $   17,581,548                              7,282,865
---------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Savings and time deposits                $   10,657,118    130,160        4.95 %     4,157,695      46,513      4.50
Short-term borrowed funds                     1,179,763     15,831        5.58         907,632      12,367      5.51
Federal Home Loan Bank advances               1,544,128     23,415        5.47         881,429      12,050      5.50
Long-term debt                                   39,380        642        6.56           6,384          92      5.75
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       13,420,389    170,048        5.14       5,953,140      71,022      4.80
---------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND
  STOCKHOLDERS' EQUITY
Demand deposits                               1,284,045                                524,934
Other liabilities                               435,508                                102,618
Capital trust pass-through securities            49,842                                 49,911
Stockholders' equity                          2,391,764                                652,262
---------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'  $   17,581,548                              7,282,865
equity
---------------------------------------------------------------------------------------------------------------------

Net interest income and net interest
margin (4)                                              $  160,213        4.17 %                    65,676      3.91
---------------------------------------------------------------------------------------------------------------------

Interest rate spread (5)                                                  3.50 %                                3.37
---------------------------------------------------------------------------------------------------------------------

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2001 and 2000.
(2) The average loan balances include non-accruing loans.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Non-interest expenses increased to $137.8 million in first quarter 2001 from $43.1 million in first quarter 2000, after excluding the 2000 loss on interest rate swaps. Approximately $83.4 million of the increase is attributable to the Acquired Companies. In addition, expenses of Capital Markets increased by $4.5 million, from $3.5 million to $8.0 million related to the increase in broker/dealer revenues discussed previously. Excluding Capital Markets and growth resulting from the Acquired Companies, non-interest expense in first quarter 2001 increased by $6.8 million, or 17.2% over first quarter 2000 due to expansion of service delivery in the NBC markets and general growth of our operations.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income) as a percentage of average assets decreased to .85% for the three months ended March 31, 2001 from .90% for the same period in 2000. Our cash efficiency ratio (noninterest expense, less goodwill and core deposit amortization, as a percentage of taxable equivalent net interest income and noninterest income) was 47.29% for the three months ended March 31, 2001 and 44.95% for the 2000 period. The following schedule presents noninterest income and expense as a percentage of average assets for the three months ended March 31, 2001 and 2000 (excluding goodwill and core deposit amortization, and the non-recurring loss on interest rate swaps in 2000).

                                                       2001          2000
-------------------------------------------------------------------------
Noninterest income                                     1.70  %       1.32
-------------------------------------------------------------------------
Personnel expense                                      1.38          1.15
Occupancy and equipment expense                         .35           .29
Other operating expense, cash basis                     .82           .78
-------------------------------------------------------------------------
Noninterest expense, cash basis                        2.55          2.22
-------------------------------------------------------------------------
Net overhead, cash basis                                .85  %        .90
-------------------------------------------------------------------------

Financial Condition; Liquidity and Capital Resources

Total assets have increased $10.3 billion since March 31, 2000 with the majority of the increase attributable to the Acquired Companies. Average assets have increased $10.3 billion from $7.3 billion for the quarter ended March 31, 2000 to $17.6 billion for the quarter ended March 31, 2001.

At March 31, 2001, total risk assets (consisting of nonaccrual loans, foreclosed real estate, restructured loans and accruing loans 90 days or more past due) amounted to $40.4 million or .36% of outstanding loans plus other assets acquired through loan foreclosures. This compares to $41.5 million or .38% at December 31, 2000 and $6.5 million or .16% at March 31, 2000, prior to purchase of the Acquired Companies. The allowance for loan losses to risk assets was 3.57x at March 31, 2001 compared to 3.46x at December 31, 2000 and 9.14x at March 31, 2000.

Our capital position has historically been strong as evidenced by the ratio of average tangible equity to average tangible assets of 7.20% and 7.30% for the three months ended March 31, 2001 and 2000, respectively. The unrealized gains on investment securities available for sale, net of applicable tax expense, increased $6.2 million from December 31, 2000 to result in an after-tax unrealized gain at March 31, 2001 of $29.0 million. As of March 31, 2001, unrealized gains on investment securities available for sale, net of applicable tax expense, increased book value per share by $.14.

On April 25, 2001, NCFC's Board of Directors declared a quarterly cash dividend of $.13 per common share. The dividend is payable July 2, 2001, to stockholders of record as of June 8, 2001.

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

The following table discloses NCFC's components of capital, risk-adjusted asset information and capital ratios at March 31, 2001.

Tier I capital                               $   1,214,745
Tier II capital:
   Allowable loan loss reserve                     144,039
   Subordinated debt                                13,194
   Other                                                 9
                                             -------------
      Total capital                          $   1,371,987
==========================================================
Risk-adjusted assets                         $  12,302,220
Average regulatory assets                       16,385,457

Tier I capital ratio                                  9.87 %
Total capital ratio                                  11.15
Leverage ratio                                        7.42
==========================================================

Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

NCFC's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCFC's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. NCFC is not subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), comprised of senior management. ALCO regularly reviews NCFC's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

During the quarter ended March 31, 2001, NCFC terminated $1.5 billion notional amount of pay fixed/receive variable interest rate swap agreements. Management believes that there have been no other significant changes in market risk as disclosed in NCFC's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a).       Exhibits

           None.

(b).       Reports on Form 8-K

           A Current Report on Form 8-K dated January 19, 2001 was filed under Items 5 and 7 reporting a publicly-disseminated press release and the text of a presentation by management.

           A Current Report on Form 8-K dated March 20, 2001 was filed March 26, 2001 under Item 4 reporting a change in accountants. This report was amended on Form 8-K/A filed June 11, 2001.

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL COMMERCE FINANCIAL CORPORATION
                                         ---------------------------------------
                                                      Registrant


Date: July 2, 2001                               /s/ ERNEST C. ROESSLER
                                                 ----------------------
                                                 Ernest C. Roessler
                                                 President and
                                                 Chief Executive Officer


Date: July 2, 2001                               /s/ SHELDON M. FOX
                                                 ------------------
                                                 Sheldon M. Fox
                                                 Chief Financial Officer


Date: July 2, 2001                               /s/ MARK A. WENDEL
                                                 ------------------
                                                 Mark A. Wendel
                                                 Senior Vice President and Chief
                                                 Accounting Officer