Form 10-Q
period 2001-06-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-08-14
CIK 101844

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

                       For the period ended June 30, 2001

                         Commission File Number: 0-6094

                    NATIONAL COMMERCE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of issuer as specified in charter)

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

   Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.
                                 [_] Yes [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes ofcommon stock, as of the latest practicable date.

     Common Stock, $2 Par value                     204,507,598 shares
------------------------------------       ------------------------------------
          (Class of Stock)                   (Shares outstanding as of August
                                                        10, 2001)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            National Commerce Financial Corporation and Subsidiaries

                               INDEX TO FORM 10-Q

 Part I.  Financial Information
          Item 1. Financial Statements
                  Consolidated Balance Sheets
                   June 30, 2001 and December 31, 2000...................    3
                  Consolidated Statements of Income
                   Three and Six Months Ended June 30, 2001 and 2000.....    4
                  Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2001 and 2000...............    5
                  Notes to Consolidated Financial Statements
                   As of and for the Six Months Ended June 30, 2001 and
                   2000..................................................    6
          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   11
          Item 3. Quantitative and Qualitative Disclosures About Market
                   Risk..................................................   20
 Part II. Other Information
          Item 6. Exhibits and Reports on Form 8-K.......................   21
          Signatures......................................................  22

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000

                                                     (Unaudited)
                                                      June 30,   December 31,
                                                     ----------------------
In Thousands Except Share Data                          2001         2000
---------------------------------------------------  ----------------------
Assets
Cash and due from banks                              $   522,147     446,712
Time deposits in other banks                              39,787      32,183
Federal funds sold and other short-term investments      125,178      52,572
Investment securities:
 Available for sale                                    2,501,885   2,401,526
 Held to maturity (fair values of $1,649,292 and
  $1,984,700)                                          1,645,528   2,016,795
Trading account securities                                59,746      74,417
Loans                                                 11,236,246  11,008,419
 Less allowance for loan losses                          145,659     143,614
---------------------------------------------------  ----------------------
 Net loans                                            11,090,587  10,864,805
---------------------------------------------------  ----------------------
Premises and equipment                                   202,511     204,903
Goodwill                                                 910,421     934,467
Core deposit intangibles                                 258,042     287,707
Other assets                                             596,858     429,705
---------------------------------------------------  ----------------------
 Total assets                                        $17,952,690  17,745,792
-----------------------------------------------------------------------------
Liabilities
Deposits:
 Demand (non-interest-bearing)                       $ 1,518,771   1,366,178
 Savings, NOW and money market accounts                4,566,990   4,474,114
 Jumbo and brokered certificates of deposits           1,692,260   2,006,741
 Consumer time deposits                                4,206,756   4,132,598
---------------------------------------------------  ----------------------
 Total deposits                                       11,984,777  11,979,631
Short-term borrowed funds                              1,116,482   1,212,903
Federal Home Loan Bank advances                        1,950,869   1,649,055
Long-term debt                                            39,376      39,379
Other liabilities                                        431,024     450,064
---------------------------------------------------  ----------------------
 Total liabilities                                    15,522,528  15,331,032
---------------------------------------------------  ----------------------
Capital trust pass-through securities                     42,639      49,922
Stockholders' equity
Preferred stock, no par value. Authorized 5,000,000
 shares; none issued                                          --          --
Common stock, $2 par value. Authorized 400,000,000
 shares; 204,359,873 and 205,246,098 shares issued       408,720     410,492
Additional paid-in capital                             1,733,388   1,765,723
Retained earnings                                        220,229     165,829
Accumulated other comprehensive income (loss)             25,186      22,794
---------------------------------------------------  ----------------------
 Total stockholders' equity                            2,387,523   2,364,838
---------------------------------------------------  ----------------------
 Total liabilities and stockholders' equity          $17,952,690  17,745,792
-----------------------------------------------------------------------------

Commitments and contingencies

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                          Three Months Ended Six Months Ended
                                               June 30,          June 30,
                                          ------------------------------------
In Thousands Except Per Share Data          2001      2000     2001     2000
----------------------------------------  ------------------------------------
Interest income
Interest and fees on loans                $ 239,072   95,367  485,221  183,243
Interest and dividends on investment
 securities:
 U.S. Treasury                                  796      471    1,437      872
 U.S. Government agencies and
  corporations                               48,454   29,472   99,182   57,147
 States and political subdivisions
  (primarily tax-exempt)                      2,350    1,686    4,909    3,401
 Equity and other securities                 17,636   12,022   37,951   24,033
Interest and dividends on trading
 account securities                             761      520    1,659      996
Interest on time deposits in other banks        317       28      711      127
Interest on federal funds sold and other
 short-term investments                         634    2,826    2,041    4,995
----------------------------------------  ------------------------------------
 Total interest income                      310,020  142,392  633,111  274,814
----------------------------------------  ------------------------------------

Interest expense
Deposits                                    114,007   49,744  244,166   96,256
Short-term borrowed funds                     9,578   17,427   25,409   29,794
Federal Home Loan Bank advances              23,688   12,634   47,104   24,684
Long-term debt                                  646       92    1,288      184
----------------------------------------  ------------------------------------
 Total interest expense                     147,919   79,897  317,967  150,918
----------------------------------------  ------------------------------------
Net interest income                         162,101   62,495  315,144  123,896
Provision for loan losses                     6,304    3,865   12,684    6,042
----------------------------------------  ------------------------------------
Net interest income after provision for
 loan losses                                155,797   58,630  302,460  117,854
----------------------------------------  ------------------------------------

Other income
Service charges on deposit accounts          30,460    8,521   57,750   16,063
Trust and custodian fees                     13,382    2,362   27,264    4,712
Other service charges and fees                9,064    5,837   17,800   10,849
Broker/dealer revenue and other
 commissions                                 16,202    3,677   31,268    8,416
Other operating                               9,435    4,042   17,618    8,342
Investment securities gains                     575      127    1,295      128
----------------------------------------  ------------------------------------
 Total other income                          79,118   24,566  152,995   48,510
----------------------------------------  ------------------------------------

Other expense
Personnel                                    62,447   21,362  122,347   42,268
Net occupancy                                 9,159    3,899   18,481    7,471
Equipment                                     6,135    1,874   11,970    3,640
Losses on interest rate swaps                    --    2,917      672    7,682
Goodwill amortization                        12,046    1,527   24,120    2,883
Core deposit intangibles amortization        14,622    1,722   29,664    3,194
Other operating                              40,515   14,760   75,489   28,799
----------------------------------------  ------------------------------------
 Total other expenses                       144,924   48,061  282,743   95,937
----------------------------------------  ------------------------------------
Income before income taxes                   89,991   35,135  172,712   70,427
Income taxes                                 34,456   11,194   64,887   22,494
----------------------------------------  ------------------------------------
Net income                                $  55,535   23,941  107,825   47,933
------------------------------------------------------------------------------

Earnings per common share
 Basic                                    $     .27      .22      .52      .44
 Diluted                                        .27      .22      .52      .43
Weighted average shares outstanding
 Basic                                      205,433  109,425  205,532  108,851
 Diluted                                    207,891  111,151  208,218  110,444

See accompanying notes to consolidated financial statements.

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

In Thousands                                            2001       2000
----------------------------------------------------- ------------------------
Operating activities
Net income                                            $ 107,825    47,933
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, amortization and accretion, net           55,399     9,365
 Provision for loan losses                               12,684     6,042
 Net gain on sales of investment securities              (1,295)     (128)
 Losses on interest rate swaps                              672     7,682
 Deferred income taxes                                    5,370    (4,443)
 Changes in:
 Trading account securities                              14,671    (7,366)
 Other assets                                          (164,093)   (6,908)
 Other liabilities                                      (15,887)  (15,125)
 Other operating activities, net                          1,046    (6,726)
----------------------------------------------------- ------------------------
 Net cash provided by operating activities               16,392    30,326
----------------------------------------------------- ------------------------
Investing activities
Proceeds from:
 Maturities and issuer calls of investment securities
  held to maturity                                      463,423        --
 Sales of investment securities available for sale       64,875    34,068
 Maturities and issuer calls of investment securities
  available for sale                                    646,200        --
Purchases of:
 Investment securities held to maturity                 (90,967) (141,506)
 Investment securities available for sale              (810,079) (136,991)
 Premises and equipment                                  (8,155)   (2,065)
Net originations of loans                              (229,545) (173,281)
Net cash acquired in business combinations                   --     3,427
----------------------------------------------------- ------------------------
 Net cash provided (used) by investing activities        35,752  (416,348)
----------------------------------------------------- ------------------------
Financing activities
Net increase in deposit accounts                          2,545   135,319
Net increase (decrease) in short-term borrowed funds    (96,421)  292,624
Net increase in FHLB advances                           299,014    19,398
Net increase in long-term debt                               --         7
Repurchase and retirement of capital trust pass-
 through securities                                      (7,303)        6
Issuances of common stock from exercise of stock
 options, net                                            10,731     2,182
Issuances of common stock and other                          --     1,406
Purchase and retirement of common stock                 (51,585)  (17,167)
Cash dividends paid                                     (53,480)  (22,834)
----------------------------------------------------- ------------------------
 Net cash provided by financing activities              103,501   410,941
----------------------------------------------------- ------------------------
Net increase in cash and cash equivalents               155,645    24,919
Cash and cash equivalents at beginning of period        531,467   261,296
----------------------------------------------------- ------------------------
Cash and cash equivalents at end of period            $ 687,112   286,215
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period                       $ 329,254   150,338
------------------------------------------------------------------------------
Income taxes paid during the period                   $  35,164    15,138
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
           As of and for the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


(1) Consolidation and Presentation

   The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation ("NCFC") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accord-ingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial po-sition, results of operations and cash flows of NCFC on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCFC's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000. Op-erating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

 Consolidation

   NCFC is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCFC has two principal lines of business which are op-erated as business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust and asset manage-ment, retail banking consulting and capital markets. NCFC's wholly-owned bank subsidiaries include Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce, ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCFC:
TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercan-tile Trust, First Mercantile Capital Management, Inc., U.S.I. Alliance, Senior Housing Crime Prevention Foundation Investment Corporation, National Commerce Capital Trust I and Monroe Properties. Additionally, both CCB and NBC have subsidiaries that provide a variety of services including retail banking con-sulting, trust, investment advisory, insurance, broker/dealer and leasing services. All significant intercompany transactions and accounts are elimi-nated in consolidation.

 Earnings Per Share

   Basic earnings per share ("EPS") excludes dilution and is computed by di-viding net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus dilutive stock op-tions (as computed under the treasury stock method) assumed to have been exer-cised during the period.

 Comprehensive Income

   Comprehensive income is the change in equity during the period from trans-actions and other events and circumstances from non-owner sources. Total com-prehensive income is comprised of net income and other comprehensive income
(loss). Other comprehensive income (loss) for the six months ended June 30, 2001 and 2000 and accumulated other comprehensive income (loss) as of June 30, 2001, December 31, 2000 and June 30, 2000 are comprised of unrealized gains and losses on certain investments in debt and equity securities and certain hedging instruments.

(2) Restatements

   As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, NCFC has restated its historical financial statements for the presentation of nine business combinations as purchases rather than as poolings of interests as previously reported. The reasons for, and financial impact of, the adjustments are described in NCFC's Annual Report on Form 10-K/A for the fiscal period ended December 31, 2000.

   As a result of the foregoing, NCFC's 2000 consolidated financial statements have been restated for the interim periods of 2000 and 1999, and fiscal years 2000, 1999 and 1998. The restated financial statements for the periods, in-cluding condensed financial statements for the six months ended June 30, 2000, are included in NCFC's Annual Report on Form 10-K/A for the fiscal period ended December 31, 2000. Management believes that NCFC's consolidated finan-cial statements, as restated, include all adjustments necessary for a fair presentation of NCFC's financial position as of June 30, 2000 and its results of operations for the six months then ended.

(3) Loans

   A summary of loans at June 30, 2001 and December 31, 2000 follows:

In Thousands                               2001        2000
--------------------------------------  ----------------------
Commercial, financial and agricultural  $ 1,305,261  1,223,032
Real estate-construction                  2,058,044  1,907,533
Real estate-mortgage                      6,322,347  5,959,114
Consumer                                  1,352,879  1,730,940
Revolving credit                             61,189     58,840
Lease financing                             153,769    145,883
--------------------------------------  ----------------------
 Gross loans                             11,253,489 11,025,342
Less unearned income                         17,243     16,923
--------------------------------------  ----------------------
 Total loans                            $11,236,246 11,008,419
--------------------------------------------------------------

(4) Allowance for Loan Losses

   Following is the activity in the allowance for loan losses during the six months ended June 30, 2001 and 2000:

In Thousands                                  2001     2000
------------------------------------------  ----------------
Balance at beginning of period              $143,614  59,597
Provision charged to operations               12,684   6,041
Addition from acquired institutions               --   1,131
Recoveries of loans previously charged-off     3,723   1,848
Loan losses charged to allowance             (14,362) (6,556)
------------------------------------------  ----------------
Balance at end of period                    $145,659  62,061
-------------------------------------------------------------

(5) Risk Assets

   Following is a summary of risk assets at June 30, 2001, December 31, 2000, and June 30, 2000:

                                         June 30, December 31, June 30,
In Thousands                               2001      2000       2000
---------------------------------------  --------------------------
Nonaccrual loans                         $11,780     7,219     1,377
Other real estate acquired through loan
 foreclosures                              7,787     5,652     1,309
Restructured loans                            --     2,232        --
Accruing loans 90 days or more past due   29,397    26,362     6,142
---------------------------------------  --------------------------
Total risk assets                        $48,964    41,465     8,828
----------------------------------------------------------------------

(6) Comprehensive Income

   The following table presents the components of other comprehensive income and the related tax effects allocated for the six months ended June 30, 2001 and 2000:

                                      2001                     2000
                            --------------------------------------------------
                            Before    Tax     Net of  Before     Tax    Net of
                             tax   (expense)   tax     tax    (expense)  tax
In Thousands                amount benefit    amount  amount  benefit   amount
--------------------------  --------------------------------------------------
Unrealized gains (losses)
 on securities:
 Unrealized gains (losses)
  arising during holding
  period                    $5,248  (2,073)     3,175 (5,269)  2,081    (3,188)
 Less: Reclassification
  adjustment for gains
  realized in net income     1,295    (512)       783    128     (51)       77
--------------------------  --------------------------------------------------
Other comprehensive income
 (loss)                                         2,392                   (3,265)
Net income                                    107,825                   47,933
--------------------------  --------------------------------------------------
Comprehensive income                         $110,217                   44,668
-------------------------------------------------------------------------------

(7) Per Share Data

   The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2001 and 2000. Dilutive common shares arise from the potentially dilutive ef-fect of NCFC's stock options outstanding.

                                    Three Months     Six Months
                                   Ended June 30,  Ended June 30,
                                   --------------- ---------------
In Thousands Except Per Share
Data                                2001    2000    2001    2000
---------------------------------  -------------------------------
Basic EPS
Average common shares outstanding  205,433 109,425 205,532 108,851
Net income                         $55,535  23,941 107,825  47,933
Earnings per share                     .27     .22     .52     .44
------------------------------------------------------------------
Diluted EPS
Average common shares outstanding  205,433 109,425 205,532 108,851
Average dilutive common shares       2,458   1,726   2,686   1,593
---------------------------------  -------------------------------
Adjusted average common shares     207,891 111,151 208,218 110,444
---------------------------------  -------------------------------
Net income                         $55,535  23,941 107,825  47,933
Earnings per share                     .27     .22     .52     .43
------------------------------------------------------------------

(8) Contingencies

   Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCFC or its subsidiaries.

(9) Segment Information

 Traditional Banking

   This segment includes sales and distribution of financial products and services to consumer and corporate customers. These products and services in-clude loan products such as residential mortgages, home equity loans, automo-bile and other personal loan products. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes financial services provided to large and me-dium-sized corporations including real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of NCFC's investment portfolio and non-deposit based funding.

 Financial Enterprises

   This segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and in-stitutional broker/dealer activities.

   The accounting policies of the individual segments are the same as those of NCFC. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment revenues. Net interest in-come is presented on a taxable-equivalent basis. Expenses for centrally pro-vided services such as data processing, human resources, accounting and other back-office support functions and management overhead are allocated to each segment based upon various statistical information.

   The following tables present condensed income statements and average assets for each reportable segment.

                                     Traditional  Financial
In Thousands                           banking   Enterprises   Total
-----------------------------------  ----------------------------------
Quarter ended June 30, 2001:
Net interest income                  $   164,384     4,591      168,975
Provision for loan loss                    6,304        --        6,304
-----------------------------------  ----------------------------------
Net interest income after provision      158,080     4,591      162,671
Non-interest income                       41,693    37,425       79,118
Non-interest expense                     116,829    28,095      144,924
-----------------------------------  ----------------------------------
Income before income taxes                82,944    13,921       96,865
Income taxes                              35,901     5,429       41,330
-----------------------------------  ----------------------------------
Net income                           $    47,043     8,492       55,535
-----------------------------------------------------------------------
Average assets                       $17,070,933   522,368   17,604,925
Quarter ended June 30, 2000:
Net interest income                  $    63,520     3,311       66,831
Provision for loan loss                    3,865        --        3,865
-----------------------------------  ----------------------------------
Net interest income after provision       59,655     3,311       62,966
Non-interest income                       11,775    12,791       24,566
Non-interest expense                      38,670     9,391       48,061
-----------------------------------  ----------------------------------
Income before income taxes                32,760     6,711       39,471
Income taxes                              12,834     2,696       15,530
-----------------------------------  ----------------------------------
Net income                           $    19,926     4,015       23,941
-----------------------------------------------------------------------
Average assets                       $ 7,146,029   423,017    7,569,046
Six months ended June 30, 2001:
Net interest income                  $   320,605     8,583      329,188
Provision for loan loss                   12,684        --       12,684
-----------------------------------  ----------------------------------
Net interest income after provision      307,921     8,583      316,504
Non-interest income                       81,204    71,791      152,995
Non-interest expense                     228,651    54,092      282,743
-----------------------------------  ----------------------------------
Income before income taxes               160,474    26,282      186,756
Income taxes                              68,633    10,298       78,931
-----------------------------------  ----------------------------------
Net income                           $    91,841    15,984      107,825
-----------------------------------------------------------------------
Average assets                       $17,070,933   522,368   17,593,301
Six months ended June 30, 2000:
Net interest income                  $   126,641     5,867      132,508
Provision for loan loss                    6,042        --        6,042
-----------------------------------  ----------------------------------
Net interest income after provision      120,599     5,867      126,466
Non-interest income                       21,269    27,241       48,510
Non-interest expense                      76,756    19,181       95,937
Income before income taxes                65,112    13,927       79,039
Income taxes                              25,597     5,510       31,107
-----------------------------------  ----------------------------------
Net income                           $    39,515     8,417       47,932
-----------------------------------------------------------------------
Average assets                       $ 7,120,882   398,225    7,519,107

(10) Subsequent Events

   On July 16, 2001, NCFC announced that it had executed an agreement for NCFC to acquire SouthBanc Shares, Inc., a $660 million financial institution with ten locations in South Carolina. The acquisition is subject to regulatory ap-proval and is expected to close in the fourth quarter of 2001. The transaction is anticipated to be accounted for as a purchas

   NCFC announced on August 13, 2001 that it had signed a definitive agreement to acquire 37 First Union and Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia. The branch acquisition repre-sents approximately $1.5 billion in deposits and complements NCFC's existing branch network in the Southeast and expands its presence in the Carolinas.

   The branch acquisition is contingent upon completion of the proposed First Union and Wachovia merger, and is expected to close in the first quarter of 2002, subject to the approval of the appropriate regulatory authorities.

   The branches are to be divested as part of the First Union and Wachovia merger approval process to meet the U.S. Department of Justice's antitrust guidelines. The sale will include deposits, loans and related premises and equipment. NCFC has also agreed to offer employment to divested branch person-nel. Branches in North Carolina and South Carolina will operate under the name Central Carolina Bank, and locations in Virginia and Georgia will take on the National Bank of Commerce name.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Our objective is to provide a concise but complete understanding of the fi-nancial condition and results of operations of National Commerce Financial Corporation ("NCFC" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries for the six months ended June 30, 2001 and 2000. NCFC is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries. Our banking subsidiaries are Central Carolina Bank and Trust Company ("CCB"), a $10.6 billion state-chartered bank based in North Carolina, National Bank of Commerce ("NBC"), a $7.2 billion national banking association based in Tennessee, and NBC Bank, FSB, a $22 million fed-eral savings bank with branches in Mississippi (collectively, the "Subsidiary Banks"). Additionally, NCFC owns 49 percent of First Market Bank, FSB, a $665 million institution based in Virginia. Our other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an investment advisor; First Mercantile Trust ("First Mer-cantile"), a provider of processing and other services for retirement plans; First Mercantile Capital Management, Inc. ("First Mercantile Capital"), a pro-vider of professional money management services for employee benefit plans; U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Cor-poration, providers of security programs in the long-term care industry; Na-tional Commerce Capital Trust I, a special purpose entity formed to offer floating-rate capital trust pass-through securities; and Monroe Properties, an inactive subsidiary that has held foreclosed real estate. Additionally, both CCB and NBC have wholly-owned subsidiaries that provide a variety of services including retail banking consulting, trust, investment advisory, insurance, broker/dealer and leasing services. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supple-mental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

   . We have recently restated our earnings for 1998 through 2000 due to tech-nical violations of pooling-of-interest rules, and any failure to meet consen-sus earnings estimates could have a more pronounced negative impact on our share price than if we had not restated our earnings for those years.

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

Results of Operations -- Three Months Ended June 30, 2001 and 2000

   Results of operations for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 are impacted significantly by the pur-chase acquisitions of Piedmont Bancorp, Inc. in April, 2000, CCB Financial Corporation in July, 2000 and First Mercantile and First Mercantile Capital in July, 2000. These companies are referred to collectively in the remainder of this discussion as the "Acquired Companies".

   Net income for the three months ended June 30, 2001 totaled $55.5 million compared to 2000's $23.9 million. Second quarter 2000 income included a loss on interest rate swaps of $2.9 million. Basic and diluted income per share to-taled $.27 in second quarter 2001 and $.22 in the second quarter of 2000. Annualized returns on average assets and stockholders' equity were 1.27% and 9.19%, respectively, in 2001 compared to 2000's 1.27% and 14.22%.

 Net Interest Income

   Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Net interest income was $169 million in the second quarter of 2001, compared to $160.2 million for the first quarter of 2001, a 5.5% increase. During the second quarter of 2001, the Federal Reserve decreased the target federal funds rate three times by a total of 125 basis points after the 150 basis point decline in the first quarter of 2001. Changes in the federal funds rate generally affect other interest rates. The Subsidiary Banks' prime rates have fallen from 9.50% at December 31, 2000 to 6.75% at June 30, 2001 and compare to the June 30, 2000 prime rate of 9.50%. With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our net interest margin improved to 4.40% for the second quarter of 2001 compared to first quarter 2001's 4.17% and our interest rate spread widened to 3.81% compared to the first quarter's 3.50%. The net interest margin for the second quarter of 2000, which excludes the Acquired Companies, was 3.80% and the interest rate spread was 3.22%. Man-agement expects additional decreases in short-term interest rates in 2001 as the Federal Reserve acts to combat recession fears and perceived slowdowns in the economy. We expect that such actions will not impact our net interest in-come significantly.

 Provision for Loan Losses

   The provision for loan losses during the second quarter of 2001 was $6.3 million compared to $6.4 million in the first quarter of 2001 and $3.9 million in the second quarter of 2000. Net loan charge-offs (annualized) were .17%,
 .22% and .19% for the respective periods. The allowance for loan losses as a percent of total loans and leases was 1.30% at June 30, 2001 and March 31, 2001. At June 30, 2000, prior to the purchase of the Acquired Companies, the allowance amounted to 1.45% of total loans and leases.

   The Company tracks a number of key performance indicators in establishing the allowance for loan losses. Management believes that indicators of portfo-lio quality and general economic conditions have not changed significantly since March 31, 2001. Consequently, the allowance for loan losses and the al-location of components of the allowance at June 30, 2001 are consistent with the amounts at March 31, 2001. The following table summarizes indicators of portfolio quality and the allowance for loan losses at June 30, 2001 and March 31, 2001 and June 30, 2000 and for the quarters then ended (dollars in mil-lions):

                                                   June 30,  March 31, June 30,
                                                     2001      2001      2000
-------------------------------------------------  -------------------------
Loans outstanding                                  $11,236    11,093    4,266
Ratio of allowance for loan losses to loans
 outstanding                                          1.30%     1.30     1.45
Average loans outstanding for the period           $11,143    11,033    4,224
Ratio of annualized net charge-offs to average
 loans for the period                                  .17%      .22      .19
Ratio of recoveries to charge-offs for the period    26.29%    25.63    32.48
Ratio of non-performing assets to:
 Loans outstanding and other assets acquired
  through loan foreclosures                            .17%      .15      .06
 Total assets                                          .11%      .09      .04
Ratio of total risk assets to:
 Loans outstanding and other assets acquired
  through loan foreclosures                            .44%      .36      .21
 Total assets                                          .27%      .23      .12
Allowance for loan losses to total risk assets        2.97x     3.57     7.03
-------------------------------------------------------------------------------

   Management performs an analysis of the loan portfolio quarterly to deter-mine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. Based on its review, Management believes that the allowance for loan losses at June 30, 2001 is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regulatory agency exam-inations have not revealed any material problem credits that had not been pre-viously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

 Noninterest Income and Expense

   Non-interest income, excluding investment securities transactions, in-creased from $24.4 million in second quarter 2000 to $78.5 million in second quarter 2001. Approximately $44.3 million of the increase is attributable to the Acquired Companies. In addition, institutional broker/dealer revenue and commissions generated by NCFC's institutional broker, Capital Markets Group, Inc, increased by $8.5 million, from $3.3 million to $11.8 million, due to higher volumes of broker/dealer transactions. Excluding Capital Markets and growth resulting from the Acquired Companies, non-interest income in second quarter 2001 increased by $1.3 million, or 5.3% over second quarter 2000. Annualized noninterest income as a percentage of average assets improved to 1.93% for second quarter 2001 compared to 1.33% in the same period of 2000.

   Non-interest expenses increased to $144.9 million in second quarter 2001 from $45.1 million in second quarter 2000, after excluding the 2000 loss on interest rate swaps. Approximately $86.3 million of the increase is attribut-able to the Acquired Companies. In addition, Capital Markets' increased broker/dealer revenues resulted in $5.3 million higher expenses, primarily personnel costs. Excluding Capital Markets and growth resulting from the Ac-quired Companies, non-interest expense in second quarter 2001 increased by $8.2 million, or 18.2% over second quarter 2000 due in part to expansion of service delivery in the NCFC markets and general growth of our operations. Ad-ditionally, $3.5 million of expenses during the quarter were incurred in con-nection with the restatement of our prior financial statements and the retire-ment of a senior officer.

   As a result of the aforementioned changes, net overhead (noninterest ex-pense less noninterest income) as a percentage of average tangible assets in-creased to .96% for the three months ended June 30, 2001 from .91% for the three months ended March 31, 2001 and .94% for the three months ended June 30, 2000. Our cash efficiency ratio (noninterest expense, less goodwill and core deposit amortization, as a percentage of taxable equivalent net interest in-come and noninterest income) was 47.67% for the three months ended June 30, 2001, 47.29% for the three months ended March 31, 2001 and 45.84% for the three months ended June 30, 2000. The following schedule presents noninterest income and expense as a percentage of average tangible assets for the three months ended June 30, 2001, March 31, 2001 and June 30, 2000 (excluding good-will and core deposit amortization).

                                     June 30, March 31, June 30,
                                       2001     2001      2000
                                     -----------------------
 Noninterest income                    1.93     1.83      1.33
------------------------------------ -----------------------
 Personnel expense                     1.53     1.48      1.16
 Occupancy and equipment expense        .37      .38       .31
 Other operating expense, cash basis    .99      .88       .80
------------------------------------ -----------------------
 Noninterest expense, cash basis       2.89     2.74      2.27
------------------------------------ -----------------------
 Net overhead, cash basis               .96%     .91       .94
----------------------------------------------------------------

T A B L E 1

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
               Average Balances and Net Interest Income Analysis
                   Three Months Ended June 30, 2001 and 2000
              (Taxable Equivalent Basis--Dollars in Thousands) (1)

                                     2001                        2000
                         ----------------------------------------------------
                                     Interest Average           Interest Average
                           Average   Income/  Yield/   Average  Income/  Yield/
                           Balance   Expense   Rate    Balance  Expense   Rate
-----------------------  ----------------------------------------------------
Earning assets:
Loans (2)                $11,142,888  242,174  8.71%  4,224,071  97,179   9.24
U.S. Treasury and
 agency obligations (3)    2,893,493   52,086  7.21   1,772,174  30,361   6.85
States and political
 subdivision
 obligations                 168,315    2,802  6.68     126,701   2,582   7.94
Other securities (3)       1,028,326   18,059  7.03     693,034  13,220   7.63
Trading account
 securities                   60,125      799  5.31      35,586     532   5.98
Federal funds sold and
 other short-term
 investments                  52,800      657  4.99     170,119   2,827   6.68
Time deposits in other
 banks                        25,166      317  5.04      13,026      27   0.86
-----------------------  ----------------------------------------------------
 Total earning assets
  (3)                     15,371,113  316,894  8.26   7,034,711 146,728   8.37
                                     -------------              -------------
Non-earning assets:
Cash and due from banks      401,156                    181,541
Premises and equipment       202,822                     51,290
Goodwill                     918,208                    115,416
Core deposit premium         267,613                     28,123
All other assets, net        444,013                    157,965
-----------------------  -----------                  ---------
 Total assets            $17,604,925                  7,569,046
------------------------------------                  ---------
Interest-bearing
 liabilities:
Savings and time
 deposits                $10,417,256  114,007  4.39%  4,222,974  49,743   4.74
Short-term borrowed
 funds                       984,703    9,578  4.07   1,158,699  17,427   5.82
Federal Home Loan Bank
 advances                  1,878,033   23,688  5.06     852,073  12,635   5.96
Long-term debt                39,379      646  6.58       6,381      92   5.76
-----------------------  ----------------------------------------------------
 Total interest-bearing
  liabilities             13,319,371  147,919  4.45   6,240,127  79,897   5.15
                                     -------------              -------------
Other liabilities and
 stockholders' equity:
Demand deposits            1,417,129                    512,678
Other liabilities            402,538                     89,347
Capital trust pass-
 through securities           42,637                     49,911
Stockholders' equity       2,423,250                    676,983
-----------------------  -----------                  ---------
 Total liabilities and
  stockholders' equity   $17,604,925                  7,569,046
------------------------------------                  ---------
Net interest income and
 net interest margin
 (4)                                 $168,975  4.40%             66,831   3.80
-----------------------              -------------              -------------
Interest rate spread
 (5)                                           3.81%                      3.22
-----------------------                        ----                       ----

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2001 and 2000.
(2) The average loan balances include non-accruing loans. Loan fees of $5,585,000 and $2,832,000 for 2001 and 2000, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

--------------------------------------------------------------------------------

Results of Operations -- Six Months Ended June 30, 2001 and 2000

   Results of operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 are impacted significantly by the previ-ously discussed purchase of the Acquired Companies. Net income for the six months ended June 30, 2001 totaled $107.8 million which resulted in basic earnings per share of $.52 in 2001 compared to 2000's $47.9 million or $.44 basic earnings per share. Annualized returns on average assets and stockhold-ers' equity were 1.24% and 9.03%, respectively, in 2001 compared to 2000's 1.30% and 14.51%.

 Net Interest Income

   Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Average earning assets increased by $8.5 billion during the 2001 period. The increase was attribut-able to the Acquired Companies. The net interest margin increased 42 basis points to 4.28% for the 2001 period compared to 2000's 3.86% and the interest rate spread widened to 3.65% compared to 3.29% in 2000.

 Provision for Loan Losses

   The provision for loan losses for the first six months of 2001 was $12.7 million compared to $6 million in 2000. Net loan charge-offs as a percentage of average loans (annualized) were .19% in 2001 and .23% in 2000.

 Noninterest Income and Expense

   Non-interest income, excluding investment securities transactions, in-creased from $48.4 million in the first six months of 2000 to $151.7 million in 2001. Of this increase, $86.1 million is due to the Acquired Companies and $14.8 million resulted from increased broker/dealer revenues generated by Cap-ital Markets. Annualized noninterest income as a percentage of average tangi-ble assets improved to 1.88% in 2001 compared to 1.34% in 2000. Non-interest expenses increased to $282.7 million in 2001 from $95.9 million for the same period in 2000. Of this increase, $169.8 million related to the Acquired Com-panies and $9.7 million was due to higher expenses incurred by Capital Mar-kets.

   Our cash efficiency ratio (noninterest expense, less goodwill and core de-posit amortization, as a percentage of taxable equivalent net interest income and noninterest income) was 47.48% for the six months ended June 30, 2001 and 45.40% for the six months ended June 30, 2000. The following schedule presents noninterest income and expense as a percentage of average tangible assets for the six months ended June 30, 2001 and 2000 (excluding goodwill and core de-posit amortization).

                                     2001  2000
                                     ----------
 Noninterest income                  1.88% 1.34
------------------------------------ ----------
 Personnel expense                   1.50  1.17
 Occupancy and equipment expense      .37   .31
 Other operating expense, cash basis  .94   .79
------------------------------------ ----------
 Noninterest expense, cash basis     2.81  2.27
------------------------------------ ----------
 Net overhead, cash basis             .93   .93
-----------------------------------------------

            NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
               Average Balances and Net Interest Income Analysis
                    Six Months Ended June 30, 2001 and 2000
              (Taxable Equivalent Basis--Dollars in Thousands) (1)

                                     2001                        2000
                         ----------------------------------------------------
                                     Interest Average           Interest Average
                           Average   Income/  Yield/   Average  Income/  Yield/
                           Balance   Expense   Rate    Balance  Expense   Rate
-----------------------  ----------------------------------------------------
Earning assets:
Loans (2)                $11,088,400  491,529  8.93%  4,121,633 186,974   9.12
U.S. Treasury and
 agency obligations (3)    2,891,993  106,387  7.21   1,727,589  58,852   6.85
States and political
 subdivision
 obligations                 175,682    5,812  6.68     128,584   5,212   7.94
Other securities (3)       1,079,308   38,878  7.20     697,512  26,250   7.53
Trading account
 securities                   62,147    1,720  5.53      32,489   1,016   6.25
Federal funds sold and
 other short-term
 investments                  76,562    2,118  5.58     156,839   4,995   6.40
Time deposits in other
 banks                        26,676      711  5.37      11,615     127   2.21
-----------------------  ----------------------------------------------------
 Total earning assets
  (3)                     15,400,768  647,155  8.45   6,876,261 283,426   8.27
                                     -------------              -------------
Non-earning assets:
Cash and due from banks      373,937                    189,451
Premises and equipment       204,180                     49,468
Goodwill                     924,156                    109,865
Core deposit premium         275,020                     26,947
All other assets, net        415,240                    173,964
-----------------------  -----------                  ---------
 Total assets            $17,593,301                  7,425,956
------------------------------------                  ---------
Interest-bearing
 liabilities:
Savings and time
 deposits                $10,536,525  244,166  4.67%  4,190,335  96,256   4.62
Short-term borrowed
 funds                     1,081,694   25,409  4.89   1,033,166  29,794   5.82
Federal Home Loan Bank
 advances                  1,712,002   47,104  5.55     866,751  24,684   5.73
Long-term debt                39,379    1,288  6.57       6,481     184   5.76
-----------------------  ----------------------------------------------------
 Total interest-bearing
  liabilities             13,369,600  317,967  4.80   6,096,733 150,918   4.98
                                     -------------              -------------
Other liabilities and
 stockholders' equity:
Demand deposits            1,350,954                    518,806
Other liabilities            418,933                     95,971
Capital trust pass-
 through securities           46,220                     49,911
Stockholders' equity       2,407,594                    664,535
-----------------------  -----------                  ---------
 Total liabilities and
  stockholders' equity   $17,593,301                  7,425,956
------------------------------------                  ---------
Net interest income and
 net interest margin
 (4)                                 $329,188  4.28%            132,508   3.86
-----------------------              -------------              -------------
Interest rate spread
 (5)                                           3.65                       3.29
-----------------------                        ----                       ----

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2001 and 2000.
(2) The average loan balances include non-accruing loans. Loan fees of $10,758,000 and $5,390,000 for 2001 and 2000, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

--------------------------------------------------------------------------------

Financial Condition; Liquidity and Capital Resources

   Total assets have increased $10.4 billion since June 30, 2000 with the ma-jority of the increase attributable to the Acquired Companies. Corresponding-ly, average assets have increased $10 billion from $7.6 billion for the quar-ter ended June 30, 2000 to $17.6 billion for the quarter ended June 30, 2001.

   Federal Home Loan Bank advances have increased $301.8 million since Decem-ber 31, 2000, primarily to fund loan growth and to replace other sources of borrowed funds.

   At June 30, 2001, total risk assets (consisting of nonaccrual loans, fore-closed real estate, restructured loans and accruing loans 90 days or more past due) amounted to $49.0 million or .44% of outstanding loans plus other assets acquired through loan foreclosures. This compares to $41.5 million or .38% at December 31, 2000 and $8.8 million or .21% at June 30, 2000, prior to purchase of the Acquired Companies. The allowance for loan losses to risk assets was 2.97x at June 30, 2001 compared to 3.46x at December 31, 2000 and 7.03x at June 30, 2000.

   Our capital position has historically been strong as evidenced by the ratio of average tangible equity to average tangible assets of 7.37% and 7.24% for the six months ended June 30, 2001 and 2000, respectively. The unrealized gains on investment securities available for sale, net of applicable tax ex-pense, increased $2.4 million from December 31, 2000 to result in an after-tax unrealized gain at June 30, 2001 of $25.2 million. As of June 30, 2001, unrealized gains on investment securities available for sale, net of applica-ble tax expense, increased book value per share by $.12.

   On July 18, 2001, NCFC's Board of Directors declared a quarterly cash divi-dend of $.15 per common share. The dividend is payable October 1, 2001, to stockholders of record as of September 14, 2001. On July 25, 2001, NCFC's com-mon stock was listed on the New York Stock Exchange and began trading under the symbol NCF. Prior to that date, NCFC's common stock was traded on the Nasdaq National Market under the symbol NCBC.

   Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capi-tal and 8% for total capital. Additionally, the Federal Reserve may set capi-tal requirements higher than the minimums we have described for holding compa-nies whose circumstances warrant it. NCFC and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following table discloses NCFC's components of capital, risk-adjusted asset information and capital ratios at June 30, 2001:

        Tier I capital                  $ 1,236,453
        Tier II capital:
         Allowable loan loss allowance      145,659
         Subordinated debt                   13,201
         Other                                   85
        ------------------------------  ----------------
         Total capital                  $ 1,395,398
          ----------------------------------------------
        Risk-adjusted assets            $12,545,400
        Average regulatory assets        16,372,982
        Tier I capital ratio                   9.86%
        Total capital ratio                   11.12
        Leverage ratio                         7.55

          ----------------------------------------------------------

   Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of June 30, 2001.

Impact of Recently Issued Accounting Standards

   In July, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other In-tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from good-will, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intan-gible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accor-dance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

   NCFC is required to adopt the provisions of Statement 141 immediately, ex-cept with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any in-tangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangi-ble assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

   Statement 141 will require, upon adoption of Statement 142, that NCFC eval-uate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to may any necessary reclassifications in order to conform with the new criteria in statement 141 for recognition apart form goodwill. Upon adoption of Statement 142, NCFC will be required to reas-sess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period ad-justments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, NCFC will be required to test the intangible asset for impairment in ac-cordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first in-terim period.

   In connection with the transitional goodwill impairment evaluation, State-ment 142 will require NCFC to perform an assessment of whether there is an in-dication that goodwill is impaired as of the date of adoption. To accomplish this, NCFC must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. NCFC will then have up to six months from the date of adop-tion to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and NCFC must perform the second step of the transi-tional impairment test. In the second step, NCFC must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and lia-bilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in ac-counting principle in NCFC's statement of income.

   As of the date of adoption, NCFC expects to have unamortized goodwill in the amount of $886.3 million and unamortized identifiable intangible assets in the amount of $230.1 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill totalled $26.9 million and $24.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adoption of Statements 141 and 142, it is not practicable to reasonably estimated the impact of adopting these Statements on NCFC's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest in-come in future periods.

   NCFC's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCFC's loan and de-posit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. NCFC is not subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Com-mittee ("ALCO"), comprised of senior management. ALCO regularly reviews NCFC's interest rate risk position and adopts balance sheet strategies that are in-tended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

   During the quarter ended March 31, 2001, NCFC terminated $1.5 billion notional amount of pay fixed/receive variable interest rate swap agreements. Management believes that there have been no other significant changes in mar-ket risk as disclosed in NCFC's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None.

   (b) Reports on Form 8-K

   A Current Report on Form 8-K dated March 20, 2001 was filed March 26, 2001 under Item 4 reporting a change in accountants. This report was amended on Form 8-K/A filed June 11, 2001 and further amended on Form 8-K/A filed July 9, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                      National Commerce Financial Corporation

                                                /s/ Ernest C. Roessler
                                      By_______________________________________
                                                  Ernest C. Roessler
                                        President and Chief Executive Officer
                                      Date: August 13, 2001

                                                  /s/ Sheldon M. Fox
                                      By_______________________________________
                                                    Sheldon M. Fox
                                               Chief Financial Officer
                                      Date: August 13, 2001

                                                  /s/ Mark A. Wendel
                                      By_______________________________________
                                                    Mark A. Wendel
                                           Senior Vice President and Chief
                                                      Accounting
                                      Date: August 13, 2001