Form 10-Q/A
period 2000-03-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-09-12
CIK 101844

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
                        --------------------------------
                                 (In Thousands)

                                                                   March 31                 Dec. 31
                                                                     2000                    1999
                                                                  ----------              ----------
                                                                  (unaudited)
         ASSETS
Cash and cash equivalents:
   Interest-bearing deposits with other banks                     $   32,784              $   21,156
   Cash and non-interest bearing deposits                            190,375                 179,082
       Federal funds sold and securities
        purchased under agreements to resell                          80,999                  61,058
                                                                  ----------              ----------
        Total cash and cash equivalents                              304,158                 261,296
                                                                  ----------              ----------
Securities:
      Available-for-sale                                             624,389                 553,928
      Held-to-maturity                                             1,907,970               1,759,383
                                                                  ----------              ----------
        Total securities                                           2,532,359               2,313,311
                                                                  ----------              ----------
Trading account securities                                            28,754                  30,294
Loans, net of unearned discounts                                   4,066,030               3,985,789
      Less allowance for loan losses                                  59,090                  59,597
                                                                  ----------              ----------
        Net loans                                                  4,006,940               3,926,192
                                                                  ----------              ----------
Premises and equipment, net                                           47,093                  47,830
Goodwill and core deposit intangible                                 129,464                 122,512
Broker/dealer customer receivables                                    29,381                  25,047
Other assets                                                         181,673                 187,304
                                                                  ----------              ----------
      Total assets                                                $7,259,822              $6,913,786
                                                                  ==========              ==========
See notes to consolidated financial statements.

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
      Non-interest bearing deposits                               $  458,744              $  454,146
      Interest-bearing deposits                                    4,137,397               4,041,754
                                                                  ----------              ----------
      Total deposits                                               4,596,141               4,495,900
Short-term borrowings                                                805,837                 883,038
Accounts payable and accrued liabilities                             111,808                 114,991
Federal Home Loan Bank advances                                    1,035,635                 714,335
Long-term debt                                                         6,372                   6,372
                                                                  ----------              ----------
        Total liabilities                                          6,555,793               6,214,636
                                                                  ----------              ----------
Capital trust pass-through securities                                 49,912                  49,909
Stockholders' equity:
Common stock                                                         216,212                 216,446
Additional paid-in capital                                           235,088                 240,208
Retained earnings                                                    209,388                 196,755
Accumulated other comprehensive loss                                  (6,571)                 (4,168)
                                                                  ----------              ----------
        Total stockholders' equity                                   654,117                 649,241
                                                                  ----------              ----------
        Total liabilities and
          stockholders' equity                                    $7,259,822              $6,913,786
                                                                  ==========              ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)
                     (In Thousands, Except per Share Data)

                                                                        For the three months
                                                                           ended March 31
                                                                  --------------------------------
                                                                      2000                 1999
                                                                  ----------            ----------
Interest income:
Loans                                                             $   87,876            $   67,284
Securities:
  Taxable                                                             40,087                32,169
  Non-taxable                                                          1,715                 2,975
Trading account securities                                               476                   649
Deposits at banks                                                         99                   247
Other                                                                  2,169                   794
                                                                  ----------            ----------
  Total interest income                                              132,422               104,118
                                                                  ----------            ----------
Interest expense:
Deposits                                                              46,512                34,554
Federal Home Loan Bank advances                                       12,050                 8,967
Long-term debt                                                            92                    90
Federal funds purchased and securities
 sold under agreements to repurchase                                  12,367                 7,913
                                                                  ----------            ----------
  Total interest expense                                              71,021                51,524
                                                                  ----------            ----------
  Net interest income                                                 61,401                52,594
Provision for loan losses                                              2,177                 2,379
                                                                  ----------            ----------
  Net interest income after
  provision for loan losses                                           59,224                50,215
                                                                  ----------            ----------
Other income:
Trust service income                                                   2,350                 2,065
Service charges on deposits                                            7,542                 4,635
Other service charges and fees                                         5,012                 4,714
Broker/dealer revenue                                                  4,739                 5,431
Securities gains                                                           1                     1
Other                                                                  4,300                 3,138
                                                                  ----------            ----------
  Total other income                                                  23,944                19,984
                                                                  ----------            ----------
Other expenses:
Salaries and employee benefits                                        20,906                20,553
Occupancy expense                                                      3,572                 3,196
Furniture and equipment expense                                        1,766                 1,565
Amortization of goodwill and core deposit
 intangibles                                                           2,828                 1,403
Loss on interest rate swaps                                            4,765                     -
Other                                                                 14,039                10,279
                                                                  ----------            ----------
  Total other expenses                                                47,876                36,996
                                                                  ----------            ----------
Income before income taxes                                            35,292                33,203
Income taxes                                                          11,300                11,065
                                                                  ----------            ----------
Net income                                                        $   23,992            $   22,138
                                                                  ==========            ==========

Net income per share - basic                                      $      .22            $      .22
Net income per share - diluted                                    $      .22            $      .21
Dividends per share of common stock                               $     .105            $      .09

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                (In Thousands)


                                                                     For the Three Months
                                                                       Ended     March 31
                                                                  -----------------------
                                                                        2000         1999
                                                                  ----------   ----------
                                                                               (Unaudited)
Operating activities:
    Net income                                                    $   23,992   $   22,138
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation, amortization and accretion, net                    5,048        5,824
      Provision for loan losses                                        2,177        2,379
      Net loss (gain) on sales of investment securities                   (1)          (1)
      Net loss (gain) on sales of interest rate swaps                  4,765            -
      Deferred income taxes                                           (3,843)         868
    Changes in:
      Trading account securities                                       1,540       22,161
      Other assets                                                   (30,077)     (52,324)
      Other liabilities                                               19,595       34,700
                                                                  ----------   ----------
Net cash provided by (used in) operating activities                   23,196       35,745
                                                                  ----------   ----------
Investing activities:
      Proceeds from the maturities of securities                      14,190      102,931
      Proceeds from sales of securities                                    0          167
      Purchases of securities                                       (237,026)    (306,090)
      Purchase of premises and equipment                              (1,177)      (7,289)
      Net originations of loans                                      (82,927)     (10,232)
                                                                  ----------   ----------
Net cash provided by (used in) investing activities                 (306,940)    (220,513)
                                                                  ----------   ----------
Financing activities:
    Net increase (decrease) in deposits                              100,241       (3,928)
    Net increase (decrease) in short-term borrowed funds             (77,201)     132,082
    Increase (decrease) in long-term debt                                  -            3
    Increase (decrease) in Federal Home Loan Bank advances           321,300       46,063
    Proceeds from exercise of stock options                            1,599        1,619
    Other equity transactions, net                                       699          628
    Repurchases of common stock                                       (8,671)      (4,645)
    Cash dividends paid                                              (11,361)      (9,128)
                                                                  ----------   ----------
Net cash provided by (used in) financing activities                  326,606      162,694
                                                                  ----------   ----------
Increase (decrease) in cash and cash equivalents                      42,862      (22,074)
Cash and cash equivalents at beginning of period                     261,296      311,850
                                                                  ----------   ----------
Cash and cash equivalents at end of period                        $  304,158   $  289,776
                                                                  ==========   ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                March 31, 2000
                               ----------------
                                  (Unaudited)
                                   ---------

Restatement
-----------

    As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, the Company is restating the presentation of 9 business combinations as purchases rather than as poolings of interests as previously reported.

    As a result of the foregoing, the Company's 1998, 1999, and 2000 consolidated financial statements have been restated. Management believes that the Company's consolidated financial statements, as restated, include all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1999 and March 31, 2000 and its results of operations for the three month periods ended March 31, 1999 and 2000.

    For the three month period ended March 31, 2000, restated net income equals $23,992,000 or $.22 diluted earnings per share versus originally reported net income of $26,162,000 or $.24 diluted earnings per share. For the three month period ended March 31, 1999 restated net income equals $22,138,000, or $.21 diluted earnings per share versus originally reported net income of $24,889,000, or $.23 diluted earnings per share.

Note A - Basis of Presentation
------------------------------
    The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission.

Note B - Segment Information
----------------------------
    The Company considers itself to operate two principal lines: traditional banking and financial enterprises.

    The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services included loan products such as residential mortgages, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs.

    The traditional banking segment also includes lending and related financial services provided to large and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

    The Financial Enterprises segment included trust services and investment management transaction processing, in-store consulting/licensing and institutional broker/dealer activities.

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

     Quarter Ended March 31, 2000:
                                                              Traditional         Financial
                                                                  Banking       Enterprises           Total
                                                              -----------      ------------      ----------
     Net interest margin                                       $   63,120         $  2,556       $   65,676
     Provision for loan losses                                     (2,177)               -           (2,177)
                                                               ----------         --------       ----------
     Net interest income after provision                           60,943            2,556           63,499
     Non-interest income                                            9,494           14,450           23,944
     Non-interest expense                                         (38,086)          (9,790)         (47,876)
                                                               ----------         --------       ----------
     Net income before taxes                                       32,351            7,216           39,567
     Income taxes                                                 (12,761)          (2,814)         (15,575)
                                                               ----------         --------       ----------
     Net income                                                $   19,590         $  4,402       $   23,992
                                                               ==========         ========       ==========
     Average assets                                            $6,909,432         $373,433       $7,282,865

     Quarter Ended March 31, 1999:
                                                              Traditional           Financial
                                                                  Banking         Enterprises         Total
                                                               ----------         -----------    ----------
     Net interest margin                                       $   53,215         $  2,627       $   55,842
     Provision for loan losses                                     (2,379)               -           (2,379)
                                                               ----------         --------       ----------
     Net interest income after provision                           50,836            2,627           53,463
     Non-interest income                                            7,336           12,648           19,984
     Non-interest expense                                         (27,894)          (9,102)         (36,996)
                                                               ----------         --------       ----------
     Net income before taxes                                       30,278            6,173           36,451
     Income taxes                                                 (11,712)          (2,601)         (14,313)
                                                               ----------         --------       ----------
     Net income                                                $   18,566         $  3,572       $   22,138
                                                               ==========         ========       ==========
     Average assets                                            $5,591,539         $336,202       $5,927,741

Note C - Earnings Per Share
---------------------------
     The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                    March 31
                                               ------------------
     In Thousands, Except Per Share Data           2000      1999
                                                   ----      ----
     Numerator:
     Net income                                $ 23,992  $ 22,138
                                               ========  ========
     Denominator:
     Denominator for basic earnings
      per share - weighted average shares       108,277   101,394
     Dilutive potential common shares -
      Employee stock options                      1,460     2,030
                                               --------  --------
     Denominator for diluted earnings
      per share - adjusted weighted average
      and assumed conversions                   109,737   103,424
                                               ========  ========
     Basic earnings per share                  $    .22  $    .22
     Diluted earnings per share                $    .22  $    .21

Note D - Comprehensive Income
-----------------------------
    During the first quarter of 2000 and 1999, total comprehensive income amounted to $21,590,000 and $20,710,000, respectively.

Note E - Pending Acquisitions
-----------------------------
    On March 20, 2000, the Company and CCB Financial Corporation announced a definitive merger of equals agreement. The transaction will be accounted
    for using the purchase method of accounting for business combinations.   The
    combined company, which will retain the name National Commerce Bancorporation, will be headquartered in Memphis, Tennessee, with its operations headquarters in Durham, North Carolina. The combined company will have assets of approximately $15 billion. The merger, which has been unanimously approved by the boards of directors of both companies, is conditioned upon standard regulatory and shareholder approvals and is expected to close in the third quarter of 2000.

    The Company completed its acquisition of Piedmont Bancorp., Inc., the holding company of Hillsborough Savings Bank, Inc. SSB during April 2000. Hillsborough Savings Bank is a $147 million-asset bank. This transaction also will be accounted for using the purchase method of accounting for business combinations.

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

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Report on Form 10-Q/A that are not historical facts or that express expectations and projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered.
The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Financial Condition
-------------------
    Following is a comparison of the March 31, 2000 and December 31, 1999 consolidated balance sheets.

    In the asset section, total loans, net of unearned discounts increased by $80.2 million or 2.0% compared to December 31, 1999 levels. Commercial loans decreased by $9.8 million or 1.4%. Real estate construction loans increased by $18.2 million or 6.4% reflecting current demand. Real estate mortgage loans increased by $67 million or 4.1% and consumer loans increased $3.2 million or
 .2%.

    Securities increased by $219 million or 9.5% from year-end 1999.  Securities held to maturity increased by $149 million or 8.4%, and securities available for sale increased $70 million or 12.7%, reflecting current portfolio investment strategies, and current market conditions.

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

    In the liability section, total deposits increased by $100.2 million or 2.2%, principally as a result of a $111.2 million or an 8.3% increase to certificates of deposit greater than $100,000 and a $19 million or 8.3% increase to certificates of deposit less than $100,000 which were partially offset by a $46.3 million or 4.0% decrease in money market savings accounts.

    Short-term borrowings decreased $77.2 million or 8.7% from year-end 1999 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

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


Results of Operations
---------------------
Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

    Net income was $23,992,000 for the first quarter of 2000, an 8.4% increase over the $22,138,000 reported for the same period a year earlier. Diluted earnings per share were $.22, compared to $.22 per share in 1999. Basic earnings per share were $.22, compared to $.21 per share in 1999, up 4.8%.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $9,834,000 or 17.6% for the first quarter of 2000. This increase reflects a $29,332,000 or 27.3% increase in total interest income that more than offsets a $19,497,000 or 37.8% increase in interest expense. Interest income increased in 2000 due to an increase of $1,213,799,000 or 22.1% in total average earning assets and an increase in the yield on average earning assets from 7.91% to 8.17%. The increased volume of earning assets raised interest income by approximately $23,677,000, while the increased yield raised interest income by approximately $5,655,000. Interest expense increased in the first quarter of 2000, reflecting an increase in average interest-bearing liabilities of $1,093,753,000 or 22.5%, and an increase in the cost of interest-bearing liabilities from 4.30% to 4.80% caused generally by a rising interest rate environment. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $7,900,000 and the increase in average outstandings raised interest expense by approximately $11,597,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.91% in first quarter 2000, compared to 4.11% in first quarter of 1999.

    The provision for loan losses in the first quarter of 2000 was $2,177,000, versus $2,379,000 for the first quarter of 1999. Net charge-offs were $2,685,000, or .20% of average loans compared to $2,017,000 or .24% of average loans in 1999. The allowance for loan losses totaled $59,090,000 at March 31, 2000, representing 1.47% of quarter-end net loans compared to $49,484,000 at March 31, 1999, representing 1.54% of quarter-end net loans.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended March 31, 2000, December 31, 1999, and March 31, 1999 (dollars in thousands):

                                             3-31-00 12-31-99    3-31-99
                                           --------- --------   --------
Non-accrual loans                          $   1,207   $    0   $    182
Renegotiated loans                                 0        0          0
Other real estate                                220      271      1,200
                                           ---------   ------   --------
Total non-earning assets                   $   1,427   $  271   $  1,382
                                           =========   ======   ========
Accruing loans past due 90 days or more    $   5,037   $5,470   $  4,315
Percentage of total loans                        .12%     .14%       .13%

    Non-interest income, excluding securities transactions, totaled $23,944,000 for the quarter, an increase of $3,960,000, or 19.8%, from last year's first quarter. The Company's broker/dealer revenue decreased $692,000 versus first quarter 1999, reflecting current market conditions. All other sources of non-interest income, including service charge income, trust service income, fuel card processing income, and supermarket sublicense income increased a net of $4,652,000 or 32.0%. Securities gains totaled $1,000 in first quarter 2000, compared to securities gains of $1,000 in 1999.

    Non-interest expenses (excluding the provision for loan losses) increased by $10,880,000 or 29.4% in first quarter, 2000, primarily reflecting increased employment and other expenses relating to new products and locations and increased promotional expenses of new loan and deposit gathering campaigns.

    The Company's annualized return on average assets and return on average equity were 1.48% and 16.54% respectively, for first quarter of 2000. These compared with 1999 first quarter returns of 1.49% and 19.29%, respectively.


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

    Total realized stockholders' equity increased by $7,279,000 from December 31, 1999. Retained earnings accounted for the increase. Through March 31, 2000,
8.9 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, and extended in December, 1997 and December, 1999.

    The following capital ratios do not include the effect of FAS No. 115 and FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at March 31, 2000.

                                                        3-31-00
                                                        -------

Total capital to risk-weighted assets                   12.29%
Tier I capital to risk-weighted assets                  11.04%

Tier I capital to assets (leverage ratio)                8.17%


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


                             NATIONAL COMMERCE BANCORPORATION
                             (Registrant)

                                   By  /s/ Mark A. Wendel
                                   --------------------------------------
                                   Mark A. Wendel
                                   Senior Vice President and
                                         Chief Accounting Officer
                                   (Authorized Officer)
                                   (Principal Accounting Officer)

Date: September 11, 2001
      ------------------