Form 10-Q/A
period 2000-06-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-09-12
CIK 101844

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


                         Commission file number 0-6094
                                               -------

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)

           Tennessee                                             62-0784645
           ----------                                            ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          One Commerce Square                                        38150
                                                                     -----
          Memphis, Tennessee                                       (Zip Code)
          ------------------
(Address of principal executive offices)


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
                       --------------------------------
                                (In Thousands)

                                                      June 30      Dec. 31
                                                         2000         1999
                                                   ----------   ----------
                                                   (unaudited)
           ASSETS
           ------
Cash and cash equivalents:
     Interest-bearing deposits with other banks    $    7,483   $   21,156
     Cash and non-interest bearing deposits           244,182      179,082
     Federal funds sold and securities
      purchased under agreements to resell             34,550       61,058
                                                   ----------   ----------
      Total cash and cash equivalents                 286,215      261,296
                                                   ----------   ----------
Securities:
    Available-for-sale                                656,163      553,928
    Held-to-maturity                                1,927,137    1,759,383
                                                   ----------   ----------
      Total securities                              2,583,300    2,313,311
                                                   ----------   ----------
Trading account securities                             37,660       30,294
Loans, net of unearned discounts                    4,266,056    3,985,789
    Less allowance for loan losses                     62,061       59,597
                                                   ----------   ----------
      Net loans                                     4,203,995    3,926,192
                                                   ----------   ----------
Premises and equipment, net                            51,163       47,830
Goodwill & core deposit intangibles                   143,575      122,512
Broker/dealer customer receivables                     26,274       25,047
Other assets                                          186,925      187,304
                                                   ----------   ----------
    Total assets                                   $7,519,107   $6,913,786
                                                   ==========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
Deposits:
   Non-interest bearing deposits                   $  508,652   $  454,146
   Interest-bearing deposits                        4,232,383    4,041,754
                                                   ----------   ----------
   Total deposits                                   4,741,035    4,495,900
Short-term borrowings                               1,175,662      883,038
Accounts payable and accrued liabilities               99,231      114,991
Federal Home Loan Bank advances                       754,927      714,335
Long-term debt                                          6,379        6,372
                                                   ----------   ----------
     Total liabilities                              6,777,234    6,214,636
                                                   ----------   ----------
Capital trust pass-through securities                  49,915       49,909
Stockholders' equity:
Common stock                                          218,621      216,446
Additional paid-in capital                            258,902      240,208
Retained earnings                                     221,869      196,755
Accumulated other comprehensive loss                   (7,434)      (4,168)
                                                   ----------   ----------
     Total stockholders' equity                       691,958      649,241
     Total liabilities and                         ---------    ---------
       stockholders' equity                        $7,519,107   $6,913,786
                                                   ==========   ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                      ----------------------------------
                             (Unaudited)(Restated)
                     (In Thousands, Except per Share Data)

                                                   For the three months   For the six months
                                                       ended June 30         ended June 30
                                                   ---------------------  -------------------
                                                        2000       1999       2000      1999
                                                    --------   --------   --------  --------
Interest income:
Loans                                               $ 95,367   $ 69,183   $183,243  $136,467
Securities:
  Taxable                                             41,965     33,551     82,052    65,720
  Non-taxable                                          1,686      2,890      3,401     5,865
Trading account securities                               520        632        996     1,281
Deposits at bank                                          28        229        127       476
Other                                                  2,826      1,111      4,995     1,905
                                                    --------   --------   --------  --------
  Total interest income                              142,392    107,596    274,814   211,714
                                                    --------   --------   --------  --------
Interest expense:
Deposits                                              49,744     35,603     96,256    70,157
Federal Home Loan Bank advances                       12,634      9,528     24,684    18,495
Long-term debt                                            92         91        184       181
Federal funds purchased and securities
 sold under agreements to repurchase
 and other short-term borrowings                      17,427      8,034     29,794    15,947
                                                    --------   --------   --------  --------
  Total interest expense                              79,897     53,256    150,918   104,780
                                                    --------   --------   --------  --------
  Net interest income                                 62,495     54,340    123,896   106,934
Provision for loan losses                              3,865      3,835      6,042     6,214
                                                    --------   --------   --------  --------
  Net interest income after
  provision for loan losses                           58,630     50,505    117,854   100,720
                                                    --------   --------   --------  --------
Other income:
Trust service income                                   2,362      2,152      4,712     4,217
Service charges on deposits                            8,521      4,767     16,063     9,402
Other services charges and fees                        5,837      5,108     10,849     9,822
Broker/dealer revenue                                  3,677      4,892      8,416    10,323
Securities gains (losses)                                127     (2,034)       128    (2,033)
Other                                                  4,042      7,951      8,342    11,089
                                                    --------   --------   --------  --------
  Total other income                                  24,566     22,836     48,510    42,820
                                                    --------   --------   --------  --------
Other expenses:
Salaries and employee benefits                        21,362     20,247     42,268    40,800
Occupancy expense                                      3,899      3,225      7,471     6,421
Furniture and equipment expense                        1,874      1,722      3,640     3,287
Amortization of goodwill and core
 deposit intangibles                                   3,249      1,375      6,077     2,778
Loss from interest rate swaps                          2,917         69      7,682        69
Other                                                 14,760     12,169     28,799    22,448
                                                    --------   --------   --------  --------
  Total other expenses                                48,061     38,807     95,937    75,803
                                                    --------   --------   --------  --------
Income before income taxes                            35,135     34,534     70,427    67,737
Income taxes                                          11,194     11,696     22,494    22,761
                                                    --------   --------   --------  --------
Net income                                          $ 23,941   $ 22,838   $ 47,933  $ 44,976
                                                    ========   ========   ========  ========

Basic net income per share of common stock          $    .22   $    .22   $    .44  $    .44
Diluted net income per share of common stock        $    .22   $    .22   $    .43  $    .43
Dividends per share of common stock                 $   .105   $    .09   $    .21  $    .18

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (Unaudited)(Restated)

                                                                For the Six Months
                                                                Ended      June 30
                                                              ----------  ----------
                                                                   2000        1999
                                                              ---------   ---------
                                                                      (In Thousands)
Operating activities:
   Net income                                                 $  47,933   $  44,976
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                                    6,042       6,214
     Provision for depreciation and amortization                  9,365       8,530
     Net loss (gain) on sales in investment securities             (128)      2,033
     Net loss (gain) on sales of interest rate swaps              7,682         (17)
     Deferred income taxes                                       (4,443)        621
   Changes in:
     Trading account securities                                  (7,366)    (19,929)
     Other assets                                                (6,908)    (70,503)
     Other liabilities                                          (15,125)     99,811
   Other operating activities - net                              (6,726)          -
                                                              ---------   ---------
Net cash provided by (used in) operating activities              30,326      71,736
                                                              ---------   ---------
Investing activities:
   Proceeds from:
     Maturities and calls of securities                               -     154,753
     Sale of investment securities                               34,068      62,828
   Purchases of:
     Investment securities                                     (278,497)   (495,806)
     Premises and equipment                                      (2,065)     (6,867)
   Net origination of loans                                    (173,281)   (223,234)
   Net cash acquired in business combinations                     3,427           -
                                                              ---------   ---------
Net cash provided by (used in) investing activities            (416,348)   (508,326)
                                                              ---------   ---------
Financing activities:
   Net increase in deposit accounts                             135,319     149,065
   Net increase (decrease) in short-term borrowed funds         292,624     116,320
   Increase (decrease) in long-term debt                             13           7
   Increase (decrease) in Federal Home Loan Bank advances        19,398      42,039
   Issuance of common stock from exercise of stock options        2,182       1,690
   Stock offering                                                     -      80,248
   Purchases and retirement of common stock                     (17,167)     (9,977)
   Other equity transactions, net                                 1,406         687
   Cash dividends paid                                          (22,834)    (18,567)
                                                              ---------   ---------
Net cash provided by (used in) financing activities             410,941     361,512
                                                              ---------   ---------
Decrease in cash and cash equivalents                            24,919     (75,078)
Cash and cash equivalents at beginning of period                261,296     311,850
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $ 286,215   $ 236,772
                                                              =========   =========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       --------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                 June 30, 2000
                                 -------------
                                  (Unaudited)
                                   ---------

Restatement
-----------

    As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, the Company is restating the presentation of 9 business combinations as purchases rather than as poolings of interests as previously reported.

    As a result of the foregoing, the Company's 1998, 1999, and 2000 consolidated financial statements have been restates. Management believes that the Company's consolidated financial statements, as restated, include all adjustments necessary for a fair presentation of the Company's financial position as of December 31, 1999 and June 30, 2000, and its results of operations for the three and six month periods ended June 30, 1999 and 2000.

    For the three and six month periods ended June 30, 2000, restated net income equals $23,941,000 and $47,933,000, or $.22 and $.43 diluted earnings per share versus originally reported net income of $27,731,000 and $54,206,000 or $.25 and $.49 diluted earnings per share. For the three and six month periods ended June 30, 1999, restated net income equals $22,838,000 and $44,976,000, or $.22 and $.43 diluted earnings per share, versus originally reported net income of $25,727,000 and $50,952,000, or $.23 and $.47 diluted earnings per share.

Note A - Basis of Presentation
------------------------------

    The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During second quarter, 2000, the Company acquired Piedmont Bancorp. Inc., a $150 million asset size bank holding company headquartered in Hillsborough, North Carolina. This acquisition, which was accounted for using the purchase method of accounting for business combinations, is incorporated into reported results from the date of acquisition. Reported results do not include the results of CCB Financial Corporation, an $8 billion bank holding company, with whom the Company merged July 5, 2000, and the results of FMT Holdings, Inc. which the Company acquired by merger on July 27, 2000. These acquisitions are to be accounted for using the purchase method of accounting for business combinations.

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

Quarter Ended June 30, 2000:

                                                             Traditional           Financial
                                                               Banking            Enterprises              Total
                                                             -----------          ------------          -----------
    Net interest income                                      $   63,520              $  3,311           $   66,831
    Provision for loan losses                                    (3,865)                    -               (3,865)
                                                             ----------              --------           ----------
    Net interest income after provision                          59,655                 3,311               62,966
    Non-interest income                                          11,775                12,791               24,566
    Non-interest expense                                        (38,670)               (9,391)             (48,061)
                                                             ----------              --------           ----------
    Net income before taxes                                      32,760                 6,711               39,471
    Income taxes                                                (12,834)               (2,696)             (15,530)
                                                             ----------              --------           ----------
    Net income                                               $   19,926              $  4,015           $   23,941
                                                             ==========              ========           ==========
    Average assets                                           $7,146,029              $423,017           $7,569,046

    Quarter Ended June 30, 1999:

                                                             Traditional           Financial
                                                               Banking            Enterprises              Total
                                                             -----------          ------------          -----------
    Net interest income                                      $   55,061              $  2,503           $   57,564
    Provision for loan losses                                    (3,835)                    -               (3,835)
                                                             ----------              --------           ----------
    Net interest income after provision                          51,226                 2,503               53,729
    Non-interest income                                          10,353                12,483               22,836
    Non-interest expense                                        (29,977)               (8,830)             (38,807)
                                                             ----------              --------           ----------
    Net income before taxes                                      31,602                 6,156               37,758
    Income taxes                                                (12,359)               (2,561)             (14,920)
                                                             ----------              --------           ----------
    Net income                                               $   19,243              $  3,595           $   22,838
                                                             ==========              ========           ==========
    Average assets                                           $5,764,879              $354,426           $6,119,304

    Six Months Ended June 30, 2000:
                                                             Traditional           Financial
                                                               Banking            Enterprises              Total
                                                             -----------          ------------          -----------
    Net interest income                                      $  126,640              $  5,867           $  132,507
    Provision for loan losses                                    (6,042)                    -               (6,042)
                                                             ----------              --------           ----------
    Net interest income after provision                         120,598                 5,867              126,465
    Non-interest income                                          21,269                27,241               48,510
    Non-interest expense                                        (76,756)              (19,181)             (95,937)
                                                             ----------              --------           ----------
    Net income before taxes                                      65,111                13,927               79,038
    Income taxes                                                (25,595)               (5,510)             (31,105)
                                                             ----------              --------           ----------
    Net income                                               $   39,516              $  8,417           $   47,933
                                                             ==========              ========           ==========
    Average assets                                           $7,120,882              $398,225           $7,519,107

     Six Months Ended June 30, 1999:

                                                             Traditional           Financial
                                                               Banking            Enterprises              Total
                                                             -----------          ------------          -----------
    Net interest income                                      $  108,276              $  5,130           $  113,406
    Provision for loan losses                                    (6,214)                    -               (6,214)
                                                             ----------              --------           ----------
    Net interest income after provision                         102,062                 5,130              107,192
    Non-interest income                                          17,689                25,131               42,820
    Non-interest expense                                        (57,871)              (17,932)             (75,803)
                                                             ----------              --------           ----------
    Net income before taxes                                      61,880                12,329               74,209
    Income taxes                                                (24,071)               (5,162)             (29,233)
                                                             ----------              --------           ----------
    Net income                                               $   37,809              $  7,167           $   44,976
                                                             ==========              ========           ==========
    Average assets                                           $5,650,874              $372,649           $6,023,523

Note C - Earnings Per Share
---------------------------
     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended              Six Months Ended
                                                         June 30                        June 30
                                                         --------                       --------
     In Thousands, Except Per Share Data              2000           1999           2000           1999
                                                      ----           ----           ----           ----
     Numerator:
     Net income                                   $ 23,941       $ 22,838       $ 47,933       $ 44,976
                                                  ========       ========       ========       ========
     Denominator:
     Denominator for basic earnings per
       share - weighted average shares             109,425        102,878        108,851        102,140

     Dilutive potential common shares -
       Employee stock options                        1,726          2,166          1,593          2,099
                                                  --------       --------       --------       --------
     Denominator for diluted earnings per
       share - adjusted weighted average
       and assumed conversions                     111,151        105,044        110,444        104,239
                                                  ========       ========       ========       ========

     Basic earnings per share                     $    .22       $    .22       $    .44       $    .44
     Diluted earnings per share                   $    .22       $    .22       $    .43       $    .43

Note D - Comprehensive Income
-----------------------------

    During the second quarter of 2000 and 1999, total comprehensive income amounted to $23,078,000 and $22,718,000 respectively. The year-to-date total comprehensive income for 2000 and 1999 was $44,667,000 and $43,428,000 respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. The Company acquired Piedmont Bancorp, Inc. of Hillsborough, North Carolina. This acquisition, which was accounted for using the purchase method of accounting for business combinations, is included in reported results from the date of acquisition. All per share data is adjusted to reflect all stock dividends and stock splits declared. On July 5, 2000, the Company merged with CCB Financial Corporation, with the Company as the surviving entity. Because the merger occurred after June 30, 2000, the historical financial statements included in this report do not give effect to the merger, nor does this discussion give effect to the merger.

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

Financial Condition
-------------------
    Following is a comparison of the June 30, 2000 and December 31, 1999 consolidated balance sheets.

    In the asset section, total loans, net of unearned discounts, increased by $280 million or 7.0% compared to December 31, 1999 levels. Commercial loans increased by $14 million or 2%, real estate construction loans increased by $19 million or 7%, and real estate mortgage loans increased by $245 million or 15% reflecting current demand. Consumer loans increased $1 million or less than 1%.

    Securities increased by $270 million or 11.7% from year-end 1999. Securities held to maturity increased by $168 million or 10%, and securities available for sale increased by $102 million or 18%, reflecting current portfolio investment strategies, and current market condition.

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

    Broker/dealer customer receivables increased $1.2 million or 4.9%.

    In the liability section, total deposits increased by $245 million or 5.5%, principally as a result of a $208 million or 15.6% increase in certificates of deposit greater than $100,000, a $102 million or 10.3% increase in certificates of deposit less than $100,000 and a $55 million or 12.0% increase in non-interest-bearing deposits. This increase was partially offset by a $120 million or 7% decrease in savings, NOW and money market accounts.

    Short-term borrowings increased $292 million or 33.1% from year-end 1999 levels. This category of liabilities fluctuates with the availability of overnight funds purchased from downstream correspondent banks.

    Federal Home Loan Bank advances increased $41 million or 5.7% from December 31, 1999. This increase is principally the result of asset/liability management decisions related to the current interest rate environment.

Results of Operations
---------------------
Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999
------------------------------------------------------------------------------

    Net income was $23,941,000 for the second quarter of 2000, a 4.8% increase over the $22,838,000 reported for the same period a year earlier. Diluted earnings per share were $.22 compared to $.22 per share in 1999. Basic earnings per share were $.22 compared to $.22 per share in 1999.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $9,267,000 or 16.1% for the second quarter of 2000, compared to second quarter 1999. This increase reflects a $35,908,000 or 32.4% increase in total interest income that more than offsets a $26,641,000 or 50.0% increase in interest expense. Interest income increased in 2000 due to an increase of $1,356,000,000 or 23.9% in total average earning assets, and an increase in the yield on average earning assets from 7.83% in the second quarter of 1999 to 8.37% in the second quarter of 2000. The increased volume of earning assets increased interest income by approximately $26,458,000 while the increased yield reduced interest income by approximately $9,450,000. Interest expense increased in the second quarter of 2000, reflecting an increase in average interest-bearing liabilities of $1,240,000,000 or 24.8% and an increase in the cost of interest-bearing liabilities from 4.27% to 5.14%. The increase in the rate paid on interest-bearing liabilities decreased interest expense by approximately $13,432,000 and the increase in average outstandings increased interest expense by approximately $13,209,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 3.81% in second quarter 2000, compared to 4.07% in second quarter of 1999.

    The provision for loan losses in the second quarter of 2000 was $3,865,000, versus $3,835,000 for the second quarter of 1999. Net charge-offs were $2,023,000, or .19% of average net loans, compared to $1,999,000 or .23% of average net loans in 1999. The allowance for loan losses totaled $62,061,000 at June 30, 2000, representing 1.45% of quarter-end net loans, compared to $59,090,000 or 1.47% of quarter-end net loans at March 31, 2000.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended June 30, 2000, March 31, 2000, and June 30, 1999 (dollars in thousands):

                                         6-30-00    3-31-00    6-30-99
                                        --------   --------   --------
Non-accrual loans                       $  1,377   $  1,207   $  1,601
Renegotiated loans                             0          0          0
Other real estate                          1,309        220      1,200
                                        --------   --------   --------
Total non-earning assets                $  2,686   $  1,427   $  2,801
                                        ========   ========   ========
Loans past due 90 days or more          $  6,142   $  5,037   $  4,397
Percentage of total loans                    .14%       .12%       .12%

    Non-interest income, excluding securities transactions, totaled $24,839,000 for the quarter, a decrease of $431,000, or 1.7%, from last year's second quarter. Securities gains totaled $127,000 in second quarter, 2000, compared to losses of $2,034,000 in 1999. Non-interest expenses (excluding the provision for loan losses) increased by $9,254,000 or 23.8.% in second quarter, 2000.

    The Company's return on average assets and return on average equity were 1.27% and 14.22% respectively, for second quarter of 2000. These compared with 1999 second quarter returns of 1.49% and 18.65%, respectively.


Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999
--------------------------------------------------------------------------

    For the six months ended June 30, 2000, net income totaled $47,933,000, a 6.6% increase over the $44,976,000 for the first six months of 1999. Basic earnings per share were $.44, compared to $.43 for the same period in 1999, a 2.3% increase. Diluted earnings per share were $.43 compared to $.43 in 1999. For the six-month period, return on average assets and return on average stockholders' equity were 1.30% and 14.51% respectively. These compared with 1999 six month returns of 1.49% and 18.96%.

    Net interest income increased by $19,102,000 or 16.8% for the first six months of 1999. This increase reflects a $65,240,000 or 29.9% increase in total interest income that more than offsets a $46,138,000 or 44.0% increase in interest expense. Interest income increased in 2000 due to an increase of $1,285,000,000 or 23.0% in total average earning assets and an increase in the yield on average earning assets from 7.87% in 1999 to 8.27% in 2000. The increased volume of earning assets increased interest income by approximately $50,135,000, and the increased yield increased interest income by approximately $15,105,000. Interest expense increased in the first six months of 2000, reflecting an increase in average interest-bearing liabilities of $1,167,000,000 or 23.7%, with the cost of interest-bearing liabilities increasing from 4.29% to 4.98% in 2000. The increase in average outstandings increased interest expense by approximately $24,806,000 while the increased rate increased interest expense by approximately $21,332,000. The net interest margin was 3.86% in the first six months of 2000, compared to 4.09% in the first six months of 1999.

    The provision for loan losses for the first six months of 2000 was $6,042,000, versus $6,214,000 for the first six months of 1999. Net charge-offs were $4,708,000, or .20% of average net loans compared to $4,022,000, or .25% of average net loans in 1999.

    Non-interest income, excluding securities transactions, totaled $48,382,000 for the first six months of 2000, compared to a total of $44,853,000 for the first six months of 1999, an increase of 7.9%. Included in 1999 is a $4,090,000 pre-tax gain from the sale of branches. Adjusting for this gain, non-interest income decreased 18.7% from 1999. Securities gains totaled $128,000 in 2000, versus losses of $2,033,000 in 1999.

    Non-interest expenses (excluding the provision for loan losses) increased by $20,134,000 or 26.6% for the first six months of 2000. Increased employment and occupancy expenses relating to new products and locations, and increased promotional expenses of new loan and deposit gathering campaigns were the primary reasons for the increase.


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

    Total stockholders' equity increased by $45,983,000 from December 31, 1999. Retained earnings accounted for the majority of the increase. Through June 30, 2000, 9.3 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, extended in December, 1997 and December, 1999.

    The following capital ratios do not include the effect of FAS No. 115 or FAS No.

133 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at June 30, 2000.
                                                   6-30-00
                                                   -------
Total capital to risk-weighted assets               12.52%
Tier I capital to risk-weighted assets              11.27%
Tier I capital to assets (leverage ratio)            8.22%


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

    At the Company's Special Shareholders Meeting held June 29, 2000, the following proposals were approved by the shareholders of the Company:

    The Agreement and Plan of Merger dated as of March 17, 2000 by an between CCB Financial Corporation and the Company and the amendment to the company's charter to increase the number of authorized shares of the company's common stock from 175,000,000 to 400,000,000 were approved. (74,791,705 shares in favor; 896.062 shares against; and 367,961 shares abstained).

    The proposal to amend the 1994 Stock Plan to increase the limitation on the number of shares of the Company's common stock for which options may be granted to an employee in any given year from 60,000 to 200,000, and in the case of the Company's Chairman and Chief Executive Officer from 100,000 to 400,000 was approved (62,118,972 shares in favor; 13,425,616 against; and 511,140 abstained).


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits

                    3.1 Charter of National Commerce Bancorporation as amended and restated filed as Exhibit 3.1 to the Registrant's Form 8-K dated July 11, 2000 (File No. 0-6094) and incorporated herein by reference.
                  10.21 Amendment to National Commerce Bancorporation 1994 Stock Plan
                  10.22 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among National Bank of Commerce, National Commerce Bancorporation and Thomas M. Garrott
                  10.23 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Ernest C. Roessler
                  10.24 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and William R. Reed, Jr.
                  10.25 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Richard L. Furr
                  10.26 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Lewis E. Holland
                  10.27 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and J. Scott Edwards
                  10.28 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Sheldon M. Fox

                  10.29 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and David T. Popwell
                  10.30 Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between National Commerce Bancorporation and Tom W. Scott
                  10.31 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Ernest C. Roessler
                  10.32 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and William R. Reed, Jr.
                  10.33 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Richard L. Furr
                  10.34 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and
                  10.35 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and J. Scott Edwards
                  10.36 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Sheldon M. Fox
                  10.37 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and David T. Popwell
                  10.38 Change of Control Agreement dated as of July 5, 2000, effective upon a Change of Control, by and between National Commerce Bancorporation and Tom W. Scott
                  27.     Financial Data Schedule

       b.  Reports on Form 8-K
                    A current report on Form 8-K dated June 20, 2000 was filed under Item 5 - Other Events discussing the approval of the merger with CCB Financial Corporation by The Board of Governors of the Federal Reserve System.

                    A current report on Form 8-K dated July 5, 2000 was filed under Item 5 - Other Events report the consummation of the CCB merger.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             NATIONAL COMMERCE BANCORPORATION
                             (Registrant)

                                By  /s/ Mark A. Wendel
                             --------------------------------------
                             Mark A. Wendel
                             Senior Vice President and Chief Accounting Officer (Authorized Officer)
                             (Chief Financial Officer)


Date: September 11, 2001
      ------------------