Form 10-Q/A
period 2000-09-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-09-12
CIK 101844

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      __________________________________

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

                    Yes   x     No
                         ---       ___

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
                       --------------------------------
                                (In Thousands)

                                                    Sept. 30     Dec. 31
                                                        2000        1999
                                                        ----        ----
                                                          (unaudited)
      ASSETS
      ------
Cash and cash equivalents:
 Interest-bearing deposits with other banks      $    52,360  $   21,156
 Cash and non-interest bearing deposits              391,290     179,082
    Federal funds sold and securities
     purchased under agreements to resell            170,392      61,058
                                                 -----------  ----------
     Total cash and cash equivalents                 614,042     261,296
                                                 -----------  ----------
Securities:
   Available-for-sale                              2,406,954     553,928
   Held-to-maturity                                1,954,463   1,759,383
                                                 -----------  ----------
     Total securities                              4,361,417   2,313,311
                                                 -----------  ----------
Trading account securities                            41,879      30,294
Loans, net of unearned discounts                  10,866,301   3,985,789
   Less allowance for loan losses                    143,510      59,597
                                                 -----------  ----------
     Net loans                                    10,722,791   3,926,192
                                                 -----------  ----------
Premises and equipment, net                          197,502      47,830
Goodwill and core deposit intangibles              1,249,695     122,512
Broker/dealer customer receivables                    17,591      25,047
Other assets                                         460,876     187,304
                                                 -----------  ----------
   Total assets                                  $17,665,793  $6,913,786
                                                 ===========  ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Liabilities:
Deposits:
  Non-interest bearing deposits                  $ 1,364,830  $  454,146
  Interest-bearing deposits                       10,338,659   4,041,754
                                                 -----------  ----------
  Total deposits                                  11,703,489   4,495,900
Short-term borrowings                              1,345,004     883,038
Accounts payable and accrued liabilities             352,958     114,991
Federal Home Loan Bank advances                    1,786,181     714,335
Long-term debt                                        39,087       6,372
                                                 -----------  ----------
    Total liabilities                             15,226,719   6,214,636
                                                 -----------  ----------
Capital trust pass-through securities                 49,918      49,909

Stockholders' equity:
Common stock                                         410,373     216,446
Additional paid-in capital                         1,776,633     240,208
Retained earnings                                    200,930     196,755
Accumulated other comprehensive income (loss)          1,220      (4,168)
                                                 -----------  ----------
    Total stockholders' equity                     2,389,156     649,241
    Total liabilities and                        -----------  ----------
     stockholders' equity                        $17,665,793  $6,913,786
                                                 ===========  ==========

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                       Consolidated Statements of Income
                      ----------------------------------
                             (Unaudited)(Restated)
                     (In Thousands, Except per Share Data)

                                                                       For the three months           For the nine months
                                                                          ended Sept. 30                 ended Sept. 30
                                                                       --------------------          ---------------------
                                                                       2000            1999          2000             1999
                                                                       ----            ----          ----             ----
Interest income:
Loans                                                              $250,045        $ 77,672   $   433,288        $ 214,139
Securities:
  Taxable                                                            72,039          35,836       154,091          101,556
  Non-taxable                                                         2,498           3,048         5,899            8,913
Trading account securities                                              656             532         1,652            1,813
Deposits at bank                                                        783             247           910              723
Other                                                                 3,069           1,611         8,064            3,516
                                                                   --------        --------   -----------        ---------
  Total interest income                                             329,090         118,946       603,904          330,660
                                                                   --------        --------   -----------        ---------
Interest expense:
Deposits                                                            132,028          40,033       228,284          110,190
Federal Home Loan Bank advances                                      25,643          11,648        50,327           30,143
Long-term debt                                                          648              93           832              274
Federal funds purchased and securities
 sold under agreements to repurchase
 and other short-term borrowings                                     21,934           7,585        51,728           23,532
                                                                   --------        --------   -----------        ---------
  Total interest expense                                            180,253          59,359       331,171          164,139
                                                                   --------        --------   -----------        ---------
  Net interest income                                               148,837          59,587       272,733          166,521
Provision for loan losses                                             5,098           6,403        11,140           12,617
                                                                   --------        --------   -----------        ---------
  Net interest income after
  provision for loan losses                                         143,739          53,184       261,593          153,904
                                                                   --------        --------   -----------        ---------
Other income:
Trust service income                                                 14,275           1,980        18,987            6,197
Service charges on deposits                                          26,640           5,523        42,703           14,925
Other services charges and fees                                       9,247           4,967        20,096           14,789
Broker/dealer revenue                                                 9,649           3,747        18,065           14,070
Securities gains (losses)                                             4,522          (1,286)        4,650           (3,319)
Other                                                                 7,402           6,517        15,744           17,606
                                                                   --------        --------   -----------        ---------
  Total other income                                                 71,735          21,448       120,245           64,268
                                                                   --------        --------   -----------        ---------
Other expenses:
Salaries and employee benefits                                       57,242          20,920        99,510           61,720
Occupancy expense                                                    10,119           3,718        17,590           10,139
Furniture and equipment expense                                       6,464           1,806        10,104            5,093
Amortization of goodwill and core
 deposit intangibles                                                 27,822           1,447        33,899            4,225
Loss (gain) from interest rate swaps                                 12,324            (823)       20,006             (754)
Other                                                                80,939          14,414       109,738           36,862
                                                                   --------        --------   -----------        ---------
  Total other expenses                                              194,910          41,482       290,847          117,285
                                                                   --------        --------   -----------        ---------
Income before income taxes                                           20,564          33,150        90,991          100,887
Income taxes                                                         14,775          11,100        37,269           33,861
                                                                   --------        --------   -----------        ---------
Net income                                                         $  5,789        $ 22,050   $    53,722        $  67,026
                                                                   ========        ========   ===========        =========

Basic net income per share of common stock                         $    .03        $    .21   $       .38        $     .64
Diluted net income per share of common stock                       $    .03        $    .20   $       .38        $     .63
Dividends per share of common stock                                $   .105        $    .09   $      .315        $     .27

See notes to consolidated financial statements.

                       NATIONAL COMMERCE BANCORPORATION
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                             (Unaudited)(Restated)

                                                                                        For the Nine Months Ended Sept. 30
                                                                                        ----------------------------------
                                                                                                     2000             1999
                                                                                              -----------        ---------
                                                                                                     (In Thousands)
Operating activities:
   Net income                                                                                 $    53,722        $  67,026
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Provision for loan losses                                                                     11,140           12,617
     Provision for depreciation and amortization                                                   44,918            9,558
     Net loss (gain) on sales of investment securities                                             (4,650)           3,319
     Net loss (gain) on sales of interest rate swaps                                               20,006             (754)
     Deferred income taxes                                                                         32,450           (2,800)
   Changes in:
     Trading account securities                                                                   (11,585)          44,014
     Other assets                                                                                (123,422)         (24,759)
     Other liabilities                                                                             42,199           10,390
                                                                                              -----------        ---------
Net cash provided by (used in) operating activities                                                64,778          118,611
                                                                                              -----------        ---------
Investing activities:
   Proceeds from:
     Maturities & calls investment securities                                                     137,821          155,168
     Sale of investment securities                                                              1,403,904          268,826
   Purchases of:
     Investment securities                                                                     (1,781,768)        (494,821)
     Premises & equipment                                                                         (10,377)          (6,391)
   Net originations of loans                                                                     (411,343)        (467,553)
   Net cash acquired in business combinations                                                     318,633           14,560
                                                                                              -----------        ---------
Net cash provided by (used in) investing activities                                              (343,130)        (530,211)
                                                                                              -----------        ---------
Financing activities:
   Net increase in deposit accounts                                                               228,967          195,505
   Net increase (decrease) in short-term borrowed funds                                           106,201         (146,031)
   Net increase (decrease) in Federal Home Loan bank borrowings                                   382,764          285,408
   Net increase (decrease) in long-term debt                                                      (15,809)              10
   Issuance of common stock from exercise of stock options                                          3,938            4,211
   Stock offering                                                                                       -           80,248
   Purchase and retirement of common stock                                                        (25,726)         (18,960)
   Other equity transactions, net                                                                     311            1,061
   Cash dividends paid                                                                            (49,548)         (28,299)
                                                                                              -----------        ---------
Net cash provided by (used in) financing activities                                               631,098          373,153
                                                                                              -----------        ---------
Decrease in cash and cash equivalents                                                             352,746          (38,447)
Cash and cash equivalents at beginning of period                                                  261,296          311,850
                                                                                              -----------        ---------
Cash and cash equivalents at end of period                                                    $   614,042        $ 273,403
                                                                                              ===========        =========

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

    As a result of the foregoing, the company's 1998, 1999, and 2000 consolidated financial statements have been restated. Management believes that the Company's consolidated financial statements, as restated, include all adjustments necessary for a fair presentation of the company's financial position as of December 31, 1999 and September 30, 2000, and its results of operations for the three month and nine month periods ended September 30, 2000 and 1999.

    For the three month and nine month periods ended September 30, 2000, restated net income equals $5,789,000 and $53,722,000 or $.03 and $.38 diluted earnings per shares, versus originally reported net income (loss) of ($10,125,000) and $109,065,000, or ($.05) and $.53 diluted earnings per share. For the three and nine month periods ended September 30, 1999, restated net income equals $22,050,000 and $67,026,000, or $.20 and $.63 diluted earnings per share, versus originally reported net income of $59,515,000 and $195,420,000, or $.28 and $.94 diluted earnings per share.

Note A - Basis of Presentation
------------------------------

    The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normally recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The statements should be read in conjunction with the summary of accounting policies and notes to consolidated financial statements included in the Registrant's annual report for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules of the Securities and Exchange Commission. During third quarter 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee and Nashville-based Southeastern Mortgage of Tennessee. During second quarter, 2000, the Company acquired Piedmont Bancorp. Inc., a $150 million asset size bank holding company headquartered in Hillsborough, North Carolina. On July 5, 2000, the Company merged with CCB Financial Corporation of Durham, North Carolina, an $8 billion bank holding company. The Company also acquired FMT Holding, Inc. of Memphis, Tennessee on July 27, 2000. Each of these acquisitions, which were accounted for using the purchase method of accounting for business combinations, are included in reported results from the date of acquisition.


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

    Quarter Ended September 30, 2000:

                                                                          Traditional      Financial
                                                                Banking   Enterprises          Total
                                                             -----------  -----------    -----------
Net interest income                                          $   153,551      $  3,108   $   156,659
Provision for loan losses                                         (5,098)            -        (5,098)
                                                             -----------      --------   -----------
Net interest income after provision                              148,453         3,108       151,561
Non-interest income                                               42,102        29,633        71,735
Non-interest expense                                            (172,872)      (22,038)     (194,910)
                                                             -----------      --------   -----------
Net income before taxes                                           17,683        10,703        28,386
Income taxes                                                     (18,337)       (4,260)      (22,597)
                                                             -----------      --------   -----------
Net income                                                   $      (654)     $  6,443   $     5,789
                                                             ===========      ========   ===========
Average assets                                               $16,652,802      $425,524   $17,078,326

Quarter Ended Sept. 30, 1999:
                                                             Traditional     Financial
                                                                 Banking   Enterprises         Total
                                                             -----------   -----------       -------
Net interest income                                          $    59,974      $  3,007   $    62,981
Provision for loan losses                                         (6,403)            -        (6,403)
                                                             -----------      --------   -----------
Net interest income after provision                               53,571         3,007        56,578
Non-interest income                                               10,204        11,244        21,448
Non-interest expense                                             (33,168)       (8,314)      (41,482)
                                                             -----------      --------   -----------
Net income before taxes                                           30,607         5,937        36,544
Income taxes                                                     (12,016)       (2,478)      (14,494)
                                                             -----------      --------   -----------
Net income                                                   $    18,591      $  3,459   $    22,050
                                                             ===========      ========   ===========
Average assets                                               $ 6,297,105      $334,412   $ 6,631,517

Nine Months Ended Sept. 30, 2000:
                                                             Traditional     Financial
                                                                 Banking   Enterprises         Total
                                                             -----------   -----------       -------
Net interest income                                          $   280,191      $  8,975   $   289,166
Provision for loan losses                                        (11,140)            -       (11,140)
                                                             -----------      --------   -----------
Net interest income after provision                              269,051         8,975       278,026
Non-interest income                                               63,371        56,874       120,245
Non-interest expense                                            (249,628)      (41,219)     (290,847)
                                                             -----------      --------   -----------
Net income before taxes                                           82,794        24,630       107,424
Income taxes                                                     (43,932)       (9,770)      (53,702)
                                                             -----------      --------   -----------
Net income                                                   $    38,862      $ 14,860   $    53,722
                                                             ===========      ========   ===========
Average assets                                               $10,236,088      $407,325   $10,643,412

Nine Months Ended Sept. 30, 1999:
                                                             Traditional     Financial
                                                                 Banking   Enterprises         Total
                                                             -----------   -----------       -------
Net interest income                                          $   168,250      $  8,137   $   176,387
Provision for loan losses                                        (12,617)            -       (12,617)
                                                             -----------      --------   -----------
Net interest income after provision                              155,633         8,137       163,770
Non-interest income                                               27,893        36,375        64,268
Non-interest expense                                             (91,039)      (26,246)     (117,285)
                                                             -----------      --------   -----------
Net income before taxes                                           92,487        18,266       110,753
Income taxes                                                     (36,087)       (7,640)      (43,727)
                                                             -----------      --------   -----------
Net income                                                   $    56,400      $ 10,626   $    67,026
                                                             ===========      ========   ===========
Average assets                                               $ 5,930,012      $296,175   $ 6,226,187


Note C - Earnings Per Share
---------------------------

    The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended     Nine Months Ended
                                            Sept. 30                Sept. 30
                                       -------------------    ----------------
In Thousands, Except Per Share Data         2000      1999      2000      1999
                                        --------  --------  --------  --------
Numerator:
Net income                              $  5,789  $ 22,050  $ 53,722  $ 67,026
                                        ========  ========  ========  ========
Denominator:
Denominator for basic earnings per
 share - weighted average shares         205,570   107,137   140,856   103,491

Dilutive potential common shares -
 Employee stock options                    1,325     1,946     1,358     2,380
                                        --------  --------  --------  --------
Denominator for diluted earnings per
 share - adjusted weighted average
 and assumed conversions                 206,895   109,083   142,214   105,871
                                        ========  ========  ========  ========

Basic earnings per share                $    .03  $    .21  $    .38  $    .65
Diluted earnings per share              $    .03  $    .20  $    .38  $    .63

Note D - Comprehensive Income
-----------------------------

    During the third quarter of 2000 and 1999, total comprehensive income amounted to $14,443,000 and $20,316,000 respectively. The year-to-date total comprehensive income for 2000 and 1999 was $59,110,000 and $63,744,000 respectively.


Note E - Acquisitions
---------------------

    On July 27, 2000, the Company completed its merger with First Mercantile Trust and First Mercantile Capital Management, Inc. (collectively, "First Mercantile"), a $7 million trust company based in Germantown, Tennessee, in a transaction accounted for as a purchase. Under the terms of the agreement, First Mercantile shareholders received 1.7 million shares of stock for all of the First Mercantile stock outstanding. The approximate cost of the acquisition was $32.9 million, of which $28.4 million has been recorded as goodwill.
Results of operations of First Mercantile have been included in the Company's consolidated statements of income from the date of acquisition.

    On July 5, 2000, the Company completed its merger with CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company based in Durham, North Carolina, in a transaction accounted for as a purchase. Under the terms of the agreement, CCBF shareholders received 2.45 shares of the Company's stock for each share of CCBF stock held. Approximately 93.8 million shares of common stock were issued in exchange for all of the CCBF common stock outstanding. The approximate cost of the acquisition, including the fair value of stock options assumed and transaction costs, was $1.7 billion, of which $8l4.2 million has been recorded as goodwill. Results of operations of CCBF have been included the Company's consolidated statements of income from the date of acquisition.

    On April 11, 2000, the Company completed its merger with Piedmont Bancorp., Inc. ("PBI"), a $151 million bank holding company based in Hillsborough, North Carolina, in a transaction accounted for as a purchase. Under the terms of the agreements, PBI shareholders received .60499 shares of the Company's stock for each share of PBI stock held. Approximately 1.5 million shares of the Company's stock were issued in exchange for all of the PBI common stock outstanding. The approximate cost of the acquisition, including the fair value of stock options and transaction costs, was $32.3 million, of which $12.7 million has been recorded as goodwill. Results of operations of PBI have been included in the Company's consolidated statements of income from the date of acquisition.

    In March of 2000, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry, in a transaction accounted for as a purchase. This transaction is not material to the consolidated financial statements.

    On December 31, 1999, TransPlatinum completed the cash acquisition of FleetOne, LLC. This transaction is not material to the consolidated financial statements.

    On August 20, 1999, the Company completed its merger with Southeastern Mortgage of Tennessee, Inc. ("SMTI"), in a transaction accounted for as a purchase. This transaction is not material to the consolidated financial statements.

    On August 4, 1999, the Company completed its merger with First Financial Corporation of Mt. Juliet, Tennessee ("FFC"), a $277.7 million bank holding company, in a transaction accounted for as a purchase. Under the terms of the agreement, FFC shareholders received 2.8502 shares of the Company's stock for each share of FFC held. Approximately 2.9 million shares of the Company's stock were issued in exchange for all of the FFC common stock outstanding. The approximate cost of the acquisition, including the fair value of stock options assumed and transaction costs, was $77.1 million, of which $50.3 million has been recorded as goodwill. Results of operating of FFC have been included in the Company's consolidated statements of income from the date of acquisition.

    During 1998, the Company completed mergers with four financial institutions with combined assets of $312.6 million in transactions accounted for as purchases. Approximately 3.1 million shares of the Company's stock were issued in connection with these mergers. The approximate cost of the acquisitions was $78.0 million, of which $42.2 million has been recorded as goodwill. Results of operations of these acquired companies have been included in the Company's consolidated statements of income from the dates of acquisition.

    The following unaudited financial information presents the combined results of operations of the Company, First Mercantile, PBI and CCBF as if those acquisitions had occurred as of January 1, 2000 and 1999, respectively. Theses proforma results give effect to certain adjustments, primarily amortization of goodwill and core deposit intangibles, and related tax effects. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the mergers occurred as of these proforma dates. Proforma financial information relating to other acquisitions has not been provided, as the acquisitions are not considered material to the Company's financial position or results of operations as of September 30, 2000.

In Thousands, Except Per Share Data                September 30
---------------------------------------------------------------
                                             2000          1999
                                             ----          ----
Total revenue                          $1,133,139      $995,082
Net income                                 56,747       130,454
Basic earnings per common share               .28           .64
Diluted earnings per common share             .27           .63

    In connection with the 2000 CCBF merger discussed above, the Company incurred merger and integration charges of $44,765,000. The components of the charges are shown below (in thousands):

                                                   2000
                                                   ----
Merger integration costs:
Severance costs                                 $ 2,335
Employee retention costs                              -
Restricted stock acceleration                       759
Change-in-control related costs                  30,891
Other costs accrued                               2,403
                                                -------
Total personnel-related costs                    36,388
Occupancy and equipment write-downs                   -
Systems and other integration costs               6,375
Securities losses from balance restructuring      2,002
                                                -------
Total merger and integration costs              $44,765
                                                =======

    Personnel-related costs include accrued termination benefits for the Company's employees in operational and support positions that management has elected to eliminate as a result of the CCBF merger integration plan. Of a total 134 positions to be eliminated, 76 positions had been eliminated as of September 30, 2000. A total of $5.1 million of severance costs for CCBF employees was included in the cost of the CCBF acquisition. Systems and other integration costs included incremental costs such as consultants and contract labor related to the conversion of systems, customer communications and Employee benefits integration costs.

    The following summarized activity within the Company's merger accrual account during 2000 (in thousands):

          Balance at beginning of period          $        -
          Provision charged to operating expense      44,765
          Cash outlays                               (37,690)
          Non-cash write-downs                        (2,635)
                                                     -------
          Balance at end of period                $    4,440
                                                     =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
The purpose of this discussion is to focus on important factors affecting the Company's financial condition and results of operations. Reference should be made to the consolidated financial statements (including the notes thereto) set forth in this report for an understanding of the following discussion and analysis. In this discussion, net interest income and net interest margin are presented on a fully taxable equivalent basis. During third quarter 1999, the Company acquired First Financial Corporation of Mt. Juliet, Tennessee and Nashville-based Southeastern Mortgage of Tennessee. During second quarter, 2000, the Company acquired Piedmont Bancorp. Inc., a $150 million asset size bank holding company headquartered in Hillsborough, North Carolina. On July 5, 2000, the Company merged with CCB Financial Corporation of Durham, North Carolina, an $8 billion bank holding company. in a merger of equals transaction. The Company also acquired FMT Holding, Inc. of Memphis, Tennessee on July 27, 2000. Each of these acquisitions, which were accounted for using the purchase method of accounting for business combinations, are included in reported results from the date of acquisition.

    The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this Quarterly Report on Form 10-Q/A that are not historical facts or that express expectations or projections with respect to future matters are "forward-looking statements" for the purpose of the safe harbor provided by the Act. The Company cautions readers that such "forward-looking statements," including, without limitation, those relating to future business initiatives and prospects, revenues, working capital, liquidity, capital needs, interest costs and income, and "Year 2000" remediation efforts, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management. Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward-looking statements." Such "forward-looking statements" should, therefore be considered in light of various important factors, including those set forth in this document. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include significant fluctuations in interest rates, inflation, economic recession, significant changes in the federal and state legal and regulatory environment, significant underperformance in the Company's portfolio of outstanding loans, and competition in the Company's markets. Other factors set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission should also be considered. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

    The Financial Condition and Results of Operations for the period ended September 30, 2000, as compared to the period ended September 30, 1999 are impacted significantly by the purchase acquisitions of Piedmont Bancorp. Inc. in April, 2000; CCB Financial Corporation in July, 2000; and First Mercantile and First Mercantile Capital in July, 2000. These companies are referred to collectively in the remainder of this discussion as the "Acquired Companies".

Financial Condition
-------------------

    Following is a comparison of the September 30, 2000 and December 31, 1999 consolidated balance sheets.

    Total assets increased by $10.8 billion compared to December 31, 1999 levels, with the majority of the increase attributable to the Acquired Companies. Total loans, net of unearned discounts, increased by $6.9 billion. Securities increased by $2.0 billion and federal funds sold and securities purchased under agreements to resell increased by $109 million. Trading account securities increased by $11.6 million from year-end 1999 levels. This increase reflects the trading activity generated by NBC Capital Markets Group, Inc., the Companies broker/dealer subsidiary which fluctuates from time to time.

    Total liabilities increased $9.0 billion compared to the December 31, 1999 levels, with the majority of the increase again attributable to the Acquired Companies. Total deposits increased $7.2 billion and short-term borrowings increased $462 million.

Results of Operations
---------------------

Three Months Ended September 30, 2000, Compared to Three Months Ended September
-------------------------------------------------------------------------------
30, 1999
--------

    Net income was $5,789,000 for the third quarter of 2000, a 73.7% decrease over the $22,050,000 reported for the same period a year earlier. Diluted earnings per share were $.03, compared to $.20 per share in 1999, down 85.0%. Basic earnings per share were $.03, compared to $.21 per share in 1999, down 85.7%. During the quarter, the Company incurred non-recurring expenses of $57.1 million in connection with the CCB Financial Corporation merger and losses on interest rate swaps. The after-tax cost amounted to $.20 per diluted share.

    Net income, before non-recurring expenses, was $48,123,000, compared to $22,050,000 reported for the third quarter of 1999. Diluted earnings per share before non-recurring expenses were $.23 and basic earnings per share were $.23.

    Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $93,678,000 or 148.7% for the third quarter of 2000, compared to third quarter 1999. This decrease reflects a $214,572,000 or 175.4% increase in total interest income that was offset by a $120,894,000 or 203.7% increase in interest expense. Interest income increased in 2000 due to an increase of $8.8 billion or 142.4% in total average earning assets, and an increase in the yield on average earning assets from 7.90% in the third quarter of 1999 to 8.97% in the third quarter of 2000. The increased volume of earning assets increased interest income by approximately $174,246,000 while the increased yield increased interest income by approximately $40,326,000. Interest expense increased in the third quarter of 2000, reflecting an increase in average interest-bearing liabilities of $7.6 billion or 140.5% and an increase in the cost of interest-bearing liabilities from 4.36% to 5.50%. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $37,507,000 and the increase in average outstandings increased interest expense by approximately $83,387,000. The net interest margin (taxable equivalent net interest income as a percentage of average earning assets) was 4.17% in third quarter 2000, compared to 4.07% in third quarter of 1999.

    The provision for loan losses in the third quarter of 2000 was $5,098,000, versus $6,403,000 for the third quarter of 1999. Net charge-offs were $4,746,000, or .18% of average net loans, compared to $1,770,000 or .05% of average net loans in 1999. The allowance for loan losses totaled $143,510,000 at September 30, 2000, representing 1.32% of quarter-end net loans, compared to $62,061,000 or 1.45% of quarter-end net loans at June 30, 2000.

    Following is a comparison of non-earning assets and loans past due 90 days or more for the quarters ended September 30, 2000, June 30, 2000, and September 30, 1999 (dollars in thousands):

                                   9-30-00    6-30-00   9-30-99
                                  --------   --------   -------
Non-accrual loans                 $ 26,432   $  1,377   $    76
Renegotiated loans                   2,235          -         -
Other real estate                    3,219      1,309       217
                                  --------   --------   -------
Total non-earning assets          $ 31,886   $  2,686   $   293
                                  ========   ========   =======
Percentage of total loans              .29%       .06%      .01%
Loans past due 90 days or more    $  7,949   $  6,142   $ 3,704
Percentage of total loans              .07%       .14%      .10%

    Non-interest income, excluding securities transactions, totaled $67,213,000 for the quarter, an increase of $44,479,000, or 195.6%, from last year's third quarter. Securities gains totaled $4,522,000 in third quarter, 2000, compared to losses of $1,286,000 in 1999. Non-interest expenses (excluding the provision for loan losses) increased by $153,428,000 or 369.9% in third quarter, 2000. Non-recurring expenses related to the CCB Financial Corporation merger were $44.8 million. The Company also had $7.2 million in expense from FMT Holdings, Inc., which was acquired during the third quarter, 2000.

    The Company's return on average assets and return on average equity were .13% and .98% respectively, for third quarter of 2000. These compared with 1999 third quarter returns of 1.33% and 14.79%, respectively.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September
-----------------------------------------------------------------------------
30, 1999
--------

    For the nine months ended September 30, 2000, net income totaled $53,722,000, a 19.8% decrease over the $67,026,000 for the first nine months of 1999. Diluted earnings per share were $.38, compared to $.63 for the same period in 1999, a 39.7% decrease. Basic earnings per share were $.38 compared to $.65 in 1999, a 41.5% decrease.

    Net income, before non-recurring items, was $69,417,000, compared to $47,091,000 for the same period of 1999. Diluted earnings per share before non-recurring items were $.49 compared to $.44 in 1999. Basic earnings per share were $.49 compared to $.46 in 1999. For the nine-month period, return on average assets and return on average stockholders' equity were .87% and 7.56%, respectively, before non-recurring items. These compared with 1999 nine month returns of 1.44% and 17.35% before non-recurring items.

    Net interest income increased by $112,779 or 63.9% for the first nine months of 2000. This increase reflects a $280,351,000 or 82.3% increase in total interest income that more than offsets a $167,032,000 or 101.8% increase in interest expense. Interest income increased in 2000 due to an increase of $3.3 billion or 51.8% in total average earning assets and by an increase in the yield on average earning assets from 7.88% in 1999 to 8.68% in 2000. The increased volume of earning assets increased interest income by approximately $176,266,000, and the increased yield reduced interest income by approximately $104,085,000. Interest expense increased in the first nine months of 2000, reflecting an increase in average interest-bearing liabilities of $2.9 billion or 52.2%, with the cost of interest-bearing liabilities increasing from 4.31% to 5.25% in 2000. The increase in average outstandings increased interest expense by approximately $85,611,000 while the increased rate reduced interest expense by approximately $81,421,000. The net interest margin was 4.04% in the first nine months of 2000, compared to 4.08% in the first nine months of 1999.

    The provision for loan losses for the first nine months of 2000 was $11,140,000, versus $12,617,000 for the first nine months of 2000. Net charge-offs were $9,454,000, or .20% of average net loans compared to $5,670,000, or
 .23% of average net loans in 1999.

    Non-interest income, excluding securities transactions, totaled $115,595,000 for the first nine months of 2000, compared to a total of $67,587,000 for the first nine months of 1999, an increase of 71.0%. The majority of the increase is from the Acquired Companies. Securities gains totaled $4,650,000 in 2000, compared to a loss of $3,319,000 in 1999.

    Non-interest expenses (excluding the provision for loan losses) increased by $173,562,000 or 148.0% for the first nine months of 2000, excluding the non-recurring items already mentioned.

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

    Total stockholders' equity increased by $1,739,915,000 from December 31, 1999. Common stock and additional paid-in capital accounted for the majority of the increase. Through September 30, 2000, 9.8 million shares had been repurchased and cancelled under a stock repurchase program initiated in January, 1996, extended in December, 1997 and December, 1999.

    The following capital ratios do not include the effect of FAS No. 115 or FAS No. 133 on Tier I capital, total capital, or total risk-weighted assets.

    As indicated in the following table, the Company and its banking subsidiaries exceeded all minimum required capital ratios for well-capitalized institutions at September 30, 2000.
                                             9-30-00
                                             -------

Total capital to risk-weighted assets          11.13%
Tier I capital to risk-weighted assets          9.93%
Tier I capital to assets (leverage ratio)       7.51%


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

    Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income to future periods.

    After the merger of equals transaction with the former CCB Financial Corporation, the Company's market risk continues to result primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. Responsibility for monitoring interest rate risk rests with the asset/liability committee (ALCO), comprised of senior management. ALCO regularly reviews the Company's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines. The Company is not subject to currency exchange risk nor commodity price risk.

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


Date:  September 11, 2001
       ------------------