Form 10-Q
period 2001-09-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2001-11-14
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the period ended September 30, 2001

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


        Registrant's telephone number, including area code (901) 523-3434
                                                           --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $2 Par value                 203,494,824 shares
    --------------------------                 ----------------------------
         (Class of Stock)            (Shares outstanding as of November 9, 2001)

            National Commerce Financial Corporation and Subsidiaries
                               INDEX TO FORM 10-Q


Part I.  Financial Information

   Item 1.     Financial Statements

       Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000                                      3

       Consolidated Statements of Income
           Three and Nine Months Ended September 30, 2001 and 2000                       4

       Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000                                 5

       Notes to Consolidated Financial Statements
           As of and for the Nine Months Ended September 30, 2001 and 2000               6

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          11

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk               20

Part II.  Other Information

   Item 6.     Exhibits and Reports on Form 8-K                                         21

   Signatures                                                                           22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


            National Commerce Financial Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                                                                          (Unaudited)
                                                                                         September 30,      December 31,
In Thousands Except Share Data                                                                2001              2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                    $    547,899           446,712
Time deposits in other banks                                                                     31,643            32,183
Federal funds sold and other short-term investments                                              11,982            52,572
Investment securities:
   Available for sale                                                                         2,794,233         2,401,526
   Held to maturity (fair values of $1,649,292 and $1,984,700)                                1,489,414         2,016,795
Trading account securities                                                                      131,374            74,417
Loans                                                                                        11,516,651        11,008,419
   Less allowance for loan losses                                                               150,487           143,614
--------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                              11,366,164        10,864,805
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                          202,222           204,903
Goodwill                                                                                        909,541           934,467
Core deposit intangibles                                                                        249,035           287,707
Other assets                                                                                    748,047           429,705
--------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                      $ 18,481,554        17,745,792
==========================================================================================================================

LIABILITIES
Deposits:
   Demand (non-interest-bearing)                                                           $  1,564,212         1,366,178
   Savings, NOW and money market accounts                                                     4,834,686         4,474,114
   Jumbo and brokered certificates of deposits                                                1,329,640         2,006,741
   Consumer time deposits                                                                     4,216,670         4,132,598
--------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                         11,945,208        11,979,631
Short-term borrowed funds                                                                     1,308,387         1,212,903
Federal Home Loan Bank advances                                                               2,243,509         1,649,055
Long-term debt                                                                                   39,375            39,379
Other liabilities                                                                               487,569           450,064
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                   16,024,048        15,331,032
--------------------------------------------------------------------------------------------------------------------------

Capital trust pass-through securities                                                            42,642            49,922

STOCKHOLDERS' EQUITY
Preferred stock, no par value. Authorized 5,000,000 shares; none issued                              --               --
Common stock, $2 par value. Authorized 400,000,000 shares;
  204,032,413 and 205,246,098 shares issued                                                     408,064           410,492
Additional paid-in capital                                                                    1,726,548         1,765,723
Retained earnings                                                                               247,153           165,829
Accumulated other comprehensive income                                                           33,099            22,794
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                           2,414,864         2,364,838
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                        $ 18,481,554        17,745,792
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 8)

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                           Three Months Ended September 30, Nine Months Ended September 30,
                                                           -------------------------------- -------------------------------
In Thousands Except Per Share Data                                   2001            2000            2001          2000
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                          $ 235,072        250,045        720,293        433,288
Interest and dividends on investment securities:
     U.S. Treasury                                                        772          2,472          2,209          3,345
     U.S. Government agencies and corporations                         47,911         56,407        147,093        113,553
     States and political subdivisions (primarily tax-exempt)           2,037          2,498          6,946          5,899
     Equity and other securities                                       15,340         13,160         53,291         37,193
Interest and dividends on trading account securities                      591            656          2,251          1,652
Interest on time deposits in other banks                                  299            783          1,010            910
Interest on federal funds sold and other short-term investments           470          3,069          2,510          8,063
---------------------------------------------------------------------------------------------------------------------------
          Total interest income                                       302,492        329,090        935,603        603,903
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                              102,057        132,028        346,223        228,283
Short-term borrowed funds                                               8,602         21,934         34,011         51,728
Federal Home Loan Bank advances                                        25,586         25,643         72,690         50,327
Long-term debt                                                            646            648          1,934            832
---------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                      136,891        180,253        454,858        331,170
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   165,601        148,837        480,745        272,733
Provision for loan losses                                               9,623          5,098         22,307         11,139
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   155,978        143,739        458,438        261,594
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                    29,639         26,640         87,389         42,703
Other service charges and fees                                          9,427          9,247         27,227         20,096
Trust and employee benefit plan income                                 11,422         14,275         38,686         18,987
Broker/dealer revenue and other commissions                            15,114          9,649         46,382         18,065
Other operating                                                        11,042          7,402         28,660         15,744
Investment securities gains                                             2,588          4,522          3,883          4,650
---------------------------------------------------------------------------------------------------------------------------
          Total other income                                           79,232         71,735        232,227        120,245
---------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSE
Personnel                                                              58,063         57,241        180,410         99,510
Net occupancy                                                           9,610         10,119         28,091         17,590
Equipment                                                               6,399          6,464         18,369         10,104
Goodwill amortization                                                  12,060         11,941         36,180         14,824
Core deposit intangibles amortization                                  14,389         15,881         44,053         19,075
Conversion/merger expenses                                              3,122         44,765          3,122         44,765
Losses on interest rate swaps                                              --         12,324            672         20,006
Other operating                                                        39,562         36,175        115,051         64,974
---------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                        143,205        194,910        425,948        290,848
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                             92,005         20,564        264,717         90,991
Income taxes                                                           34,394         14,775         99,281         37,269
---------------------------------------------------------------------------------------------------------------------------
Net income                                                          $  57,611          5,789        165,436         53,722
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
     Basic                                                          $     .28            .03            .81            .38
     Diluted                                                              .28            .03            .80            .38
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                            204,308        205,458        205,120        141,289
     Diluted                                                          206,723        207,268        207,712        142,954

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

In Thousands                                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $   165,436            53,722
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and accretion, net                                                  78,564            44,918
   Provision for loan losses                                                                      22,307            11,139
   Net gain on sales of investment securities                                                     (3,883)           (4,650)
   Losses on interest rate swaps                                                                     672            20,006
   Deferred income taxes                                                                          24,780            32,450
   Changes in:
     Trading account securities                                                                  (56,957)          (11,585)
     Other assets                                                                               (329,682)         (123,422)
     Other liabilities                                                                            34,652            42,199
   Other operating activities, net                                                                  (639)                1
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                                           (64,750)           64,778
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from:

  Maturities and issuer calls of investment securities held to maturity                          624,843                --
  Sales of investment securities available for sale                                               78,482         1,403,904
  Maturities and issuer calls of investment securities available for sale                        962,975           137,821
Purchases of:
  Investment securities held to maturity                                                         (92,720)       (1,781,768)
  Investment securities available for sale                                                    (1,390,515)               --
  Premises and equipment                                                                         (10,819)          (10,377)
Net originations of loans                                                                       (392,209)         (411,343)
Net cash acquired (paid) in business combinations                                                (12,641)          318,633
---------------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                                     (232,604)         (343,130)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts                                                     (171,600)          228,967
Net increase (decrease) in short-term borrowed funds                                              81,441           106,201
Net increase in FHLB advances                                                                    590,412           366,955
Repurchase and retirement of capital trust pass-through securities                                (7,303)               --
Issuances of common stock from exercise of stock options, net                                     13,571             3,938
Issuances of common stock and other                                                                   --               311
Purchase and retirement of common stock                                                          (64,943)          (25,726)
Cash dividends paid                                                                              (84,167)          (49,548)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                  357,411           631,098
---------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         60,057           352,746
Cash and cash equivalents at beginning of period                                                 531,467           261,296
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $   591,524           614,042
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period                                                              $   495,519           299,433
---------------------------------------------------------------------------------------------------------------------------
Income taxes paid during the period                                                          $    79,495            22,707
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        As of and for the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation ("NCF") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

CONSOLIDATION NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF has two principal lines of business which are operated as business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust and asset management, retail banking consulting and capital markets. NCF's wholly-owned bank subsidiaries include Central Carolina Bank and Trust Company ("CCB"), National Bank of Commerce ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of
NCF: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., U.S.I. Alliance, Senior Housing Crime Prevention Foundation Investment Corporation, National Commerce Capital Trust I and Monroe Properties. Additionally, both CCB and NBC have subsidiaries that provide a variety of services including retail banking consulting, trust, investment advisory, insurance, broker/dealer and leasing services. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF acquired Piedmont Bancorp, Inc. in April 2000; CCB Financial Corporation, First Mercantile Trust and First Mercantile Capital in July 2000; and First Vantage-Tennessee in August 2001 in transactions accounted for as purchases. Accordingly, the results of operations of these acquired companies are included in NCF's operating results only from the dates of acquisition.

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

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the nine months ended September 30, 2001 and 2000 and accumulated other comprehensive income as of September 30, 2001, December 31, 2000 and September 30, 2000 are comprised of unrealized gains and losses on certain investments in debt and equity securities and certain hedging instruments.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) RESTATEMENTS

As a result of technical violations of pooling of interest rules regarding treasury share repurchases and stock options, NCF has restated its historical financial statements for the presentation of nine business combinations as purchases rather than as poolings of interests as previously reported. The reasons for, and financial impact of, the adjustments are described in NCF's Annual Report on Form 10-K/A for the fiscal period ended December 31, 2000.

As a result of the foregoing, NCF's 2000 consolidated financial statements have been restated for the interim periods of 2000 and 1999, and fiscal years 2000, 1999 and 1998. The restated financial statements for the periods, including condensed financial statements for the nine months ended September 30, 2000, are included in NCF's Annual Report on Form 10-K/A for the fiscal period ended December 31, 2000. Management believes that NCF's consolidated financial statements, as restated, include all adjustments necessary for a fair presentation of NCF's financial position as of September 30, 2000 and its results of operations for the nine months then ended.

(3) LOANS

A summary of loans at September 30, 2001 and December 31, 2000 follows:

In Thousands                                                                          2001               2000
------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                               $  1,300,819        1,223,032
Real estate-construction                                                                2,104,567        1,907,533
Real estate-mortgage                                                                    6,521,943        5,959,114
Consumer                                                                                1,390,120        1,730,940
Revolving credit                                                                           61,896           58,840
Lease financing                                                                           155,381          145,883
-------------------------------------------------------------------------------------------------------------------
   Gross loans                                                                         11,534,726       11,025,342
Less unearned income                                                                       18,075           16,923
-------------------------------------------------------------------------------------------------------------------
   Total loans                                                                       $ 11,516,651       11,008,419
-------------------------------------------------------------------------------------------------------------------

(4) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the nine months ended September 30, 2001 and 2000:

In Thousands                                                                                2001           2000
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                           $ 143,614          59,597
Provision charged to operations                                                             22,307          11,139
Addition from acquired institutions                                                          1,331          82,228
Recoveries of loans previously charged-off                                                   5,360           3,695
Loan losses charged to allowance                                                           (22,125)        (13,149)
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 $ 150,487         143,510
-------------------------------------------------------------------------------------------------------------------

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) RISK ASSETS

Following is a summary of risk assets at September 30, 2001, December 31, 2000, and September 30, 2000:

                                                                  September 30,     December 31,       September 30,
In Thousands                                                           2001               2000              2000
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                        $ 15,466           7,219             26,432
Other real estate acquired through loan foreclosures                       8,347           5,652              3,219
Restructured loans                                                            --           2,232              2,235
Accruing loans 90 days or more past due                                   32,426          26,362              7,949
--------------------------------------------------------------------------------------------------------------------
Total risk assets                                                       $ 56,239          41,465             39,835
--------------------------------------------------------------------------------------------------------------------

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the nine months ended September 30, 2001 and 2000:

                                                            2001                                        2000
                                               ----------------------------------   -------------------------------------
                                                Before                     Net       Before                       Net
                                                  tax          Tax       of tax        tax          Tax         of tax
In Thousands                                    amount       expense     amount      amount       expense       amount
-------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
     Unrealized gains arising
         during holding period                 $ 20,649     (7,995)       12,654       13,555       (5,354)        8,201
     Less:  Reclassification adjustment
         for gains realized in net income         3,883     (1,534)        2,349        4,650       (1,837)        2,813
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                10,305                                   5,388
Net income                                                               165,436                                  53,722
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                   $ 175,741                                  59,110
-------------------------------------------------------------------------------------------------------------------------

(7) PER SHARE DATA

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2001 and 2000. Dilutive common shares arise from the potentially dilutive effect of NCF's stock options outstanding.

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                          -----------------------------------------------------
In Thousand Except Per Share Data                            2001           2000             2001       2000
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Average common shares outstanding                           204,308        205,458        205,120      141,289
Net income                                                $  57,611          5,789        165,436       53,722
Earnings per share                                              .28            .03            .81          .38
---------------------------------------------------------------------------------------------------------------
DILUTED EPS
Average common shares outstanding                           204,308        205,458        205,120      141,289
Average dilutive common shares                                2,415          1,810          2,592        1,665
---------------------------------------------------------------------------------------------------------------
Adjusted average common shares                              206,723        207,268        207,712      142,954
Net income                                                $  57,611          5,789        165,436       53,722
Earnings per share                                              .28            .03            .80          .38
---------------------------------------------------------------------------------------------------------------

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) CONTINGENCIES

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCF or its subsidiaries.

(9) SEGMENT INFORMATION

TRADITIONAL BANKING This segment includes sales and distribution of financial products and services to consumer and corporate customers. These products and services include loan products such as residential mortgages, home equity loans, automobile and other personal loan products. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes financial services provided to large and medium-sized corporations including real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of NCF's investment portfolio and non-deposit based funding.

FINANCIAL ENTERPRISES This segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and institutional broker/dealer activities.

The accounting policies of the individual segments are the same as those of NCF. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. There are no significant intersegment revenues. Net interest income is presented on a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources, accounting and other back-office support functions and management overhead are allocated to each segment based upon various statistical information.

The following tables present condensed income statements and average assets for each reportable segment.

                                                                       Traditional      Financial
In Thousands                                                             Banking       Enterprises         Total
-------------------------------------------------------------------------------------------------------------------
Quarter ended September 30, 2001:
Net interest income                                                  $      168,669           4,798        173,467
Provision for loan loss                                                       9,623              --          9,623
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                         159,046           4,798        163,844
Non-interest income                                                          43,298          35,934         79,232
Non-interest expense                                                        116,360          26,845        143,205
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   85,984          13,887         99,871
Income taxes                                                                 36,843           5,417         42,260
-------------------------------------------------------------------------------------------------------------------
Net income                                                           $       49,142           8,470         57,611
-------------------------------------------------------------------------------------------------------------------
Average assets                                                       $   17,354,164         545,454     17,899,618
Quarter ended September 30, 2000:
Net interest income                                                  $      153,551           3,108        156,659
Provision for loan loss                                                       5,098              --          5,098
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                         148,453           3,108        151,561
Non-interest income                                                          42,102          29,633         71,735
Non-interest expense                                                        172,872          22,038        194,910
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   17,683          10,703         28,386
Income taxes                                                                 18,337           4,260         22,597
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $         (654)          6,443          5,789
-------------------------------------------------------------------------------------------------------------------
Average assets                                                       $   16,652,810         425,524     17,078,334

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  SEGMENT INFORMATION - continued

                                                                       Traditional      Financial
In Thousands                                                             Banking       Enterprises         Total
-------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001:
Net interest income                                                  $      489,274          13,381        502,655
Provision for loan loss                                                      22,307              --         22,307
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                         466,967          13,381        480,348
Non-interest income                                                         124,502         107,725        232,227
Non-interest expense                                                        345,011          80,937        425,948
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  246,458          40,169        286,627
Income taxes                                                                105,476          15,715        121,191
-------------------------------------------------------------------------------------------------------------------
Net income                                                           $      140,982          24,454        165,436
-------------------------------------------------------------------------------------------------------------------
Average assets                                                       $   17,168,020         528,523     17,696,543
Nine months ended September 30, 2000:
Net interest income                                                  $      280,191           8,975        289,166
Provision for loan loss                                                      11,139              --         11,139
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision                                         269,052           8,975        278,027
Non-interest income                                                          63,371          56,874        120,245
Non-interest expense                                                        249,629          41,219        290,848
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   82,794          24,630        107,424
Income taxes                                                                 43,932           9,770         53,702
-------------------------------------------------------------------------------------------------------------------
Net income                                                           $       38,862          14,860         53,722
-------------------------------------------------------------------------------------------------------------------
Average assets                                                       $   10,259,575         407,325     10,666,900

(10) SUBSEQUENT EVENTS

On July 16, 2001, NCF announced that it had executed an agreement for NCF to acquire SouthBanc Shares, Inc., a financial institution with ten locations and $660 million of assets located in South Carolina. The acquisition is subject to regulatory approval and is expected to close in the fourth quarter of 2001. The transaction is anticipated to be accounted for as a purchase.

NCF announced on August 13, 2001 that it had signed a definitive agreement to acquire 37 First Union and Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia. The branch acquisition includes approximately $1.5 billion in deposits and complements NCF's existing branch network in the Southeast and expands its presence in the Carolinas.

The branch acquisition is expected to close in the first quarter of 2002, subject to the approval of the appropriate regulatory authorities. The branches were required to be divested for the First Union and Wachovia merger to meet the U.S. Department of Justice's antitrust guidelines. The sale will include deposits, loans and related premises and equipment. NCF has also agreed to offer employment to divested branch personnel. Branches in North Carolina and South Carolina will operate under the name Central Carolina Bank and locations in Virginia and Georgia will take the National Bank of Commerce name.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our objective is to provide a concise but complete understanding of the financial condition and results of operations of National Commerce Financial Corporation ("NCF" which also may be referred to as "we", "us" or "our") and its wholly-owned subsidiaries for the nine months ended September 30, 2001 and 2000. NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries.

Our banking subsidiaries are Central Carolina Bank and Trust Company ("CCB"), a $10.8 billion state-chartered bank based in North Carolina, National Bank of Commerce ("NBC"), a $7.7 billion national banking association based in Tennessee, and NBC Bank, FSB, a $24 million federal savings bank with branches in Mississippi (collectively, the "Subsidiary Banks"). Additionally, NCF owns 49 percent of First Market Bank, FSB, a $723.8 million institution based in Virginia. Our other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an investment advisor; First Mercantile Trust ("First Mercantile"), a provider of processing and other services for retirement plans; First Mercantile Capital Management, Inc. ("First Mercantile Capital"), a provider of professional money management services for employee benefit plans; U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Corporation, providers of security programs in the long-term care industry; National Commerce Capital Trust I, a special purpose entity formed to offer floating-rate capital trust pass-through securities; and Monroe Properties, an inactive subsidiary that has held foreclosed real estate. Additionally, both CCB and NBC have wholly-owned subsidiaries that provide a variety of services including retail banking consulting, trust, investment advisory, insurance, broker/dealer and leasing services. This discussion and analysis is intended to complement the unaudited financial statements and footnotes and the supplemental financial data appearing elsewhere in this Form 10-Q, and should be read in conjunction therewith.

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

 . We have recently restated our earnings for 1998 through 2000 due to technical violations of pooling-of-interest rules, and any failure to meet consensus earnings estimates could have a more pronounced negative impact on our share price than if we had not restated our earnings for those years.

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

Results of Operations - Three Months Ended September 30, 2001 and 2000

NCF acquired Piedmont Bancorp, Inc. in April 2000, CCB Financial Corporation in July 2000 and First Mercantile and First Mercantile Capital in July 2000 in transactions accounted for as purchases. These companies are referred to collectively in the remainder of this discussion as the "Acquired Companies". Amortization of the goodwill and core deposit intangibles recorded in these transactions had a significant impact on the results of operations of both the 2001 and 2000 third quarters as discussed below. Additionally, we acquired First Vantage-Tennessee, a $165 million financial institution located in Knoxville, Tennessee in August 2001 in a transaction that was also accounted for as a purchase.

Net income for the three months ended September 30, 2001 totaled $57.6 million compared to 2000's $5.8 million. Third quarter 2000 income included pre-tax conversion/merger expenses related to the Acquired Companies of $44.8 million and a pre-tax loss on interest rate swaps of $12.3 million. Basic and diluted income per share totaled $.28 in third quarter 2001 and $.03 in the third quarter of 2000. Annualized returns on average assets and stockholders' equity were 1.28% and 9.46%, respectively, in 2001 compared to 2000's .13% and .98%.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Taxable equivalent net interest income was $173.4 million in the third quarter of 2001, compared to $156.7 million for the third quarter of 2000, a 10.7% increase.

During the third quarter of 2001, the Federal Reserve decreased the target federal funds rate twice by a total of 75 basis points, which followed 150 and 125 basis point declines in the first and second quarters of 2001, respectively. Upon each action by the Federal Reserve, the Subsidiary Banks lowered their prime lending rate to keep pace with the changes in funding costs. The Subsidiary Banks' prime rates have fallen from 9.50% at December 31, 2000 to 6.00% at September 30, 2001 and compare to the September 30, 2000 prime rate of 9.50%. With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our net interest margin improved to 4.43% for the third quarter of 2001 compared to third quarter 2000's 4.20% and the 4.40% from second quarter 2001. Our interest rate spread widened to 3.91% compared to the third quarter 2000's 3.49% and second quarter 2001's 3.81%.

The tragic events of September 11/th/ dramatically accelerated a weakening economic environment. The short- and long-term impact of reduced consumer confidence, corporate job reductions and increased costs of security cannot be currently assessed but are expected to translate into decreased spending and negative gross domestic product growth for the rest of 2001 and possibly into 2002. Additionally, the U.S. economic downturn is expected to negatively impact the international economy. All of these factors may have a negative effect on our earnings and asset quality. Management believes that tempering forces may improve the long-term outlook. For

                                                                         Table 1
            National Commerce Financial Corporation and Subsidiaries
                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                 Three Months Ended September 30, 2001 and 2000
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                                 2001                                      2000
                                                 ---------------------------------------   ---------------------------------
                                                                Interest    Average                      Interest    Average
                                                  Average       Income/      Yield/         Average      Income/      Yield/
                                                  Balance       Expense       Rate          Balance      Expense       Rate
----------------------------------------------------------------------------------------------------------------------------
Earning assets:
Loans (2)                                        $11,370,853      237,958      8.31%       10,469,060     253,399       9.64
U.S. Treasury and agency obligations (3)           3,034,442       51,553      6.79         3,237,725      60,609       7.49
States and political subdivision obligations         157,226        3,463      9.24           188,746       3,812       8.08
Other securities                                     911,581       16,000      7.02           729,463      14,560       7.98
Trading securities                                    54,379          594      4.37            40,187         668       6.65
Federal funds sold and other short-term
  investments                                         52,369          491      3.72           185,855       3,081       6.60
Time deposits in other banks                          29,021          299      4.09            47,860         783       6.50
----------------------------------------------------------------------------------------------------------------------------
    Total earning assets (3)                      15,609,871      310,358      7.91        14,898,896     336,912       9.01
                                                                -------------------                       ------------------

Non-earning assets:

Cash and due from banks                              425,874                                  376,580
Premises and equipment                               203,270                                  193,787
Goodwill                                             911,204                                  911,137
Core deposit premium                                 253,732                                  300,926
All other assets, net                                495,667                                  397,008
-----------------------------------------------------------------------------------------------------
    Total assets                                 $17,899,618                               17,078,334
=====================================================================================================

Interest-bearing liabilities:
Savings and time deposits                        $10,386,353      102,057      3.90%       10,009,798     132,028       5.25
Short-term borrowed funds                          1,047,314        8,602      4.34         1,411,844      21,934       6.20
FHLB advances                                      2,090,236       25,586      4.86         1,532,451      25,643       6.66
Long-term debt                                        39,376          646      6.58            37,952         648       6.86
----------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            13,563,279      136,891      4.00        12,992,045     180,253       5.52
                                                                -------------------                       ------------------

Other liabilities and stockholders' equity:
Demand deposits                                    1,491,593                                1,282,276
Other liabilities                                    386,222                                  413,713
Capital trust pass-through securities                 42,640                                   49,917
Stockholders' equity                               2,415,884                                2,340,383
-----------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity   $17,899,618                               17,078,334
=====================================================================================================

Net interest income and net interest
   margin (4)                                                   $ 173,467      4.43%                      156,659       4.20
============================================================================================================================

Interest rate spread (5)                                                       3.91%                                    3.49
============================================================================================================================

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rat 2001 and 2000.
(2) The average loan balances include non-accruing loans. Loan fees of $4,992,000 and $3,806,000 for 2001 and 2000, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

example, the Federal Reserve cut the target federal funds rate in October 2001 by an additional 50 basis points and may further cut short-term interest rates to combat recession fears and slowdowns in the economy. U.S. Government spending is starting to rise through aid to New York City, bail-outs of the aviation industry and build-up of U.S. military forces. Additionally, a more general economic stimulus package is currently being negotiated between the Bush Administration and Congress.

PROVISION FOR LOAN LOSSES The provision for loan losses during the third quarter of 2001 was $9.6 million compared to $6.3 million in the second quarter of 2001 and $5.1 million in the third quarter of 2000. Net loan charge-offs totaled $6.1 million in the third quarter of 2001, $4.7 million in the second quarter of 2001 and $4.7 million in the third quarter of 2000 which represent .21%, .17%, and
 .18% net charge-offs to average loans (annualized) for the respective periods. The allowance for loan losses as a percent of total loans and leases was 1.31% at September 30, 2001. At September 30, 2000, the allowance amounted to 1.32% of total loans and leases.

We track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakening and while general economic conditions have deteriorated, our portfolio quality indicators have not deteriorated as dramatically. As a result, our allowance for loan losses remained stable at 1.31% of loans outstanding compared to 1.30% at June 30, 2001. The allocation of components of the allowance at September 30, 2001 are consistent with the amounts at June 30, 2001. The following table summarizes indicators of portfolio quality and the allowance for loan losses as of and for the quarters ended September 30, June 30 and March 31, 2001 and September 30, 2000 (dollars in thousands):

                                                       September 30,    June 30,     March 31,   September 30,
                                                            2001          2001         2001         2000
-------------------------------------------------------------------------------------------------------------
Loans outstanding                                       $ 11,516,651    11,236,246    11,092,775   10,866,301
Ratio of allowance for loan losses to
   loans outstanding                                            1.31%         1.30          1.30         1.32
Average loans outstanding for the period                $ 11,370,853    11,142,888    11,033,307   10,469,060
Ratio of annualized net charge-offs to
   average loans for the period                                  .21%          .17           .22          .18
Ratio of recoveries to charge-offs for the period              21.09%        26.29         25.63        28.01
Ratio of non-performing assets to:
   Loans outstanding and other assets acquired
      through loan foreclosures                                  .21%          .17           .15          .27
   Total assets                                                  .13%          .11           .09          .17
Ratio of total risk assets to:
   Loans outstanding and other assets acquired
      through loan foreclosures                                  .49%          .44           .36          .37
   Total assets                                                  .30%          .27           .23          .23
Allowance for loan losses to total risk assets                  2.68x         2.97          3.57         3.60
=============================================================================================================

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. Based on its review, Management believes that the allowance for loan losses at September 30, 2001 is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Non-interest income, excluding investment securities transactions, increased from $67.2 million in third quarter 2000 to $76.6 million in third quarter 2001. Institutional broker/dealer revenue and commissions generated by NCF's institutional broker, Capital Markets Group, Inc, increased by $5.7 million, from $5.6 million to $11.3 million, due to higher volumes of broker/dealer transactions. Excluding Capital Markets, non-interest income in third quarter 2001 increased by $3.7 million, or 6% over third quarter 2000. Annualized noninterest income as a percentage of average assets improved to 1.88% for third quarter 2001 compared to 1.80% in the same period of 2000.

Non-interest expenses increased to $140.1 million in third quarter 2001 from $137.8 million in third quarter 2000, after excluding non-recurring expenses comprised of the 2000 loss on interest rate swaps and conversion/merger expenses incurred in both quarters. Capital Markets' increased broker/dealer revenues resulted in $3.2 million higher expenses, primarily personnel costs. Excluding Capital Markets and the non-recurring expenses, non-interest expense in third quarter 2001 decreased $.9 million from third quarter 2000. Amortization of goodwill and core deposit intangibles totaled $26.4 million in the third quarter of 2001 compared to $27.8 million during the same period of 2000.

As a result of the aforementioned changes, net overhead (noninterest expense less noninterest income and excluding non-recurring expenses and amortization of intangibles) as a percentage of average tangible assets decreased to .82% for the three months ended September 30, 2001 from .96% for the three months ended June 30, 2001 and .97% for the three months ended September 30, 2000. Our cash efficiency ratio (noninterest expense, less intangibles amortization and non-recurring expenses, as a percentage of taxable equivalent net interest income and noninterest income) was 44.97% for the three months ended September 30, 2001, 47.67% and 47.29% for the three months ended June 30 and March 31, 2001, respectively, and 48.16% for the three months ended September 30, 2000. The following schedule presents noninterest income and expense (excluding intangibles amortization and non-recurring expenses) as a percentage of average tangible assets for the three months ended September 30, June 30, and March 31, 2001 and September 30, 2000.

                                                      September 30,     June 30,     March 31,   September 30,
                                                           2001           2001          2001           2000
-----------------------------------------------------------------------------------------------------------------
Noninterest income                                             1.88%        1.93         1.83            1.80
-----------------------------------------------------------------------------------------------------------------
Personnel expense                                              1.38         1.53         1.48            1.44
Occupancy and equipment expense                                 .38          .37          .38             .42
Other operating expense, cash basis                             .94          .99          .88             .91
-----------------------------------------------------------------------------------------------------------------
Noninterest expense, cash basis                                2.70         2.89         2.74            2.77
-----------------------------------------------------------------------------------------------------------------
Net overhead, cash basis                                        .82%         .96          .91             .97
=================================================================================================================

Conversion/merger expenses incurred in the third quarter of 2001 totaled $3.1 million and were related to NCF's acquisition of First Vantage-Tennessee and pending acquisitions of SouthBanc Shares, Inc. and the divested branches of First Union and Wachovia. Conversion/merger expenses incurred in the third quarter of 2000 totaled $44.8 million and were related to our merger with CCB Financial Corporation.

During the third quarter of 2000, NCF recognized $12.3 million of unrealized losses on interest rate swaps which did not qualify for hedge accounting under SFAS No. 133. We entered into the swaps in the first half of 2000 during a rising interest rate environment to reduce our sensitivity to wholesale funding. When the rate environment changed in the latter half of 2000, we incurred losses on the swaps which were charged to earnings. The swaps were terminated in the first quarter of 2001 at a small loss.

Results of Operations - Nine Months Ended September 30, 2001 and 2000

Results of operations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 are impacted significantly by the previously discussed acquisitions of the Acquired Companies. The Acquired Companies were accounted for as purchases and consequently, NCF's 2000 results include the Acquired Companies' operating results only from the dates of acquisition. Additionally, significant amounts of amortization of goodwill and core deposit intangibles have been recognized since the dates of acquisition. Net income for the nine months ended September 30, 2001 totaled $165.4 million which resulted in basic earnings per share of $.81 in 2001 compared to 2000's $53.7 million or $.38 basic earnings per share.

Annualized returns on average assets and stockholders' equity were 1.25% and 9.18%, respectively, in 2001 compared to 2000's .67% and 5.85%.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Average earning assets increased by $8.9 billion during the 2001 period. The increase was primarily attributable to the Acquired Companies. The net interest margin increased 31 basis points to 4.34% for the 2001 period compared to 2000's 4.03% and the interest rate spread widened to 3.74% compared to 3.39% in 2000.

PROVISION FOR LOAN LOSSES The provision for loan losses for the first nine months of 2001 was $22.3 million compared to $11.1 million in 2000. Net loan charge-offs totaled $16.8 million and $9.5 million for 2001 and 2000 and as a percentage of average loans (annualized) were .20% in both 2001 and 2000.

NONINTEREST INCOME AND EXPENSE Non-interest income, excluding investment securities transactions, increased from $115.6 million in the first nine months of 2000 to $228.3 million in 2001. Of this increase, $86.1 million is due to the Acquired Companies and $20.6 million resulted from increased broker/dealer revenues generated by Capital Markets. Annualized noninterest income as a percentage of average tangible assets improved to 1.88% in 2001 compared to 1.58% in 2000.

Non-interest expenses, after excluding the 2000 loss on interest rate swaps and merger/conversion expenses incurred in both periods, increased to $422.8 million for the first nine months of 2001 from $226.1 million for the same period in 2000. Of this increase, $169.8 million related to the Acquired Companies and $12.9 million was due to higher expenses incurred by Capital Markets. Amortization of goodwill and core deposit intangibles amounted to $80.2 million and $33.9 million, respectively, for the nine months of 2001 and 2000.

Our cash efficiency ratio (noninterest expense, less intangibles amortization and non-recurring expenses, as a percentage of taxable equivalent net interest income and noninterest income) was 46.62% for the nine months ended September 30, 2001 and 46.94% for the nine months ended September 30, 2000. The following schedule presents noninterest income and expense (excluding intangibles amortization and non-recurring expenses) as a percentage of average tangible assets for the nine months of 2001 and 2000.

                                                                                  2001       2000
-----------------------------------------------------------------------------------------------------
Noninterest income                                                                1.88%      1.58
-----------------------------------------------------------------------------------------------------
Personnel expense                                                                 1.46       1.31
Occupancy and equipment expense                                                    .38        .36
Other operating expense, cash basis                                                .94        .85
-----------------------------------------------------------------------------------------------------
Noninterest expense, cash basis                                                   2.78       2.52
-----------------------------------------------------------------------------------------------------
Net overhead, cash basis                                                           .90%       .94
=====================================================================================================

Financial Condition; Liquidity and Capital Resources

Total assets have increased to $18.5 billion at September 30, 2001 from $17.7 billion one year earlier. Quarterly average assets increased to $17.9 billion for the third quarter of 2001 from $17.1 billion for the same quarter in 2000.

At September 30, 2001, total risk assets (consisting of nonaccrual loans, foreclosed real estate, restructured loans and accruing loans 90 days or more past due) amounted to $56.2 million or .49% of outstanding loans plus other assets acquired through loan foreclosures. This compares to $41.5 million or
 .38% at December 31, 2000 and $39.8 million or .37% at September 30, 2000. The largest increase in risk assets was experienced in nonaccrual loans (primarily in commercial and construction lending) and accruing loans 90 days or more past due (primarily in loans secured by 1-4 family residential properties). The allowance for loan losses to risk assets was 2.68x at September 30, 2001 compared to 3.46x at December 31, 2000 and 3.60x at September 30, 2000. Looking forward, management anticipates that further increases in nonperforming loans could be experienced over the next several quarters as a result of previously discussed economic conditions.

                                                                         Table 2
            National Commerce Financial Corporation and Subsidiaries
                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                 Nine Months Ended September 30, 2001 and 2000
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                                      2001                                      2000
                                                   ----------------------------------------    -----------------------------------
                                                                    Interest     Average                      Interest    Average
                                                     Average        Income/       Yield/         Average       Income/     Yield/
                                                     Balance        Expense        Rate          Balance       Expense      Rate
----------------------------------------------------------------------------------------------------------------------------------
Earning assets:
Loans (2)                                         $ 11,183,586      729,487         8.72 %     6,252,886      440,373       9.40
U.S. Treasury and agency obligations (3)             2,939,998      157,940         7.17       2,234,642      138,501       7.13
States and political subdivision obligations           169,463        9,275         7.35         148,785        5,212       8.12
Equity securities and other securities (3)           1,022,784       54,879         7.15         708,240       26,250       7.68
Trading account securities                              59,529        2,313         5.18          35,074        1,016       6.40
Federal funds sold and other short-term
  investments                                           68,398        2,609         5.10         166,582        4,995       6.48
Time deposits in other banks                            27,475        1,010         4.92          23,784        3,989       5.11
---------------------------------------------------------------------------------------------------------------------------------
   Total earning assets                             15,471,233      957,513         8.27       9,569,993      620,336       8.65
                                                                 ------------------------                   ---------------------

Non-earning assets:
Cash and due from banks                                391,440                                   252,282
Premises and equipment                                 203,873                                    97,925
Goodwill                                               919,791                                   378,905
Core deposit premium                                   267,846                                   118,940
All other assets, net                                  442,360                                   248,855
---------------------------------------------------------------------------------------------------------
    Total assets                                  $ 17,696,543                                10,666,900
=========================================================================================================

Interest-bearing liabilities:
Savings and time deposits                         $ 10,485,919      346,223         4.41 %     6,144,315      228,283       4.96
Short-term borrowed funds                            1,070,108       34,011         4.34       1,160,313       51,728       5.97
FHLB advances                                        1,839,466       72,690         5.28       1,090,271       50,327       6.17
Long-term debt                                          39,378        1,934         6.58          16,983          832       6.58
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              13,434,871      454,858         4.53       8,411,882      331,170       5.26
                                                                 ------------------------                   ---------------------

Other liabilities and stockholders' equity:
Demand deposits                                      1,398,349                                   775,154
Other liabilities                                      407,913                                   202,722
Capital trust pass-through securities                   45,013                                    49,914
Stockholders' equity                                 2,410,397                                 1,227,228
---------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity    $ 17,696,543                                10,666,900
=========================================================================================================

Net interest income and net interest
   margin (4)                                                     $ 502,655         4.34 %                    289,166       4.03
=================================================================================================================================

Interest rate spread (5)                                                            3.74 %                                  3.39
=================================================================================================================================

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2001 and 2000.
(2) The average loan balances include non-accruing loans. Loan fees of $15,783,000 and $9,229,000 for 2001 and 2000, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Federal Home Loan Bank advances have increased $594.5 million since December 31, 2000, primarily to fund loan growth and to replace other sources of borrowed funds. This source of liquidity had an average rate of 5.28% for the nine months ended September 30, 2001.

Our capital position has historically been strong as evidenced by the ratio of average tangible equity to average tangible assets of 7.41% and 7.17% for the nine months ended September 30, 2001 and 2000, respectively. The unrealized gains on investment securities available for sale, net of applicable tax expense, increased $10.3 million from December 31, 2000 to result in an after-tax unrealized gain at September 30, 2001 of $33.1 million. As of September 30, 2001, unrealized gains on investment securities available for sale, net of applicable tax expense, increased book value by $.17 per share.

On September 17, 2001, NCF resumed a previously announced share repurchase program. During the third quarter of 2001, 570,000 shares of common stock were acquired at an average cost of $23.44 and subsequently retired. The share repurchase program has continued into the fourth quarter; the remaining authorization allows for approximately 4 million shares to be repurchased through December 31, 2002. During the nine months ended September 30, 2001, 2.7 million NCF shares had been repurchased and retired.

On October 16, 2001, NCF's Board of Directors declared a quarterly cash dividend of $.15 per common share. The dividend is payable January 2, 2002, to stockholders of record as of December 7, 2001. On July 25, 2001, NCF's common stock was listed on the New York Stock Exchange and began trading under the symbol NCF. Prior to that date, NCF's common stock was traded on the Nasdaq National Market under the symbol NCBC.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. NCF and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. The following table discloses NCF's components of capital, risk-adjusted asset information and capital ratios at September 30, 2001 (dollars in thousands):

Tier I capital                               $ 1,265,004
Tier II capital:
   Allowable loan loss reserve                   150,487
   Subordinated debt                              13,201
   Other                                              24
----------------------------------------------------------
      Total capital                          $ 1,428,716
==========================================================
Risk-adjusted assets                         $13,020,372
Average regulatory assets                     16,664,634

Tier I capital ratio                                9.72%
Total capital ratio                                10.97
Leverage ratio                                      7.59
==========================================================

Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of September 30, 2001.

Impact of Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

NCF is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that NCF evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, NCF will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, NCF will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require NCF to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, NCF must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. NCF will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and NCF must perform the second step of the transitional impairment test. In the second step, NCF must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in NCF's statement of income.

As of the date of adoption, NCF expects to have unamortized goodwill in the amount of $886.3 million and unamortized identifiable intangible assets in the amount of $230.1 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill totaled $26.9 million and $36.2 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adoption of Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on NCF's consolidated financial statements at the date of this report; however, management does not anticipate that any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, as discussed above.

NCF is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on NCF's financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

NCF's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCF's loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. NCF is not subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the Asset/Liability Management Committee ("ALCO"), comprised of senior management. ALCO regularly reviews NCF's interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

During the quarter ended March 31, 2001, NCF terminated $1.5 billion notional amount of pay fixed/receive variable interest rate swap agreements. Management believes that there have been no other significant changes in market risk as disclosed in NCF's Amended Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

                                   NATIONAL COMMERCE FINANCIAL CORPORATION
                                   ---------------------------------------

                                           Registrant

Date: November 13, 2001                    /s/ ERNEST C. ROESSLER
                                           ----------------------
                                           Ernest C. Roessler
                                           President and Chief Executive Officer


Date: November 13, 2001                    /s/ SHELDON M. FOX
                                           ------------------
                                           Sheldon M. Fox
                                           Chief Financial Officer

Date: November 13, 2001                    /s/ MARK A. WENDEL
                                           ------------------
                                           Mark A. Wendel
                                           Senior Vice President and Chief
                                           Accounting Officer