Form 10-K
period 2001-12-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2002-03-26
CIK 101844

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________  to ______________________

COMMISSION FILE NUMBER: 0-6094

                    NATIONAL COMMERCE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Tennessee                                   62-0784645
----------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification No.)

                 One Commerce Square, Memphis, Tennessee 38150
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code (901) 523-3434

Former Name of Registrant: National Commerce Bancorporation

Securities issued pursuant to Section 12(b) of the Act:

                                     None
                                     ----

Securities issued pursuant to Section 12(g) of the Act:

                          Common Stock, $2 par value
                             --------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [X] Yes  [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2002 was $5,344,679,812. On March 20, 2002, there were 205,930,037 outstanding shares of the Registrant's $2.00 par value Common Stock.

                      DOCUMENT INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT OF REGISTRANT FOR THE ANNUAL MEETING OF SHAREHOLDERS HELD ON APRIL 24, 2002 ARE INCORPORATED IN PART III OF THIS REPORT.

================================================================================

                             CROSS REFERENCE INDEX

                                                                                                         Page
PART I.                                                                                                  ----
          Item 1.  Business.............................................................................   3
                   Description..........................................................................   3
                   Average Balance Sheets...............................................................  14
                   Net Interest Income Analysis -- Taxable Equivalent Basis.............................  14
                   Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis.............  15
                   Investment Securities Portfolio......................................................  20
                   Investment Securities -- Maturity/Yield Schedule.....................................  20
                   Types of Loans.......................................................................  18
                   Maturities and Sensitivities of Loans to Changes in Interest Rates...................  18
                   Nonperforming and Risk Assets........................................................  26
                   Loan Loss Experience.................................................................  24
                   Average Deposits.....................................................................  21
                   Maturity Distribution of Large Denomination Time Deposits............................  30
                   Return on Equity and Assets..........................................................   8
                   Short-Term Borrowings................................................................  46
          Item 2.  Properties...........................................................................   7
          Item 3.  Legal Proceedings....................................................................   7
          Item 4.  Submission of Matters to a Vote of Security Holders..................................   7
PART II.
          Item 5.  Market for the Registrant's Common Stock and Related Shareholder Matters.............   8
          Item 6.  Selected Financial Data..............................................................   8
          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10
          Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  32
          Item 8.  Financial Statements and Supplementary Data..........................................  33
          Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  63
PART III.
          Item 10. Directors and Executive Officers of the Registrant...................................  63
          Item 11. Executive Compensation...............................................................  63
          Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  63
          Item 13. Certain Relationships and Related Transactions.......................................  63
PART IV.
          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  63

ITEM 1.  BUSINESS

REGISTRANT

   National Commerce Financial Corporation ("NCF") is a registered bank holding company headquartered in Memphis, Tennessee. NCF's principal business is providing banking and other financial services through its banking and non-banking subsidiaries. NCF is the parent holding company of National Bank of Commerce ("NBC") and NBC Bank, FSB (collectively referred to as the "Subsidiary Banks"). NCF is a 49% owner of First Market Bank, FSB. First Market Bank is based in Richmond, Virginia and operates 24 branch offices in the Richmond area. Additionally, NCF owns all of the outstanding common stock of TransPlatinum Service Corp. ("TransPlatinum"), Commerce Capital Management, Inc., U.S.I. Alliance Corp., First Mercantile Trust, First Mercantile Capital Management, Inc. ("First Mercantile Capital"), National Commerce Capital Trust I, National Commerce Capital Trust II, Senior Housing Crime Prevention Foundation Investment Corporation and Monroe Properties. The principal assets of NCF are all of the outstanding shares of common stock of its subsidiaries. NCF's principal sources of revenue are the interest income and dividends it receives from the Subsidiary Banks. At December 31, 2001, NCF had consolidated assets of approximately $19.3 billion.

   In July 2000, NCF merged with the former CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company headquartered in Durham, North Carolina, whose primary subsidiary was Central Carolina Bank and Trust Company ("CCB"). In the merger, CCB became a wholly-owned subsidiary of NCF. The transaction was accounted for as a purchase. On December 31, 2001, CCB was merged into NBC. The former offices of CCB continue to operate under the name of Central Carolina Bank, a division of NBC.

   In November 2001, NCF acquired SouthBanc Shares, Inc., a $660 million South Carolina financial institution with 10 branch offices. In August 2001, NCF acquired First Vantage-Tennessee, a $165 million financial institution located in Knoxville, Tennessee. Both transactions were accounted for as purchases. In February 2002, NBC acquired 37 former Wachovia and First Union branches from Wachovia Bank, N.A. and First Union National Bank. In the transaction, NBC acquired loans of approximately $452 million and deposits of approximately $1.4 billion.

SUBSIDIARY BANKS

   NBC is a nationally chartered bank headquartered in Memphis, Tennessee with its operations headquarters in Durham, North Carolina. NBC offers commercial and retail banking, savings and trust services through 234 CCB offices located in North Carolina and South Carolina and 147 NBC offices located in Tennessee, Mississippi, Arkansas, Georgia, Virginia and West Virginia. In addition, it offers trust services through a subsidiary located in Florida. NBC had approximately $19.1 billion in assets at December 31, 2001. NBC provides a full range of financial products including demand and time deposits; secured and unsecured commercial and consumer loans; safe deposit boxes; trust services for corporations, employee benefit plans and individuals; and certain insurance and securities brokerage services.

   NBC Bank, FSB is a federally chartered bank headquartered in Memphis, Tennessee. It offers commercial and retail banking through 2 offices located in DeSoto County, Mississippi. NBC Bank, FSB had approximately $27 million in assets at December 31, 2001.

NON-BANK SUBSIDIARIES

   NCF has nine wholly-owned non-bank subsidiaries: TransPlatinum, Commerce Capital Management, Inc., U.S.I. Alliance, First Mercantile Trust, First Mercantile Capital, National Commerce Capital Trust I, National Commerce Capital Trust II, Senior Housing Crime Prevention Foundation Investment Corporation and Monroe Properties. TransPlatinum provides financial services to the trucking and petroleum industries and bankcard services to merchants. Commerce Capital Management, Inc. is an investment advisor registered with the Securities and Exchange Commission under the Investment Advisor's Act of 1940. U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Corporation are providers of security programs for the long-term care industry. First Mercantile Trust provides processing and other services for retirement plans. First Mercantile Capital provides professional money management services for employee benefit plans. National Commerce Capital Trust I and National Commerce Capital Trust II are special purpose entities formed to offer capital trust pass-through securities. Monroe Properties is an inactive subsidiary that has held foreclosed real estate.

   NBC has fifteen wholly-owned non-bank subsidiaries:

      National Commerce Bank Services, Inc. ("NCBS") and its wholly-owned subsidiary, BankersMart, provide retail banking consulting services to other financial institutions.

      NBC Insurance Services, Inc. provides life, property and casualty insurance and annuities and through its division, CCBi, provides full brokerage services through an independent discount brokerage firm.

      Kenesaw Leasing Inc. and J & S Leasing, Inc, are both equipment-leasing firms.

      The following subsidiaries hold loans or are the parent companies of companies that hold loans: National Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Holding Company and its wholly-owned subsidiary, Commerce Real Estate Company, a real estate investment trust; NBC Capital North, Inc. and its wholly-owned subsidiary Corcoran Holdings, Inc, a real estate investment trust and its wholly-owned subsidiary, Watts Properties, Inc., a real estate investment trust; NBC Market South, Inc. and its wholly-owned subsidiary, NBC Management Co., Inc.; and NBC Investco, Inc. and its wholly-owned subsidiary, CCBDE, Inc., an investment holding company.

      Salem Trust Company provides institutional trust services in Florida.

      Sprunt Insurance, LTD. is an inactive company formed for reinsurance of private mortgage insurance headquartered in the British Virgin Islands.

      United Service Corporation, United Investment Services and Mortgage First Service Corporation were acquired in the SouthBanc acquisition. United Service Corporation develops real estate, United Investment Services and Mortgage First Service Corporation are in the process of winding down.

      Southland Associates, Inc. holds an investment in a commercial title agency.

      Additionally, NBC owns 80% of Fenesco Financial Enterprises, Inc. D/B/A NBC Capital Markets Group ("Capital Markets") which provides retail and institutional brokerage services.

      TransPlatinum has two wholly-owned subsidiaries that provide financial services to the transportation industry. FleetOne, L.L.C. is a provider of fuel cards and related services and Prime Financial Services, Inc. is a receivables financing company.

BUSINESS SEGMENTS

   Management monitors NCF performance as two business segments, traditional banking and financial enterprises. The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes lending and related financial services provided to small- and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding. The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities. See Note 17 to the Consolidated Financial Statements for segment information.

COMPETITION

   Vigorous competition exists in all major geographic and product areas where NCF is presently engaged in business. The Subsidiary Banks compete with other major commercial banks, diversified financial institutions such as thrift institutions, money market and other mutual funds, securities firms, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies.Competitors are not limited to companies located in NCF's immediate geographic markets as an increased variety of financial services are being offered on the Internet. Larger competing financial institutions may be able to offer services and products that are not cost-efficient for our Subsidiary Banks to offer. Moreover, larger competitors have access to greater financial resources that allow higher lending limits than the Subsidiary Banks.

   In the fourth quarter of 1999, the Gramm-Leach-Bliley Act became law. The Gramm-Leach-Bliley Act permits bank holding companies to become financial holding companies and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become a financial holding company (a "FHC") if each of its subsidiary banks is (i) well-capitalized under the FDICIA prompt corrective actions provisions, (ii) well-managed and (iii) has at least a satisfactory rating under the Community Reinvestment Act.

   No prior regulatory approval is required for a FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being "financial in nature" include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

   A national bank may also engage, subject to limitation on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. A bank must engage in these activities through a financial subsidiary or the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a FHC or national banks with financial subsidiaries must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature. In addition, an FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory Community Reinvestment Act rating.

   The Gramm-Leach-Bliley Act will change the competitive environment of NCF and its subsidiaries in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of NCF or any of its subsidiaries.

INTERSTATE BANKING AND BRANCHING

   Federal law permits, bank holding companies to acquire banks and bank holding companies located in any state, subject to certain concentration limits and other requirements. Any subsidiary bank of a bank holding company may receive deposits, renew time deposits, make loans, service loans and receive loan payments as an agent for any other bank subsidiary, wherever located, of that bank holding company. Banks may acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those applicable provisions of federal law. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of those applicable provisions of federal law.

SUPERVISION AND REGULATION

   Bank holding companies and their subsidiaries are subject to extensive federal and state regulation. This regulatory framework is intended primarily toprotect depositors and the federal deposit insurance funds and not security holders or other owners of the institutions. The following is a summary of regulations and statutes affecting NCF and its subsidiaries. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to NCF or its subsidiaries may have a material effect on its businesses.

BANK HOLDING COMPANY REGULATION

   As a bank holding company, NCF is subject to regulation under the Bank Holding Company Act, and to inspection, examination and supervision by the Federal Reserve Board. Under the Bank Holding Company Act ("BHCA"), bank holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board's prior approval. Generally, bank holding companies may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related or incidental to banking. However, in the event a bank holding company has elected to become a FHC, it would no longer be subject to the general requirement that it obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. Moreover, as a FHC, it would be permitted to engage in activities that are jointly determined by the Federal Reserve Board and the Treasury Department to be "financial in nature or incidental to such financial activity." FHC's may also engage in activities that are determined by the Federal Reserve Board to be "complementary to financial activities."

   There are a number of obligations and restrictions imposed by law on a bank holding company. These safety and soundesss measures are designed to minimize potential loss to depositors and the Federal Deposit Insurance Corporation ("FDIC") insurance funds. For example, if an insured banking subsidiary becomes "undercapitalized", the parent bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with the federal banking agency that is its primary regulator. Also, a bank holding company is required to serve as a source of financial strength to its banking subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a banking subsidiary of the bank holding company.

   Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1% to 2% above the stated minimum.

REGULATION OF BANKING SUBSIDIARIES

   NBC is a national bank chartered under the National Banking Act and, as such, is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and, secondarily, by the FDIC and the Federal Reserve Board. NBC Bank, FSB and First Market Bank, FSB are federal savings banks primarily regulated by the Office of Thrift Supervision (the "OTS"). NCF and the Subsidiary Banks have other subsidiaries that are subject to governmental regulation and supervision. Commerce Capital Management, Inc. is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended. Capital Markets, as a registered securities broker/dealer under the Exchange Act and member of the National Association of Securities Dealers, is subject to regulation by the SEC and the NASD. Salem Trust Company, as a Florida trust company that provides institutional trust services, is subject to regulation and examination primarily by the Florida banking regulators. Sprunt Insurance Company, Ltd., headquartered in the British Virgin Islands, was formed to reinsure private mortgage insurance on mortgage loans originated by CCB but is currently not reinsuring private mortgage insurance. This company is subject to regulation and examination under the laws of the British Virgin Islands. All regulatory agencies require periodic audits and regularly scheduled reports of financial information.

   Almost every aspect of the operations and financial condition of the Subsidiary Banks are subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law. These include requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments and provision of services. The federal banking agencies have broad enforcement powers over the Subsidiary Banks. These agencies have the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

INSURANCE ASSESSMENT

   The Subsidiary Banks' deposits are insured up to regulatory limits by the FDIC.These deposits are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") and/or the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

   The annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. The Deposit Insurance Funds Act of 1996 provides for additional assessments against insured depository institutions to fund the operations of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective January 1, 1999 at $.012 per $100 annually for BIF-assessable deposits and $.061 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations.

   In March 2002, the FDIC Board of Directors alerted the financial insitutions industry to the possibility of higher deposit insurance premiums in the second half of 2002. The higher premiums, if imposed, would likely affect only deposit assessments for deposits insured under the BIF and the amount of any such increase would be at most 5 basis points. The FDIC Board of Directors will revisit the issue in the second quarter of 2002.

FISCAL AND MONETARY POLICY

   Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and securities holdings, constitutes the major portion of its earnings. Thus, the earnings and growth of NCF and its Subsidiary Banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open market dealings in United States government securities, setting the discount rate at which banks may borrow from the Federal Reserve Board, and setting the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on NCF and its subsidiaries cannot be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT

   All officers of NCF are elected or appointed by the board of directors to hold their offices at the pleasure of the board, subject to the terms of employment agreements that are filed or incorporated as Exhibits to this Annual Report. At February 28, 2002, the executive officers of NCF were as follows:

    Name                 Age Office Held
    ----                 --- -----------
    Thomas M. Garrott... 64  Chairman of the Board and Director
    Ernest C. Roessler.. 60  President, Chief Executive Officer and Director
    William R. Reed, Jr. 55  Chief Operating Officer
    Sheldon M. Fox...... 41  Chief Financial Officer
    J. Scott Edwards.... 56  Chief Administrative Officer
    Richard L. Furr..... 52  President, Central Carolina Bank
    David T. Popwell.... 42  Executive Vice President and Secretary

   The above officers have served as executive officers of NCF for more than five years except for the following:

   Mr. Roessler served as Chairman of the Board, President and Chief Executive
       Officer of CCBF prior to July 2000;

   Mr. Fox served as Executive Vice President and Chief Financial Officer of
       CCBF prior to July 2000. Prior to October 1998, he was a Partner with KPMG LLP;

Messrs. Edwards and Furr served as Senior Executive Vice Presidents of CCBF prior to July 2000; and

   Mr. Popwell was elected Executive Vice President of NCF in August 1998 and
       Secretary in October 1999. Prior to that time, he was an attorney with Baker, Donelson, Bearman and Caldwell for more than five years.

EMPLOYEE RELATIONS

   As of December 31, 2001, NCF and its subsidiaries employed 5,463 full-time equivalent employees. NCF and its subsidiaries are not parties to any collective bargaining agreements and employee relations are considered to be good.

ITEM 2.  PROPERTIES

   NCF's principal executive offices are located in leased space at One Commerce Square, Memphis, Tennessee. NCF's Customer Service Center is a leased building located in Durham, North Carolina. The Subsidiary Banks operate 407 banking offices, approximately 182 of which are either leased buildings or leased property on which the Subsidiary Banks have constructed banking offices. The Subsidiary Banks and First Market Bank, FSB have 483 ATM locations in operation.

ITEM 3.  LEGAL PROCEEDINGS

   Certain legal claims have arisen in the normal course of business in which NCF and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF's financial position or results of operations.

   In addition to legal actions in the normal course of business, a thrift institution acquired by CCB Financial Corporation and subsequently merged into CCB filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). During the 1980's, in order to induce healthy thrift institutions to buy troubled thrifts, regulatory agencies allowed the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift's tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory goodwill more rapidly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. The thrift institution's supervisory goodwill arose from acquisitions in 1982. NCF is vigorously pursuing this litigation. The amount of recovery, if any, which could result if NCF were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have not been significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 2001.

                                   PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

   See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for NCF's stock prices and dividends declared during 2001 and 2000 and discussion of other shareholder matters. On January 15, 2002, a dividend of $.15 per share was declared for payment on April 1, 2002 to stockholders of record as of March 8, 2002. As of December 31, 2001, there were 17,800 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with NCF's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Results of operations from all entities acquired through business combinations accounted for as purchases are included in the consolidated results of operations from the date of acquisition. The 2000 merger with CCB Financial Corporation significantly impacts the selected financial data presented below as average balances and earnings from the net assets acquired are included for the full year 2001 and approximately one-half year in 2000.

                 Five Year Summary of Selected Financial Data

                                                                                          Years Ended December 31
                                                                         ----------------------------------------------
                                                                            2001         2000       1999       1998
In Thousands Except Per Share Data                                       -----------  ----------  ---------  ---------
SUMMARY OF OPERATIONS
Interest income                                                          $ 1,222,865     937,976    455,974    379,730
Interest expense                                                             571,752     517,204    229,334    193,005
------------------------------------------------------------------------ -----------  ----------  ---------  ---------
Net interest income                                                          651,113     420,772    226,640    186,725
Provision for loan losses                                                     29,199      16,456     16,921     10,710
------------------------------------------------------------------------ -----------  ----------  ---------  ---------
Net interest income after provision                                          621,914     404,316    209,719    176,015
Other income                                                                 318,253     184,982     90,322     83,588
Net investment securities gains (losses)                                       6,635       4,509     (3,095)      (804)
Other expenses                                                              (469,739)   (304,593)  (151,149)  (136,440)
------------------------------------------------------------------------ -----------  ----------  ---------  ---------
Income before taxes, non-recurring items and amortization of intangibles     477,063     289,214    145,797    122,359
Income taxes                                                                 160,370      95,289     48,167     41,302
------------------------------------------------------------------------ -----------  ----------  ---------  ---------
Operating cash earnings (1)                                                  316,693     193,925     97,630     81,057
Non-recurring items, after-tax:
  Merger-related expenses                                                     (7,304)    (50,466)        --         --
  Unrealized (losses)gains on interest rate swaps                                 --     (50,198)       907         --
  Gain on sale of credit card receivables                                         --          --         --         --
Amortization of intangibles, after-tax:
  Goodwill                                                                   (48,240)    (26,884)    (3,479)    (1,043)
  Core deposit intangibles                                                   (35,853)    (21,067)    (2,426)    (1,147)
------------------------------------------------------------------------ -----------  ----------  ---------  ---------
Net income in accordance with GAAP                                       $   225,296      45,310     92,632     78,867
------------------------------------------------------------------------ -----------  ----------  ---------  ---------

PER SHARE DATA
Basic net income                                                         $      1.10         .29        .88        .79
Diluted net income                                                              1.09         .28        .87        .77
Cash dividends                                                                   .56         .48        .38        .32
Book value                                                                     11.97       11.52       6.00       4.03
Average shares outstanding:
  Basic                                                                      204,972     157,387    104,947     99,678
  Diluted                                                                    207,484     159,254    106,807    101,984

AVERAGE BALANCES
Assets                                                                   $17,907,012  12,401,982  6,358,828  5,383,017
Loans                                                                     11,332,177   7,427,320  3,489,625  3,040,662
Earning assets                                                            15,636,578  11,033,301  5,905,404  4,983,531
Goodwill                                                                     920,738     520,525     66,922     20,357
Core deposit intangibles                                                     263,273     163,899     26,299     14,267
Deposits                                                                  11,950,703   8,158,282  4,120,703  3,675,427
Trust preferred securities and long-term debt                                 93,656      72,529     66,275    152,994
Interest-bearing liabilities                                              13,624,276   9,707,525  5,255,601  4,413,349
Stockholders' equity                                                       2,418,149   1,522,217    542,259    419,437

SELECTED PERIOD END BALANCES
Assets                                                                   $19,273,713  17,745,792  6,913,786  5,811,054
Loans                                                                     11,974,765  11,008,419  3,985,789  3,197,673
Allowance for loan losses                                                    156,401     143,614     59,597     49,122
Goodwill                                                                     946,157     934,467     96,213     46,188
Core deposit intangibles                                                     251,464     287,707     18,939      9,634
Deposits                                                                  12,619,479  11,979,631  4,495,900  3,947,275
Trust preferred securities and long-term debt                                282,018      89,301     56,281     56,268
Stockholders' equity                                                       2,455,331   2,364,838    649,241    408,549

RATIOS
Return on average assets                                                        1.26%        .37       1.46       1.47
Return on average equity                                                        9.32        2.98      17.08      18.80
Net interest margin, taxable equivalent                                         4.36        4.02       4.07       4.35
Net loan losses to average loans                                                 .21         .20        .24        .26
Dividend payout ratio                                                          50.91      165.52      42.61      40.51
Average equity to average assets                                               13.50       12.27       8.53       7.79

RATIOS EXCLUDING NON-RECURRING ITEMS AND AMORTIZATION OF INTANGIBLES
Return on average tangible assets (2)                                           1.89%       1.65       1.56       1.52
Return on average tangible equity (2)                                          25.66       23.15      21.74      21.06
------------------------------------------------------------------------ -----------  ----------  ---------  ---------


                                                                           1997
In Thousands Except Per Share Data                                       ---------
SUMMARY OF OPERATIONS
Interest income                                                            336,993
Interest expense                                                           176,841
------------------------------------------------------------------------ ---------
Net interest income                                                        160,152
Provision for loan losses                                                   17,013
------------------------------------------------------------------------ ---------
Net interest income after provision                                        143,139
Other income                                                                74,485
Net investment securities gains (losses)                                       (80)
Other expenses                                                            (120,237)
------------------------------------------------------------------------ ---------
Income before taxes, non-recurring items and amortization of intangibles    97,307
Income taxes                                                                31,907
------------------------------------------------------------------------ ---------
Operating cash earnings (1)                                                 65,400
Non-recurring items, after-tax:
  Merger-related expenses                                                       --
  Unrealized (losses)gains on interest rate swaps                               --
  Gain on sale of credit card receivables                                    4,800
Amortization of intangibles, after-tax:
  Goodwill                                                                    (210)
  Core deposit intangibles                                                    (210)
------------------------------------------------------------------------ ---------
Net income in accordance with GAAP                                          69,780
------------------------------------------------------------------------ ---------

PER SHARE DATA
Basic net income                                                               .71
Diluted net income                                                             .69
Cash dividends                                                                 .23
Book value                                                                    3.60
Average shares outstanding:
  Basic                                                                     97,998
  Diluted                                                                  101,368

AVERAGE BALANCES
Assets                                                                   4,404,852
Loans                                                                    2,513,327
Earning assets                                                           4,148,590
Goodwill                                                                     5,038
Core deposit intangibles                                                     4,806
Deposits                                                                 2,954,813
Trust preferred securities and long-term debt                              201,089
Interest-bearing liabilities                                             3,671,792
Stockholders' equity                                                       333,528

SELECTED PERIOD END BALANCES
Assets                                                                   4,692,011
Loans                                                                    2,608,967
Allowance for loan losses                                                   43,297
Goodwill                                                                     4,942
Core deposit intangibles                                                     4,935
Deposits                                                                 3,251,242
Trust preferred securities and long-term debt                              206,136
Stockholders' equity                                                       352,148

RATIOS
Return on average assets                                                      1.58
Return on average equity                                                     20.92
Net interest margin, taxable equivalent                                       3.97
Net loan losses to average loans                                               .39
Dividend payout ratio                                                        32.39
Average equity to average assets                                              7.57

RATIOS EXCLUDING NON-RECURRING ITEMS AND AMORTIZATION OF INTANGIBLES
Return on average tangible assets (2)                                         1.49
Return on average tangible equity (2)                                        20.20
------------------------------------------------------------------------ ---------

(1) NCF analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating cash basis before non-recurring items and amortization of intangibles referred to as "operating cash earnings." Operating cash earnings are presented as supplemental information to enhance the reader's understanding of, and highlight trends in, NCF's financial results excluding the impact of these items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
(2) Average tangible assets and equity are determined as average total assets or equity, respectively, less average unamortized goodwill and core deposit intangibles.

--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

OVERVIEW

   NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries. Our banking subsidiaries are NBC, a $19.1 billion national bank based in Tennessee and NBC Bank, FSB, a $27 million federal savings bank based in Mississippi (collectively, the "Subsidiary Banks"). Additionally, NCF owns 49 percent of First Market Bank, FSB, a $703.4 million federal savings bank based in Virginia. NCF's other wholly-owned subsidiaries are TransPlatinum Service Corp., a provider of financial services to the trucking and petroleum industries and bankcard services to merchants; Commerce Capital Management, Inc., an registered investment advisor; First Mercantile Trust, a provider of processing and other services for retirement plans; First Mercantile Capital, a provider of professional money management services for employee benefit plans; U.S.I. Alliance and Senior Housing Crime Prevention Foundation Investment Corporation, providers of security programs in the long-term care industry; National Commerce Capital Trust I and National Commerce Capital Trust II, special purpose entities formed to offer capital trust pass-through securities; and Monroe Properties, an inactive subsidiary that has held foreclosed real estate. Additionally, NBC has subsidiaries that provide a variety of services including retail bank consulting, trust, investment advisory, insurance, broker/dealer and leasing services. TransPlatinum has wholly-owned subsidiaries which provide additional financial services to the transportation industry. This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

   In July 2000, NCF merged with the former CCB Financial Corporation, an $8.8 billion bank holding company headquartered in Durham, North Carolina, whose primary subsidiary was CCB. The transaction was accounted for as a purchase. CCB became a wholly-owned subsidiary of NCF. On December 31, 2001, CCB was merged into NBC. The former offices of CCB continue to operate under the name of Central Carolina Bank, a division of NBC.

   The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "plans," "estimates," "projects," "objectives" and "goals" and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management's judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks are discussed below.

RISK FACTORS

   Every company faces certain business risks that must be managed to achieve desired financial results. We perceive the following to be our significant risk factors:

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

   . In 2001, we restated our earnings for 1998 through 2000 due to technical violations of pooling of interest rules, and any failure to meet consensus earnings estimates could have a more pronounced negative impact on our share price than if we had not restated our earnings for those years.

   . The events of September 11, 2001, in New York and Washington, D.C., as well as the United States' war on terrorism, may have an unpredictable effect on economic conditions in general and in our primary market areas. If the recovery of the domestic economy does not occur as quickly as anticipated or is less robust than anticipated, we could experience a decline in credit quality which could have a material adverse effect on our earnings.

   . In February 2002, we consummated the acquisition of 37 branch offices and related ATM's from Wachovia. We may lose deposits or be unable to attract new deposits to these branches. Moreover, we may lose key employees in these branches who control key customer relationships. As part of the acquisition, we recorded core deposit intangibles and goodwill that would be subject to future impairment. Integration may also divert management's attention from operational matters, which could adversely affect results of operations. These risks may hinder our ability to attain the level of financial operating performance we have historically achieved.

   . We are subject to regulation by federal and state banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders and cover debt service. Federal banking law restricts the ability of our Subsidiary Banks to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our Subsidiary Banks sufficient to meet our current and anticipated cash needs, a decline in the profitability of the Subsidiary Banks could result in restrictions on the payment of future dividends to the Parent Company.

   A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

   Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States which require that we make estimates and assumptions (see Note 1 to the Consolidated Financial Statements) that affect the amounts reported in those financial statements. We believe that our determination of the allowance for loan losses involves a higher degree of judgment and complexity than our other significant accounting policies. The allowance for loan losses is maintained at a level we consider adequate to provide for estimated probable losses inherent in the loan portfolio and is increased though a provision for loan losses charged against earnings. The allowance is comprised of specific loan allocations, allocations for non-accrual and classified loans and general allocations by loan type. The allowance is a significant estimate and we regularly evaluate it for adequacy. The use of different estimates or assumptions could produce different levels of allowance and provisions for loan losses. Additionally, an extended economic downturn could result in additional provision to the allowance per loan losses.

   Determining the fair value of net assets acquired through business combinations, including the recognition of intangible assets, is another area that involves a high degree of judgment and complexity. Certain assets, such as loans held for sale, are accounted for at the lower of cost or market value. Some of these assets do not have readily available market quotations and require our estimation of their fair value. Additionally, certain recorded assets, such as goodwill and core deposit intangibles, are subject to impairment. As of December 31, 2001, we have unamortized goodwill totaling $946.1 million and core deposit intangibles totaling $251.4 million. With the acquisition of the Wachovia branches in 2002, we will record additional goodwill and core deposit intangibles. These intangible assets will be evaluated for impairment periodically.

ACQUISITIONS

   In November 2001, NCF acquired SouthBanc Shares, Inc., a $660 million South Carolina financial institution with 10 branch offices. Also in August 2001, NCF acquired First Vantage-Tennessee, a $165 million financial institution located in Knoxville, Tennessee. Both transactions were accounted for as purchases. Results of operations of these acquired companies have been included in NCF's consolidated statements of income from the dates of acquisition. In February 2002, NBC acquired 37 former Wachovia and First Union branches. In the transaction, NBC acquired loans of approximately $452 million and deposits of approximately $1.4 billion.

   In a March 2000 transaction, TransPlatinum Service Corp. acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry. NCF acquired Piedmont Bancorp, Inc., a $151 million bank holding company headquartered in Hillsborough, North Carolina in April 2000. In addition to the CCB Financial Corporation merger, NCF acquired First Mercantile Trust and First Mercantile Capital in July 2000. These transactions ("the 2000 acquisitions") resulted in the issuance of 97.3 million shares of common stock. Each of these transactions has been accounted for as a purchase, and, accordingly, results of operations of the acquired companies have been included in the consolidated statements of income from the date of purchase.

RESULTS OF OPERATIONS

  Performance Overview

   The 2000 acquisitions provided NCF with an expanded customer base, additional avenues of revenue generation and opportunities for greater operating efficiencies which we began to realize in 2001. With regulatory changes allowing new competition into the financial services industry, we continually monitor the services and products offered as well as investigate new sources of revenue. We believe that our multi-channel distribution strategy will serve us well in our ever-changing competitive environment. Our delivery channels include in-store and traditional branches, direct mail, telephone, ATM and internet banking. We feel that these options allow us to deliver high-quality products, customer service and convenience at a low cost.

   The comparability of net income for 2001 and 2000 was significantly impacted by the CCB merger in July 2000 as only six months of its operations are included in our 2000 income but a full year of earnings are included in 2001. Comparisons between the two years were also impacted by significant merger costs and other non-recurring expenses recorded in 2000, as discussed below. Net income in 2001 totaled $225.3 million compared to 2000's $45.3 million which equated to $1.09 per diluted share in 2001 versus $.28 in 2000. Net income per diluted share was $.87 in 1999. Returns on average assets and average stockholders' equity in 2001 were 1.26 percent and 9.32 percent, respectively, compared to 2000's .37 percent and 2.98 percent. These ratios were 1.46 percent and 17.08 percent in 1999.

   Items identified as non-recurring were comprised of:

   . In 2001, we recognized $11.4 million of merger-related expense to effect the SouthBanc and First Vantage mergers and the acquisition of 37 divested Wachovia branches (which was consummated in February 2002). To effect the mergers in 2000, we incurred $70.7 million of merger-related expense which included severance and other employee benefit costs, excess facilities costs and system conversion costs.

   . In 2000, we recognized $77.2 million of unrealized losses on interest rate swaps which did not qualify for hedge accounting under SFAS No. 133. We entered into the swaps in the first half of the year during a rising interest rate environment. By entering into these contracts, we reduced our interest rate sensitivity to wholesale funding. When the rate environment changed in the latter half of 2000, we incurred losses on the swaps which were recognized as a charge to earnings. The swaps were terminated in the first quarter of 2001. In 1999, we recognized $1.5 million of unrealized gains on similar interest rate swap contracts. These contracts were called in the first quarter of 2000.

   . In 1997, we realized gains of $8 million on the sale of credit card receivables.

   As further discussed under the heading "Other Accounting Matters," effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill associated with corporate acquisitions will no longer be amortized, but rather will be tested for impairment no less frequently than annually. Goodwill amortization totaled $48.2 million in 2001 or $.23 per diluted share. Core deposit intangibles recorded in acquisitions will continue to be amortized over the estimated remaining life of the deposit base assumed.

  Operating Cash Earnings

   Non-recurring items and the amortization of intangibles that arose from acquisitions significantly impact our earnings. Management monitors our performance on both a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating cash basis before intangibles amortization and non-recurring items. We refer to this measure of performance as "operating cash earnings". Operating cash earnings are presented in this report as supplemental information to enhance the reader's understanding of, and highlight trends in, our financial results excluding the impact of intangibles amortization and non-recurring items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Intangibles amortization and non-recurring items excluded from net income to derive operating cash earnings may be significant and may not be comparable to other companies. Excluding these items, our diluted operating cash earnings per share totaled $1.53 compared to 2000's $1.22 and operating cash returns on average tangible assets and average tangible equity were 1.89 percent and 25.66 percent compared to 2000's 1.65 percent and 23.15 percent. Table 1 provides a summary of the non-recurring items and intangibles amortization over the prior 5 years.

TABLE   1

                            Operating Cash Earnings

                                                                       Years Ended December 31
                                            ----------------------------------------------------------------------------
                                                  2001             2000            1999            1998            1997
                                            ----------------  --------------  ---------------  -------------  ---------------
                                            Before   After    Before  After   Before  After    Before After   Before  After
In Thousands Except Per Share Data           Tax      Tax      Tax     Tax     Tax     Tax      Tax    Tax     Tax     Tax
------------------------------------------  ------- --------  ------ -------  ------  ------   ------ ------  ------  ------
Net income                                          $225,296          45,310          92,632          78,867          69,780
Non-recurring items:
  Merger-related expense                    $11,364    7,304  70,657  50,466      --      --      --      --      --      --
  Losses (gains) on interest rate swaps          --       --  77,227  50,198  (1,499)   (907)     --      --      --      --
  Gains on sale of credit card receivables       --       --      --      --      --      --      --      --  (8,000) (4,800)
Intangibles amortization:
  Goodwill                                   48,240   48,240  26,884  26,884   3,479   3,479   1,043   1,043     210     210
  Core deposit intangibles                   58,775   35,853  34,536  21,067   3,977   2,426   1,880   1,147     344     210
------------------------------------------  ------- --------  ------ -------  ------  ------   ------ ------  ------  ------
Operating cash earnings                             $316,693         193,925          97,630          81,057          65,400
------------------------------------------  ------- --------  ------ -------  ------  ------   ------ ------  ------  ------
Effect on diluted earnings per share:
Net income                                          $   1.09             .28             .87             .77             .69
Non-recurring items:
  Merger-related expense                    $   .05      .04     .44     .32      --      --      --      --      --      --
  Losses (gains) on interest rate swaps          --       --     .48     .32    (.01)   (.01)     --      --      --      --
  Gains on sale of credit card receivables       --       --      --      --      --      --      --      --    (.08)   (.05)
Intangibles amortization:
  Goodwill                                      .23      .23     .17     .17     .03     .03     .01     .01      --      --
  Core deposit intangibles                      .28      .17     .22     .13     .04     .02     .02     .01      --      --
------------------------------------------  ------- --------  ------ -------  ------  ------   ------ ------  ------  ------
Operating cash earnings                             $   1.53            1.22             .91             .79             .64
------------------------------------------  ------- --------  ------ -------  ------  ------   ------ ------  ------  ------

  Net Interest Income

   Net interest income is one of the major determining factors in a financial institution's performance as it is generally the principal source of earnings. It is impacted by the volume, yield/cost and relative mix of both earning assets and interest-bearing and non-interest-bearing sources of funds. The difference between earning asset yields (with a taxable equivalent adjustment made to provide comparability between tax-exempt and taxable income) and the average rate paid for interest-bearing funds is measured by the interest rate spread and net interest margin.

   The tragic events of September 11/th dramatically accelerated a weakening economic environment. The long-term impact of reduced consumer confidence, corporate job reductions and increased costs of security are still being assessed but are expected to result in decreased spending and negative gross domestic product growth into 2002. Additionally, the U.S. economic downturn is expected to negatively impact the international economy. All of these factors may have a negative effect on our earnings and asset quality. Management believes that tempering forces may improve the long-term outlook. For example, the Federal Reserve cut the target federal funds rate during the fourth quarter of 2001 by 125 basis points to combat recession fears and slowdowns in the economy. The prime rate our Subsidiary Banks charge has fallen from 9.50 percent at December 31, 2000 to 4.75 percent at December 31, 2001. /

   With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from the lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our net interest margin improved to 4.36 percent for 2001 compared to 2000's 4.02 percent. Our interest rate spread widened to 3.82 percent compared to 2000's 3.38 percent. See Table 2 for an analysis of the net interest margin.

   While a liability-sensitive balance sheet is accretive to net interest income in periods of falling interest rates, management wants to control the downside effect that would be experienced when interest rates begin to rise again. Consequently, following the termination of interest rate swaps we entered into in 2000, management restructured $1.2 billion of wholesale liabilities (non-core funding) to make our balance sheet less liability sensitive. Our Asset/Liability Management Committee, comprised of senior management, continually monitors our interest sensitivity and liquidity. Based on its view of existing and expected market conditions, it adopts strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates. See Table 3 for an analysis of the impact of changes in volume and rate on our net interest margin.

   The following analysis of average balances and net interest income is significantly impacted by the July 2000 acquisitions of CCB. CCB's average balances and net interest income are included for the full year 2001 and approximately one-half year in 2000.

TABLE   2

               Average Balances and Net Interest Income Analysis

                                                                        Years Ended December 31
                                         -------------------------------------------------------------------------------------
                                                      2001                         2000                        1999
                                         -----------------------------  --------------------------- --------------------------
                                                      INTEREST  AVERAGE            Interest Average           Interest Average
Taxable Equivalent Basis --                AVERAGE    INCOME/   YIELD/   Average   Income/  Yield/   Average  Income/  Yield/
In Thousands (1)                           BALANCE    EXPENSE    RATE    Balance   Expense   Rate    Balance  Expense   Rate
---------------------------------------  ----------- ---------- ------- ---------- -------- ------- --------- -------- -------
EARNING ASSETS:
Loans (2)                                $11,332,177    957,939  8.45%   7,427,320 698,614   9.41   3,489,625 306,213   8.77
U.S. Treasury and U.S. Government
 agencies and corporations (3)             2,997,402    205,741  6.87    2,488,612 177,307   7.12   1,510,661 100,628   6.66
States and political subdivisions            165,652     13,729  8.29      158,693  12,815   8.08     137,523  11,521   8.38
Equity and other securities (3)              984,023     69,383  7.05      754,632  59,581   7.90     637,899  43,064   6.75
Trading account securities                    67,389      3,230  4.79       40,064   2,482   6.20      42,285   2,336   5.52
Federal funds sold and other short-term
  investments                                 62,065      2,927  4.72      136,043   8,893   6.54      63,804   4,877   7.64
Time deposits in other banks                  27,870      1,257  4.51       27,937   1,597   5.72      23,607     951   4.03
---------------------------------------  ----------- ---------- ------- ---------- -------- ------- --------- -------- -------
   Total earning assets                   15,636,578  1,254,206  8.02%  11,033,301 961,289   8.71   5,905,404 469,590   7.95
                                                     ---------- -------            -------- -------           -------- -------

NON-EARNING ASSETS:
Cash and due from banks                      401,214                       293,618                    174,582
Premises and equipment                       205,401                       123,688                     42,337
Goodwill                                     920,738                       520,525                     66,922
Core deposit intangibles                     263,273                       163,899                     26,299
All other assets, net                        479,808                       266,951                    143,284
---------------------------------------  -----------                    ----------                  ---------
   Total assets                          $17,907,012                    12,401,982                  6,358,828
---------------------------------------  -----------                    ----------                  ---------

INTEREST-BEARING LIABILITIES:
Savings and time deposits                $10,502,689    429,623  4.09%   7,227,569 364,433   5.04   3,673,287 153,120   4.17
Short-term borrowed funds                  1,079,070     39,066  3.62    1,159,814  69,577   6.00     683,833  31,177   4.56
Federal Home Loan Bank advances            1,948,861     97,838  5.02    1,247,613  77,912   6.24     832,206  41,432   4.98
Trust preferred securities and
  long-term debt                              93,656      5,225  5.58       72,529   5,282   7.28      66,275   3,605   5.44
---------------------------------------  ----------- ---------- ------- ---------- -------- ------- --------- -------- -------
   Total interest-bearing liabilities     13,624,276    571,752  4.20%   9,707,525 517,204   5.33   5,255,601 229,334   4.36
---------------------------------------              ---------- -------            -------- -------           -------- -------

OTHER LIABILITIES AND STOCKHOLDERS'
 EQUITY:
Demand deposits                            1,448,014                       930,713                    447,416
Other liabilities                            416,573                       241,527                    113,552
Stockholders' equity                       2,418,149                     1,522,217                    542,259
---------------------------------------  -----------                    ----------                  ---------
   Total liabilities and stockholders'
    equity                               $17,907,012                    12,401,982                  6,358,828
---------------------------------------  -----------                    ----------                  ---------

NET INTEREST INCOME AND NET INTEREST
 MARGIN (4)                                          $  682,454  4.36%             444,085   4.02             240,256   4.07
---------------------------------------              ---------- -------            -------- -------           -------- -------

INTEREST RATE SPREAD (5)                                         3.82%                       3.38                       3.59
---------------------------------------                         -------                     -------                    -------

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2001, 2000 and 1999.
(2) The average loan balances include non-accruing loans.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.
--------------------------------------------------------------------------------
   The 2001 growth in the earning asset portfolio was primarily due to the 2000 acquisitions' assets being included for a full year in 2001 and approximately six months in 2000. Our mix of earning assets shifted to higher yielding categories, with loans constituting 72.5 percent of average earning assets during 2001 compared to 2000's 67.3 percent and 1999's 59.1 percent. Management anticipates continued loan growth in 2002. Average earning assets as a percentage of average tangible assets (average total assets reduced by goodwill and core deposit intangibles) has maintained at 94 percent over the last three years.

   Deposits are our primary source of funding earning asset growth. Core deposits totaled $11.2 billion at December 31, 2001 compared to $10 billion the prior year. Approximately $563 million of the core deposit growth was due to acquisitions consummated in 2001. Substantially all deposits originate within the Subsidiary Banks' market areas. As discussed earlier, we decided in 2001 to reduce our levels of time deposits greater than $100,000. Due in part to the adverse equity market returns experienced in 2001, our deposit growth rates were higher in 2001 than in prior years where we were competing with other savings and investment opportunities that generated greater returns.

   We use both short- and long-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and master notes. Long-term borrowings include trust preferred securities, subordinated debt and FHLB advances. The increase in long-term borrowings reflects favorable funding costs during 2001's declining interest rate environment relative to the rate reductions for shorter-term borrowings or large denomination deposits.

TABLE   3

                       Volume and Rate Variance Analysis

                                                                            Years Ended December 31
                                                            -------------------------------------------------------
                                                                        2001                        2000
                                                            ---------------------------  --------------------------
                                                             VOLUME     RATE     TOTAL    Volume    Rate    Total
Taxable Equivalent Basis -- In Thousands (1) (2)            VARIANCE  VARIANCE  VARIANCE Variance Variance Variance
----------------------------------------------------------- --------  --------  -------- -------- -------- --------
INTEREST INCOME:
Loans                                                       $336,611   (77,286) 259,325  368,565   23,836  392,401
U.S. Treasury and U.S. Government agencies and corporations   34,886    (6,452)  28,434   69,287    7,392   76,679
States and political subdivisions                                574       340      914    1,719     (425)   1,294
Equity and other securities                                   16,715    (6,913)   9,802    8,554    7,963   16,517
Trading account securities                                     1,408      (660)     748     (128)     274      146
Federal funds sold and short-term investments                 (3,946)   (2,020)  (5,966)   4,808     (792)   4,016
Time deposits in other banks                                      (4)     (336)    (340)     197      449      646
----------------------------------------------------------- --------  --------  -------- -------- -------- --------
    Increase (decrease) in interest income                   386,244   (93,327) 292,917  453,002   38,697  491,699
----------------------------------------------------------- --------  --------  -------- -------- -------- --------
INTEREST EXPENSE:
Savings and time deposits                                    143,022   (77,832)  65,190  173,832   37,481  211,313
Short-term borrowed funds                                     (4,555)  (25,956) (30,511)  26,416   11,984   38,400
Federal Home Loan Bank advances                               16,166     3,760   19,926   24,209   12,271   36,480
Trust preferred securities and long-term debt                  1,337    (1,394)     (57)     366    1,311    1,677
----------------------------------------------------------- --------  --------  -------- -------- -------- --------
    Increase (decrease) in interest expense                  155,970  (101,422)  54,548  224,823   63,047  287,870
----------------------------------------------------------- --------  --------  -------- -------- -------- --------
INCREASE (DECREASE) IN NET INTEREST INCOME                  $230,274     8,095  238,369  228,179  (24,350) 203,829
----------------------------------------------------------- --------  --------  -------- -------- -------- --------

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates.
(2) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.

--------------------------------------------------------------------------------

  Non-Interest Income and Expense

   Our levels of non-interest income are, and will continue to be, a significant factor in determining our financial success. Non-interest income from our Financial Enterprises segment provides the largest percentage of non-interest income. This segment is comprised of our transaction processing, asset management, broker/dealer and retail banking consulting businesses. Financial Enterprises generated 51.3 percent of total non-interest income in 2001 compared to 2000's 49.3 percent. Service charges on deposit accounts continue to be our largest source of non-interest income from our Banking segment. Non-interest income as a percentage of total revenues (taxable equivalent basis) grew to 32 percent in 2001 compared to 2000's 30 percent and 1999's 27 percent.

   To increase our levels of non-interest income, we have invested in several fee-related businesses. We believe that these businesses offer high returns, high earnings growth and will be a stable source of fee income. These fee-related businesses include Fenesco Financial Enterprise, Inc. D/B/A NBC Capital Markets ("Capital Markets"), a provider of retail and institutional brokerage services; First Mercantile Trust, a provider of retirement plan administration, record-keeping and individual investment services to 2,200 companies; our Chapter 13 bankruptcy trustee services which provide reporting and cash management services nationally; and, National Commerce Bank Services, a provider of in-store/retail banking consulting to over 300 financial institutions and 50 retailers. Not only will these businesses generate fee income, but we believe that they will be a significant source of referral business to our traditional banking subsidiaries.

   All categories of non-interest income and expense were significantly impacted by the 2000 acquisitions as their revenues and expenses were included in our results only from their dates of acquisition. Service charges on deposit accounts as a percentage of average deposits were 1.0 percent in 2001 compared to 2000's .8 percent and 1999's .5 percent. We review our service charge structure periodically to ensure that our charges are competitive with the marketplace.

   Trust and custodian fees increased to $51.1 million in 2001 from $33 million in 2000 and $8.1 million in 1999 due to trust businesses acquired and growth of assets managed. For the six months that their operations were included in 2000's operating results, First Mercantile and CCB collectively contributed $25.3 million of the $33 million of trust and custodian fees recognized in 2000. Including these trust operations for the full year 2001 was the primary reason for 2001's increased trust and custodian fees. Managed and custodial assets totaled $13.2 billion and $10.5 billion at December 31, 2001 and 2000, respectively. We anticipate further growth in the Trust area as trust offices/operations acquired in 2000 and new offices opened in 2001 continue to mature.

   Broker/dealer revenue and other commissions income totaled $68 million in 2001, $28.8 million in 2000 and $18.1 million in 1999. Institutional broker/dealer revenue increased $30.6 million from 2000's $20.5 million due to higher volume of transactions. As interest rates declined during 2001, many investments were called and institutions that had held those investments in their portfolio, purchased securities from Capital Markets to replace the called investments. The 2000 acquisitions contributed $6.4 million of broker/dealer revenue and other commissions income in 2000 and the remainder of 2000's increase over 1999 was due to internal growth. Retail brokerage services are offered through an affiliation with an independent brokerage firm. Management anticipates stronger growth in retail brokerage operations with an expected improved equity market environment and a decline in institutional broker/dealer revenues due to a flat or increasing interest rate environment.

   Personnel expense is our largest non-interest expense. We devote significant resources to attracting and retaining qualified personnel. With our sales-oriented focus, more and more of our employee compensation plan is geared toward incentive pay for high performance.
   Table 4 presents various operating cash efficiency ratios for the prior five years (excluding the impact of amortization of intangibles and non-recurring items). Our goal is to achieve an operating cash efficiency ratio of less than 45 percent in 2002.

TABLE 4

                       Operating Cash Efficiency Ratios

                                                                                          Years Ended December 31
                                                                                       ------------------------------
                                                                                       2001   2000  1999  1998  1997
                                                                                       -----  ----- ----- ----- -----
As a percentage of average tangible assets:
  Non-interest income (1)                                                               1.94%  1.62  1.39  1.55  1.69
-------------------------------------------------------------------------------------- -----  ----- ----- ----- -----
  Personnel expense                                                                     1.49   1.37  1.32  1.35  1.29
  Occupancy and equipment expense                                                        .37    .38   .33   .32   .35
  Other operating expense (2)                                                            .95    .85   .76   .88  1.11
-------------------------------------------------------------------------------------- -----  ----- ----- ----- -----
  Total non-interest expense                                                            2.81   2.60  2.41  2.55  2.75
-------------------------------------------------------------------------------------- -----  ----- ----- ----- -----
  Net overhead (non-interest expense less non-interest income)                           .87%   .98  1.02  1.00  1.06
-------------------------------------------------------------------------------------- -----  ----- ----- ----- -----
Non-interest expense as a percentage of net interest income and noninterest income (3) 46.63% 48.08 46.15 45.56 50.49
-------------------------------------------------------------------------------------- -----  ----- ----- ----- -----

(1) Excludes the gain on sale of credit card receivables.
(2) Excludes the amortization of intangibles, losses on interest rate swaps, and merger-related expense.
(3) Presented using taxable equivalent net interest income. The taxable equivalent basis is computed using a 35% federal tax rate and applicable state tax rates.

--------------------------------------------------------------------------------

  Income Taxes

   Income tax expense was $133.4 million in 2001 compared to $34.6 million in 2000 and $47.2 million in 1999. NCF's effective income tax rates were 37.2 percent, 43.3 percent and 33.8 percent in 2001, 2000 and 1999, respectively. The higher effective tax rate in 2000 is attributable to non-deductible merger-related expense. Net deferred tax liabilities totaled $135.2 million as of December 31, 2001. NCF has determined that no valuation allowance for deferred tax assets was warranted at December 31, 2001.

  Fourth Quarter Results

   During the fourth quarter of 2001, we recorded net income of $59.9 million or $.29 per diluted share compared to 2000's net loss of $8.4 million. Non-recurring merger-related expense totaling $5.4 million (after-tax) was recorded during the fourth quarter of 2001. In 2000's fourth quarter, non-recurring losses on interest rate swaps of $37.8 million (after-tax) and merger-related expense of $15.8 million (after-tax) were recorded. Excluding the effect of these non-recurring items and amortization of intangibles, diluted operating cash earnings per share totaled $.42 compared to 2000's $.32 per diluted share. Income statements for each of the quarters in the five-quarter period ended December 31, 2001 are included in Table 5.

TABLE 5

          Income Statements for Five Quarters Ended December 31, 2001

                                                                                      Three Months Ended
                                                                         ---------------------------------------------
In Thousands Except Per Share Data                                       12/31/01  9/30/01  6/30/01  3/31/01  12/31/00
------------------------------------------------------------------------ --------  -------  -------  -------  --------
Total interest income                                                    $287,262  302,492  310,020  323,091  334,073
Total interest expense                                                    114,826  137,425  148,543  170,958  183,231
------------------------------------------------------------------------ --------  -------  -------  -------  --------

NET INTEREST INCOME                                                       172,436  165,067  161,477  152,133  150,842
Provision for loan losses                                                   6,892    9,623    6,304    6,380    5,317
------------------------------------------------------------------------ --------  -------  -------  -------  --------
NET INTEREST INCOME AFTER PROVISION                                       165,544  155,444  155,173  145,753  145,525
------------------------------------------------------------------------ --------  -------  -------  -------  --------

Service charges on deposits                                                34,061   29,639   30,460   27,290   26,063
Trust and custodian fees                                                   12,498   11,422   13,382   13,882   13,977
Other service charges and fees                                              9,476    9,427    9,064    8,736    9,823
Broker/dealer revenue and other commissions                                21,624   15,114   16,202   15,066   10,751
Other operating                                                            12,250   11,042    9,435    8,183    8,773
Securities gains (losses), net                                              2,752    2,588      575      720     (141)
------------------------------------------------------------------------ --------  -------  -------  -------  --------
Total other income (1)                                                     92,661   79,232   79,118   73,877   69,246
------------------------------------------------------------------------ --------  -------  -------  -------  --------

Personnel                                                                  69,155   58,063   62,447   59,900   60,626
Net occupancy and equipment                                                15,008   16,009   15,294   15,157   16,924
Other operating                                                            45,051   39,028   39,891   34,736   37,668
------------------------------------------------------------------------ --------  -------  -------  -------  --------
Total other expenses (1)                                                  129,214  113,100  117,632  109,793  115,218
------------------------------------------------------------------------ --------  -------  -------  -------  --------

INCOME BEFORE TAXES, NON-RECURRING ITEMS AND AMORTIZATION OF INTANGIBLES  128,991  121,576  116,659  109,837   99,553
Income taxes                                                               42,690   41,224   40,159   36,297   32,907
------------------------------------------------------------------------ --------  -------  -------  -------  --------

Operating cash earnings (1)                                                86,301   80,352   76,500   73,540   66,646
Non-recurring items, after-tax:
  Merger-related expenses                                                  (5,400)  (1,904)      --       --  (15,773)
  Unrealized losses (gains) on interest rate swaps                             --       --       --       --  (37,794)
Amortization of intangibles, after-tax:
  Goodwill                                                                (12,060) (12,060) (12,046) (12,074) (12,060)
  Core deposit intangibles                                                 (8,981)  (8,777)  (8,919)  (9,176)  (9,431)
------------------------------------------------------------------------ --------  -------  -------  -------  --------
NET INCOME IN ACCORDANCE WITH GAAP                                       $ 59,860   57,611   55,535   52,290   (8,412)
------------------------------------------------------------------------ --------  -------  -------  -------  --------

EARNINGS PER COMMON SHARE
Net income (loss):
  Basic                                                                  $    .29      .28      .27      .25     (.04)
  Diluted                                                                     .29      .28      .27      .25     (.04)
Operating cash earnings (1):
  Basic                                                                       .42      .39      .37      .36      .32
  Diluted                                                                     .42      .39      .37      .35      .32

(1) NCF analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating cash basis before non-recurring items and amortization of intangibles referred to as "operating cash earnings." Operating cash earnings are presented as supplemental information to enhance the reader's understanding of, and highlight trends in, NCF's financial results excluding the impact of these items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.

--------------------------------------------------------------------------------

FINANCIAL POSITION

  Loans

   Loans are the largest category of earning assets and generate the highest yields. Loan growth and maintenance of a high quality loan portfolio are key ingredients to improving our earnings. We believe our strategy of lending to small- to medium-sized commercial customers and consumers allows a higher interest rate spread which helps support the net interest margin as well as limiting our credit losses. Table 6 presents the year-end breakdown of the major categories of the loan portfolio for the previous five years based upon regulatory classifications. The 2000 acquisitions contributed over $6 billion to outstanding loans.

TABLE 6

                                Loan Portfolio

                                                        As of December 31
                                       ----------------------------------------------------
In Thousands                              2001        2000      1999      1998      1997
-------------------------------------- ----------- ---------- --------- --------- ---------
Commercial, financial and agricultural $ 1,325,049  1,223,032   689,945   592,136   512,534
Real estate -- construction              2,195,516  1,907,533   283,033   242,993   241,334
Real estate -- mortgage                  6,926,805  5,959,114 1,625,374 1,153,717   781,826
Consumer                                 1,329,721  1,730,940 1,356,824 1,181,659 1,045,420
Revolving credit                            61,713     58,840        --        --        --
Lease financing                            152,918    145,883    33,405    29,568    30,046
-------------------------------------- ----------- ---------- --------- --------- ---------
   Total gross loans                    11,991,722 11,025,342 3,988,581 3,200,073 2,611,160
Less: Unearned income                       16,957     16,923     2,792     2,400     2,193
-------------------------------------- ----------- ---------- --------- --------- ---------
   Total loans                         $11,974,765 11,008,419 3,985,789 3,197,673 2,608,967
-------------------------------------- ----------- ---------- --------- --------- ---------

   Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to small- to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary decision factor, with additional reliance upon collateral values. We expect moderate growth in these categories during 2002 while maintaining our focus on quality credit underwriting.

   Real estate-mortgage loans consist of loans secured by first or second deeds of trust on primary residences ($3.7 billion or 54% of total real estate-mortgage loans), multifamily residential properties and commercial properties. Our general policy is to sell current originations of 30-year, fixed-rate residential mortgages and retain only certain loans in the portfolio. Consequently, we expect very modest growth in 2002 in the first lien residential mortgage segment. However, in the second lien/home equity line segment, we expect higher growth rates.

   Consumer loans consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer's debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. We anticipate continued declines in our consumer indirect lending portfolio having exited our affiliation with State Farm during 2001. Revolving credit includes overdraft protection and traditional credit card products. We expect only moderate growth during 2002.

   The leasing portfolio is not concentrated in any one line of business or type of equipment. We anticipate moderate growth in this category during 2002.

TABLE 7

      Maturities and Sensitivities of Loans to Changes in Interest Rates

                                               As of December 31, 2001
                                         ------------------------------------
                                          Commercial,
                                         Financial and Real Estate-
  In Thousands                           Agricultural  Construction   Total
  -------------------------------------- ------------- ------------ ---------
  Due in one year or less                 $  584,644      329,567     914,211
  Due after one year through five years:
    Fixed interest rates                     339,051      497,772     836,823
    Floating interest rates                  126,751      329,839     456,590
  Due after five yeras:
    Fixed interest rates                     103,009      227,589     330,598
    Floating interest rates                  171,594      810,749     982,343
  -------------------------------------- ------------- ------------ ---------
     Total                                $1,325,049    2,195,516   3,520,565
  -------------------------------------- ------------- ------------ ---------

  Securities

   We segregate debt and equity securities that have readily determinable fair values into one of three categories for accounting and reporting purposes. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading securities totaled $197.2 million at December 31, 2001, which result exclusively from our institutional broker/dealer business. Debt securities that we have the positive intent and ability to hold until maturity are classified as held to maturity securities and are reported at amortized cost. Securities held to maturity totaled $900.8 million, comprising 20 percent of the total investment securities portfolio at December 31, 2001. Debt and equity securities not classified as either trading or held to maturity are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of taxes. At December 31, 2001, securities available for sale totaled $3.6 billion, which represented 80 percent of the total investment securities portfolio. See Table 8 for additional information about our investment securities portfolio.

   The mark-to-market adjustment for available for sale securities totaled $22.1 million in net unrealized gains at December 31, 2001. After considering applicable tax benefits, the mark-to-market adjustment resulted in a $12.7 million increase to total stockholders' equity. As of December 31, 2000, the mark-to-market adjustment for unrealized gains on available for sale securities totaled $38.5 million and resulted in a net $22.8 million increase to stockholders' equity after applying applicable taxes. We do not currently anticipate selling a significant amount of the securities available for sale in the near future. Future fluctuations in stockholders' equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

TABLE 8
                        Investment Securities Portfolio

                                                                 As of December 31
                                                     ------------------------------------------
                                                             2001                  2000
                                                     --------------------  --------------------
                                                     AMORTIZED   CARRYING  Amortized  Carrying
In Thousands                                           COST       VALUE      Cost      Value
---------------------------------------------------  ---------- ---------- --------- ----------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                        $   44,194    46,065     54,580    55,295
U.S. Government agencies and corporations             3,036,377 3,051,893  1,550,026 1,582,051
States and political subdivisions                        86,466    88,987    111,222   113,831
Debt and equity securities                              422,541   424,761    647,182   650,349
---------------------------------------------------  ---------- ---------- --------- ----------
   Total securities available for sale               $3,589,578 3,611,706  2,363,010 2,401,526
---------------------------------------------------  ---------- ---------- --------- ----------
MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 2001
                                                                 WEIGHTED
                                                     CARRYING    AVERAGE
                                                       VALUE    YIELD (1)
                                                     ---------- ----------
U.S. Treasury:
  Within 1 year                                      $   34,471      6.52%
  After 1 but within 5 years                             11,594      8.11
---------------------------------------------------  ---------- ----------
   Total U.S. Treasury                                   46,065      6.89
---------------------------------------------------  ---------- ----------
U.S. Government agencies and corporations:
  Within 1 year                                           1,163      7.88
  After 1 but within 5 years                          1,410,261      5.10
  After 5 but within 10 years                           378,898      6.25
  After 10 years (2)                                  1,261,571      6.13
---------------------------------------------------  ---------- ----------
   Total U.S. Government agencies and corporations    3,051,893      5.67
---------------------------------------------------  ---------- ----------
States and political subdivisions:
  Within 1 year                                          15,754     17.15
  After 1 but within 5 years                             26,469      7.37
  After 5 but within 10 years                            38,172      8.78
  After 10 years                                          8,592      8.91
---------------------------------------------------  ---------- ----------
   Total State and political subdivisions                88,987      9.88
---------------------------------------------------  ---------- ----------
Debt and equity securities                              424,761      5.93
---------------------------------------------------  ---------- ----------
   Total securities available for sale               $3,611,706      5.81%
---------------------------------------------------  ---------- ----------

                                                                 As of December 31
                                                     ------------------------------------------
                                                             2001                  2000
                                                     --------------------  --------------------
                                                     CARRYING              Carrying
                                                       VALUE    FAIR VALUE   Value   Fair Value
                                                     ---------- ---------- --------- ----------
SECURITIES HELD TO MATURITY
U.S. Government agencies and corporations            $  408,593   415,701  1,434,282 1,407,912
States and political subdivisions                        65,008    66,572     75,702    77,109
Debt securities                                         427,149   431,410    506,811   499,679
---------------------------------------------------  ---------- ---------- --------- ----------
   Total securities held to maturity                 $  900,750   913,683  2,016,795 1,984,700
---------------------------------------------------  ---------- ---------- --------- ----------
MATURITY AND YIELD SCHEDULE AS OF DECEMBER 31, 2001
                                                                 WEIGHTED
                                                     CARRYING    AVERAGE
                                                       VALUE    YIELD (1)
                                                     ---------- ----------
U.S. Government agencies and corporations:
  After 1 but within 5 years                         $   93,015      5.93%
  After 5 but within 10 years                           115,390      5.71
  After 10 years (2)                                    200,188      5.95
---------------------------------------------------  ---------- ----------
   Total U.S. Government agencies and corporations      408,593      5.90
---------------------------------------------------  ---------- ----------
States and political subdivisions:
  Within 1 year                                           1,965     24.21
  After 1 but within 5 years                             24,464      8.70
  After 5 but within 10 years                            38,054      8.62
  After 10 years                                            525      7.06
---------------------------------------------------  ---------- ----------
   Total State and political subdivisions                65,008      9.12
---------------------------------------------------  ---------- ----------
Debt securities                                         427,149      6.96
---------------------------------------------------  ---------- ----------
   Total securities held to maturity                 $  900,750      6.64%
---------------------------------------------------  ---------- ----------

(1) Where applicable, the weighted average yield is computed on a taxable equivalent basis using a 35% federal tax rate and applicable state tax rates.
(2) The amount shown consists primarily of mortgage-backed securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.

  Deposits

   Interest-bearing deposits as a percentage of total deposits have been stable over the past three years at 88 to 89 percent. Non-interest bearing deposits to total deposits improved 1 percent in 2001 due to introduction of a free-checking product and the deposit mix of our 2001 acquisitions. See Table 9 for average deposits by type for the three-year period ended December 31, 2001. Table 9 is significantly impacted by the July 2000 acquisitions of CCB. CCB's average balances are included for the full year 2001 and approximately one-half year in 2000.

TABLE 9

                               Average Deposits

                                                       Years Ended December 31
                                       -------------------------------------------------------
                                              2001               2000              1999
                                       ------------------  ----------------- -----------------
                                         AVERAGE   AVERAGE  Average  Average  Average  Average
In Thousands                             BALANCE    RATE    Balance   Rate    Balance   Rate
-------------------------------------- ----------- ------- --------- ------- --------- -------
SAVINGS AND TIME DEPOSITS:
Savings, NOW and money market accounts $ 4,665,362  2.98%  2,960,959  3.85   1,641,984  3.63
Time                                     5,837,327  5.48   4,266,610  6.31   2,031,303  5.08
-------------------------------------- ----------- ------- --------- ------- --------- -------
   Total savings and time deposits      10,502,689  4.09%  7,227,569  5.04   3,673,287  4.17
                                                    ----              ----              ----
DEMAND DEPOSITS                          1,448,014           930,713           447,416
-------------------------------------- -----------         ---------         ---------
   Total deposits                      $11,950,703         8,158,282         4,120,703
-------------------------------------- -----------         ---------         ---------

  Borrowings

   In December 2001, we issued $200 million of trust preferred securities whose proceeds will be used for additional capital infusion into the Subsidiary Banks and other corporate purposes. The trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines. FHLB advances increased $657.5 million from December 31, 2000 due to the previously discussed re-positioning of our liability-sensitive balance sheet and to fund loan growth. The new borrowings are primarily FHLB advances with maturities in excess of one year.

CAPITAL RESOURCES

  Equity Capital

   Management plans to continue its efforts to increase the return on average equity while providing stockholders with a reasonable cash return. A stock repurchase plan was authorized beginning in 1996 for purposes of offsetting stock issuances planned for stock option and other employee benefit plans. During the three years ended December 31, 2001, over 7 million shares have been repurchased, of which 4.3 million were repurchased in 2001 at an average cost of $24.02 per share. Management plans to maintain a dividend payout ratio between 30 and 40 percent of operating cash earnings in order to achieve continued internal capital growth. Our average tangible equity to average tangible assets ratio remains strong at 7.4 percent and 7.1 percent for 2001 and 2000, respectively.

   NCF's stock is traded on the New York Stock Exchange under the symbol NCF. The stock prices listed in Table 10 represent the high, low and closing sales prices and cash dividends declared per share for the indicated periods.

TABLE   10

                          Stock Prices and Dividends

                                       Prices         Cash
                                 ------------------ Dividends
                                  High   Low  Close Declared
                                 ------ ----- ----- ---------
                  2001
                  FIRST QUARTER  $27.44 21.56 24.81    .13
                  SECOND QUARTER  25.55 22.15 24.37    .13
                  THIRD QUARTER   27.05 22.00 26.10    .15
                  FOURTH QUARTER  26.10 22.29 25.30    .15
                  -------------- ------ ----- ----- ---------
                  2000
                  First Quarter  $22.69 15.50 18.50    .11
                  Second Quarter  19.94 16.06 16.06    .11
                  Third Quarter   20.13 15.25 19.94    .13
                  Fourth Quarter  25.19 17.65 24.75    .13
                  -------------- ------ ----- ----- ---------

  Regulatory Capital

   Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3 percent if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4 percent for Tier I capital and 8 percent for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. NCF and the Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 11 discloses NCF's components of capital, risk-adjusted asset information and capital ratios.

T A B L E 11

                        Capital Information and Ratios

                                                As of December 31
                                             -----------------------
            In Thousands                        2001         2000
            ------------------------------   -----------  ----------
            Tier I capital                   $ 1,492,718   1,169,780
            Tier II capital:
               Allowable loan loss reserve       156,401     143,614
               Subordinated debt                   6,600      13,194
               Other                                  76          --
            ------------------------------   -----------  ----------
               Total capital                 $ 1,655,795   1,326,588
            ------------------------------   -----------  ----------
            Risk-adjusted assets             $13,516,622  12,292,660
            Average regulatory assets         17,261,097  16,365,141
            Tier I capital ratio                   11.04%       9.52
            Total capital ratio                    12.25       10.79
            Leverage ratio                          8.65        7.15
            ------------------------------   -----------  ----------

   Each of the Subsidiary Banks are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of December 31, 2001.

CORPORATE RISK PROFILE

   Managing the risks of our financial services businesses is essential for successful operations. Our primary risks are credit, interest rate, market and liquidity. Credit risk is the risk of not collecting principal and interest on loans or investments when due. Interest rate risk is the risk of economic loss resulting from adverse changes in interest rates. Market risks primarily arise from fluctuations in interest rates that may result in changes in the value of financial instruments that are accounted for on a mark-to-market basis, such as trading account securities. Liquidity risk is the possibility that we are unable to meet obligations to our depositors, shareholders or borrowers including deposit withdrawals, funding of loan commitments and payment of dividends.

  Credit Risk Management

   Our credit risk management begins with our loan underwriting policies. Our loan portfolio is comprised primarily of secured credits with no significant borrower or industry concentration. We have insignificant shared national credit exposure. Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and are generally originated for retention in the portfolio, with the exception of marketable mortgage loans. Lending officers of the Subsidiary Banks generally consider the cash flow or earnings power of the borrower as the primary source of repayment. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities.

   In evaluating loan credit risk, management considers changes, if any, in internal loan grades based on loan review, the nature and volume of the loan portfolio, actual and projected credit quality trends (including delinquency, charge-off and bankruptcy rates) and current economic conditions that may impact a borrower's ability to pay. Generally, the domestic economy has experienced slower growth rates than those of 2000. The stagnant economic growth is evidenced by the Federal Reserve Board's actions in 2001 to stimulate economic growth through a series of interest rate reductions. While our credit review procedures are proactive and take into account changing economic conditions, we did an extensive review of the industries we felt were most impacted by the declining economic environment experienced in the third to fourth quarters including hospitality, entertainment and aviation. Through our reviews, we confirmed that we did not have extensive concentrations of credit in these industries and that no specific customers in those industries required a credit review downgrade.

ALLOWANCE FOR LOAN LOSSES

   Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of the loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of pools of loans. Management responsible for credit and financial matters perform the assessment and establish the amount of the allowance for loan losses. Our quarterly evaluation process provides for self-correction through periodic adjustment of loss factors based on actual experience if unanticipated events are encountered within an individual or group of credits.

   The analysis of individual credit relationships is the first factor in the evaluation process. Individual credit relationships in excess of $500,000 or with specific credit characteristics are evaluated for collectibility and for potential impairment by our independent loan review staff. Impaired loans are measured using the approach specified by SFAS No. 114.

   Commercial, residential construction, small business and consumer loans not reviewed for impairment under SFAS 114, or not considered impaired after an SFAS 114 review, are considered on a portfolio basis as the second factor in the evaluation process. These loans are evaluated as pools of loans based on payment status for the consumer portfolio and an internal credit risk grading system for commercial and small business loans. An allowance is calculated for each consumer loan pool using loss factors based on a monthly analysis of delinquency trends and historical loss experience. Loss factors for the commercial and small business loan pools are based on average historical yearly loss experience. Various credit quality trends (i.e., internal grading changes, delinquencies, charge-offs, non-accruals, and criticized/classified assets), which may impact portfolio performance, are also considered in determining the loss factors for each loan pool.

   The third factor in the evaluation process is the unallocated allowance which considers factors including industry, borrower or collateral concentrations; changes in lending policies and underwriting; current loan volumes; experience of our lending staff; current general economic data and conditions; fraud risk; and risk inherent in the loss estimation process for pools of loans.

   Table 12 presents a summary of loss experience and the allowance for loan losses for the previous five years. Net charge-offs in the five-year period ended 2001 occurred primarily in the consumer loan portfolio. With our conservative underwriting of primarily small- to medium-sized, secured loans, we have maintained low net charge-off ratios in a challenging economic environment. Net charge-offs and the provision for loan losses were impacted significantly by the July 2000 merger with CCB. CCB's net charge-offs and provision are included for the full year 2001 and approximately one-half of 2000.

TABLE 12
                        Summary of Loan Loss Experience
                       and the Allowance for Loan Losses

                                                                          Years Ended December 31
                                                         --------------------------------------------------------
In Thousands                                                2001         2000       1999       1998       1997
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
BALANCE AT BEGINNING OF YEAR                             $   143,614      59,597     49,122     43,297     35,514
Loan losses charged to allowance:
  Commercial, financial and agricultural                      (4,486)     (1,826)      (896)      (522)      (250)
  Real estate -- construction                                   (176)        (29)       (40)      (946)       (95)
  Real estate -- mortgage                                     (1,951)     (3,418)    (2,346)      (808)      (222)
  Consumer                                                   (21,088)    (12,354)    (8,440)    (8,430)   (10,850)
  Revolving credit                                            (2,496)     (1,863)        --         --         --
  Lease financing                                             (1,440)       (193)      (744)      (943)    (1,382)
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
   Total loan losses charged to allowance                    (31,637)    (19,683)   (12,466)   (11,649)   (12,799)
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
Recoveries of loans previously charged-off:
  Commercial, financial and agricultural                         816         258         66      1,152         73
  Real estate -- construction                                     11           2        473        197         57
  Real estate -- mortgage                                         55         878        222         51         33
  Consumer                                                     5,235       2,809      2,631      2,219      2,221
  Revolving credit                                             1,258         819         --         --         --
  Lease financing                                                 --         250        584        420        560
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
   Total recoveries of loans previously charged-off            7,375       5,016      3,976      4,039      2,944
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
Net charge-offs                                              (24,262)    (14,667)    (8,490)    (7,610)    (9,855)
Provision charged to operations                               29,199      16,456     16,921     10,710     17,013
Allowance related to acquired financial institutions           7,850      82,228      2,044      2,725        625
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
BALANCE AT END OF YEAR                                   $   156,401     143,614     59,597     49,122     43,297
-------------------------------------------------------- -----------  ----------  ---------  ---------  ---------
Loans outstanding at end of year                         $11,974,765  11,008,419  3,985,789  3,197,673  2,608,967
Ratio of allowance for loan losses to loans
  outstanding at end of year                                    1.31%       1.30       1.50       1.54       1.66
Coverage of allowance for loan losses to net charge-offs        6.45X       9.79       7.02       6.45       4.39
Average loans outstanding                                $11,332,177   7,427,320  3,489,625  3,040,662  2,513,327
Ratio of net charge-offs of loans to average loans               .21%        .20        .24        .25        .39
Ratio of recoveries to charge-offs                             23.31       25.48      31.89      34.67      23.00

   NCF's provision for loan losses increased from $16.5 million in 2000 to $29.2 million in 2001. The ratio of the allowance for loan losses to loans outstanding was 1.31 percent and 1.30 percent at December 31, 2001 and 2000, respectively. The increase in loan loss provision in 2001 as compared to 2000 was primarily attributable to an increase in net charge-offs of approximately $10 million in 2001 compared to 2000 (.21 percent of average loans compared to ..20 percent in 2000) and growth in our total loan portfolio of approximately
3.6 percent, adjusted for the increase attributable to 2001 acquisitions. We experienced a favorable change in our loan mix whereby the loan segment with the highest losses historically, consumer loans, made up a smaller percentage of the total portfolio and two segments, real estate--construction and real estate--mortgage, which historically have had lower loss rates, made up a larger percentage of the portfolio. See Table 13 for an analysis of the percentage of each loan segment to total loans. Offsetting the favorable mix change, we felt that it was prudent to increase the unallocated portion of the allowance by $2.5 million in recognition of worsening economic conditions and higher levels of nonperforming assets and total risk assets.

   The 2000 provision for loan losses and the ratio of the allowance for loan losses to loans outstanding were impacted significantly by our merger with CCB. The decreases in the provision and the ratio of the allowance to loans outstanding reflected improvements in asset quality evidenced by the reduction in net charge-offs as a percentage of average loans, from .24 percent in 1999 to .20 percent in 2000, and a favorable change in mix of the loan portfolio. Both trends were direct results of the CCB merger; CCB experienced a lower ratio of net charge-offs to average loans than NCF and CCB's portfolio consists predominantly of real estate -- construction and real estate -- mortgage loans. These categories of loans have historically experienced a low level of net charge-offs; as a result, CCB's ratio of the allowance for loan losses to loans outstanding of 1.27 percent at the time the merger was completed was lower than NCF's ratio. As a result of the merger and other activity in the loan portfolio in 2000, the combined real estate -- construction and real estate -- mortgage portfolios increased from 48 percent of total loans at December 31, 1999 to 71 percent of total loans at December 31, 2000. Similarly, in 2000, the consumer loan portfolio, which had ac-counted for approximately 80 percent of NCF's net charge-offs in past years, declined from 34 percent of total loans at December 31, 1999 to 16 percent at December 31, 2000. This decline is attributable to the relatively smaller consumer portfolio of CCB and also to a decision to exit our business affiliation with State Farm, which was a source of indirect auto loans. As a result of the improved mix and decline in net charge-off ratio, we reduced our unallocated allowance component by $5.1 million in 2000. The improved portfolio mix and decline in net charge-off ratio were partially offset by higher levels of total risk assets at December 31, 2000 as compared to December 31, 1999 and higher levels of internally classified assets, primarily in the commercial, financial and agricultural loan category.

   Management believes that the allowance for loan losses is adequate to absorb estimated probable losses inherent in the loan portfolio. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

   Table 13 presents an allocation of the allowance for loan losses as of the end of the previous five years. In conjunction with the CCB merger into NBC in 2001, we conformed the factors used by the two banks. Presentation of prior years' allocations have not been restated. The allocation is based on the regulatory classification of our portfolios, which focuses on the loan collateral, and differs from our internal classification, which focuses on the purpose of the loan.

TABLE 13

                  Allocation of the Allowance for Loan Losses

                                                                             As of December 31
                                       ---------------------------------------------------------------------------
                                              2001               2000               1999               1998
                                       -----------------  ------------------ ------------------ ------------------
                                        Amount     % of    Amount     % of    Amount     % of    Amount     % of
                                          of      Loans      of      Loans      of      Loans      of      Loans
                                       Allowance in Each  Allowance in Each  Allowance in Each  Allowance in Each
In Thousands                           Allocated Category Allocated Category Allocated Category Allocated Category
-------------------------------------- --------- -------- --------- -------- --------- -------- --------- --------
Commercial, financial and agricultural $ 35,782    11.0%    33,866    11.1     7,471     17.3     4,675     18.5
Real estate -- construction              23,829    18.3     15,410    17.3     1,640      7.1     1,017      7.6
Real estate -- mortgage                  25,203    57.8     20,183    54.1    15,324     40.8    11,366     36.1
Consumer                                 17,184    11.1     22,086    15.7    10,739     34.0     8,227     36.9
Revolving credit                          3,144      .5      4,280      .5        --       --        --       --
Lease financing                           2,028     1.3      1,011     1.3     1,492       .8     1,374       .9
Unallocated portion of allowance         49,231      --     46,778      --    22,931       --    22,463       --
-------------------------------------- --------- -------- --------- -------- --------- -------- --------- --------
  Total                                $156,401   100.0%   143,614   100.0    59,597    100.0    49,122    100.0
-------------------------------------- --------- -------- --------- -------- --------- -------- --------- --------


                                              1997
                                       ------------------
                                        Amount     % of
                                          of      Loans
                                       Allowance in Each
In Thousands                           Allocated Category
-------------------------------------- --------- --------
Commercial, financial and agricultural   1,934     19.6
Real estate -- construction                579      9.2
Real estate -- mortgage                  7,223     30.0
Consumer                                 5,056     40.0
Revolving credit                            --       --
Lease financing                          2,634      1.2
Unallocated portion of allowance        25,871       --
-------------------------------------- --------- --------
  Total                                 43,297    100.0
-------------------------------------- --------- --------

   The allocation for loan losses for commercial, financial and agricultural loans increased from $33.9 million in 2000 to $35.8 million in 2001, representing 2.70 percent of outstanding loans in 2001, down from 2.77 percent in 2000.

   The allocated portion related to the real estate -- construction segment increased from $15.4 million in 2000 to $23.8 million in 2001 primarily due to growth in the portfolio and a rise in delinquencies. The real estate -- construction portfolio continues to experience a low level of net charge-offs. The allocated allowance amounted to 1.09 percent of outstanding loans in 2001 compared to .81 percent in 2000 due to the increase in delinquencies and the conforming of factors between CCB and NBC mentioned earlier.

   The increase in the allocated loss reserves for real estate -- mortgage, from $20.2 million in 2000 to $25.2 million in 2001, reflect increases in commercial mortgage loans, second mortgages and home equity credit lines. These categories of loans have experienced higher losses than residential first mortgages. The allowance allocation amounts to .36 percent of outstanding loans in 2001 compared to .34 percent in 2000.

   The allocation for loan losses in the consumer loan segment decreased from $22.1 million in 2000 to $17.2 million in 2001 due primarily to the decline in our automobile portfolio. As noted earlier, our largest category of net charge-offs relates to consumer loans. The allowance for consumer loans amounts to 1.29 percent of outstanding loans in 2001, up slightly from 1.28 percent in 2000.

   The unallocated allowance increased from $46.8 million in 2000 to $49.2 million at December 31, 2001 due to increases in non-performing assets and total risk assets and in recognition of worsening economic conditions. At December 31, 2001, the unallocated reserve equaled .41 percent of total loans compared to .42 percent at December 31, 2000 and .58 percent for NCF at December 31, 1999, prior to the CCB merger.

   In discussing the changes in the allocation of the allowance for loan losses between 1999 and 2000, the CCB merger on July 5, 2000, makes the year-to-year analysis somewhat more complex. The CCB loan portfolio comprised approximately 62 percent of the total loan portfolio at December 31, 2000; accordingly, the allocated portion of the allowance for loan losses related to all loan categories increased significantly from 1999 to 2000. The overall approach and methodology used in establishing the allowance for loan losses for CCB was substantially the same as that used by NCF during the period. The unallocated reserve increased by $23.9 million in 2000 from December 31, 1999's $22.9 million. This increase included the addition of CCB's $29 million unallocated reserve at the date the merger was consummated net of a decrease in the provision for unallocated loan losses of $5.1 million. The reduction in provision related to the unallocated reserve reflected the improved net charge-off profile and portfolio mix following the CCB merger, among other factors.

   Although the allocation of the allowance is an important management process, no portion of the allowance is restricted to any individual or group of loans; rather the entire allowance is available to absorb losses for the entire loan portfolio.

ASSET QUALITY

   Non-performing assets (non-accrual loans and other real estate acquired through loan foreclosures) and total risk assets (non-performing assets plus accruing loans 90 days or more past due and restructured loans) at the end of each of the previous five years are presented in Table 14. CCB's non-performing and risk assets are not included prior to December 31, 2000. Non-performing and risk assets have both increased since December 2000 as a result of the economic conditions discussed earlier. Risk assets as a percentage of total loans outstanding plus other real estate were .68 percent at December 31, 2001 compared to .38 percent at December 31, 2000. Sixty percent of the non-accrual loans are loans secured by real estate: construction/land development, one-to-four family residential properties and commercial real estate. The next largest category of non-accrual loans is commercial and industrial. While accruing loans 90 days or more past due have increased $22.2 million over 2000's level, the majority of these loans are comprised of the three categories of loans secured by real estate listed previously. Consequently, we do not anticipate significant losses on these loans. Consumer loans are the next largest category.

   Our allowance for loan losses to risk assets was 1.91 times at December 31, 2001 compared to 3.46 times at December 31, 2000. Risk assets and the ratio of the allowance for loan losses to risk assets have been impacted significantly by our July 5, 2000 merger with CCB as its risk assets and allowance for loan losses are not included prior to December 31, 2000. CCB's allowance for loan losses represented 2.48 times total risk assets at the time of the merger.

   Non-performing assets and total risk assets are only one of several asset quality measures we analyze. Despite the increase throughout 2001 in these measures, our net charge-offs remained low at .21 percent of average loans in 2001 compared to .20 percent in 2000. Our allowance for loan losses was 6.45 times annual net charge-offs at December 31, 2001 compared to 9.79 times annual net charge-offs at December 31, 2000.

TABLE   14

                        Non-Performing and Risk Assets

                                                                 As of December 31
                                                         ----------------------------------
In Thousands                                              2001     2000   1999  1998  1997
-------------------------------------------------------- -------  ------ ------ ----- -----
Nonaccrual loans                                         $22,800   7,219     --   533    --
Other real estate acquired through loan foreclosures      10,687   5,652    271   442    --
-------------------------------------------------------- -------  ------ ------ ----- -----
Total non-performing assets                               33,487  12,871    271   975    --
Restructured loans                                            --   2,232     --    --    --
Accruing loans 90 days or more past due                   48,553  26,362  5,470 4,218 3,134
-------------------------------------------------------- -------  ------ ------ ----- -----
Total risk assets                                        $82,040  41,465  5,741 5,193 3,134
-------------------------------------------------------- -------  ------ ------ ----- -----
Ratio of non-performing assets to:
  Loans outstanding and other real estate
    acquired through loan foreclosures                       .28%    .12    .01   .03    --
  Total assets                                               .17     .07     --   .02    --
  Ratio of total risk assets to:
  Loans outstanding and other real estate
    acquired through loan foreclosures                       .68     .38    .14   .16   .12
  Total assets                                               .43     .23    .08   .09   .07
Allowance for loan losses to total non-performing assets    4.67   11.16 219.92 50.38    --
Allowance for loan losses to total risk assets              1.91    3.46  10.38  9.46 13.82
-------------------------------------------------------- -------  ------ ------ ----- -----

   Our general non-accrual policy is to place credits in a non-accrual status when the collectibility of principal or interest is doubtful or when payment of principal or interest is 90 days or more past due (unless determined that the collectibility is not reasonably considered in doubt).

   Loans are considered impaired if it is probable that we will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral-dependent loan. Any impairment losses are recognized through charges to the allowance for loan losses. At December 31, 2001 impaired loans amounted to $62.3 million, of which $14.9 million were not accruing interest. At December 31, 2000, these amounts were $12.5 million and $6 million, respectively. The related allowance for loan losses on these loans amounted to $16.8 million and $3.6 million at December 31, 2001 and 2000, respectively.

  Interest Rate Risk Management

   We are concerned with managing interest sensitivity so as to avoid significant net interest margin fluctuations while promoting consistent net income increases during periods of changing interest rates. Interest sensitivity is our primary market risk and is defined as the risk of economic loss resulting from adverse changes in interest rates. This risk of loss can be reflected in reduced potential net interest income in future periods. The structure of our loan and deposit portfolios is such that a significant increase or decline in interest rates may adversely impact net interest income. Responsibility for managing interest rate, market and liquidity risks rests with the Asset/Liability Management Committee ("ALCO") comprised of senior management. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates.

   Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more interest rate sensitive than fixed-rate securities and loans. Similarly, time deposits of $100,000 and over and money market accounts are much more interest rate sensitive than savings accounts. The shorter-term interest rate sensitivities are the key to measurement of the interest sensitivity gap, or difference between interest-sensitive earning assets and interest-sensitive liabilities. Trying to minimize this gap is a continual challenge in a changing interest rate environment and one of the objectives of the ALCO. ALCO uses Gap Analysis as one method to determine and monitor the appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

   Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates, which was achieved at December 31, 2001. An analysis of our interest sensitivity position at December 31, 2001 is presented in Table 15. At December 31, 2001, we had a cumulative "negative gap" (interest-sensitive liabilities and interest rate swaps exceed interest-sensitive assets) of $1.2 billion or 7.40 percent of total earning assets over a twelve-month horizon. The ratio of interest-sensitive assets to interest-sensitive liabilities and interest rate swaps was .87x.

T A B L E 15

                         Interest Sensitivity Analysis

                                                     As of December 31, 2001 (1)
                                ---------------------------------------------------------------------
                                                                6 Months                        Beyond 1
                                 30 Days        6 Months        to 1 Year         Total           Year
In Thousands                    Sensitive       Sensitive       Sensitive       Sensitive       Sensitive        Total
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
EARNING ASSETS:
Time deposits in other banks    $   31,118              --              --          31,118             --          31,118
Federal funds sold and other
 short-term investments             51,873              --              --          51,873             --          51,873
Investment securities (2)          587,924         707,844         543,502       1,839,270      2,651,058       4,490,328
Trading securities                 197,214              --              --         197,214             --         197,214
Loans                            4,050,204         870,268         942,369       5,862,841      6,111,924      11,974,765
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
   Total earning assets          4,918,333       1,578,112       1,485,871       7,982,316      8,762,982      16,745,298
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
INTEREST-BEARING LIABILITIES:
Savings deposits                 1,192,982         625,869         625,869       2,444,720      2,785,901       5,230,621
Time deposits                    1,009,868       2,672,921       1,068,315       4,751,104        905,614       5,656,718
Short-term borrowed funds        1,131,617              --              --       1,131,617         10,000       1,141,617
FHLB advances and long-term
 debt                              368,560         280,579          45,493         694,632      1,893,940       2,588,572
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
   Total interest-bearing
    liabilities                  3,703,027       3,579,369       1,739,677       9,022,073      5,595,455      14,617,528
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
INTEREST RATE SWAPS:
Pay floating/receive fixed              --         200,000              --         200,000       (200,000)             --
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
   Total interest rate swaps            --         200,000              --         200,000       (200,000)             --
-----------------------------   ----------      ----------      ----------      ----------      ---------      ----------
Interest sensitivity gap        $1,215,306      (2,201,257)       (253,806)     (1,239,757)
-----------------------------   ----------      ----------      ----------      ----------
Cumulative gap                  $1,215,306        (985,951)     (1,239,757)
-----------------------------   ----------      ----------      ----------
Cumulative ratio of
 interest-sensitive assets to
 interest-sensitive
 liabilities and interest
 rate swaps                          1.33x             .87             .87
-----------------------------   ----------      ----------      ----------
Cumulative gap to total
 earning assets                      7.26 %          (5.89)          (7.40)
-----------------------------   ----------      ----------      ----------

(1) Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.
(2) Investment securities are presented at their amortized cost. The mark-to-market adjustment of $22.1 million for available for sale securities is not included.
--------------------------------------------------------------------------------

   Management uses both on- and off-balance sheet strategies to manage the balance sheet. The most efficient and cost-effective method of on-balance sheet management is creating desired maturity and repricing streams through the tactical pricing of interest-earning and interest-bearing on-balance sheet products. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening of maturities and more frequent repricing opportunities of our funding sources.

   Estimating the amount of interest rate risk requires using assumptions about the future. These estimates will be different from actual results for many reasons, including but not limited to, changes in the growth of the overall economy, changes in credit spreads, market interest rates moving in patterns other than the patterns chosen for analysis, changes in customer preferences, changes in tactical and strategic plans and changes in Federal Reserve policy. Stress testing is performed on all market risk measurement analyses to help understand the relative sensitivity of key assumptions and thereby better understand our risk profile.

   Management will continue to monitor our interest sensitivity position with the goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.

  Market Risk Management

   Market risk arises from fluctuations in interest rates that may result in changes in the value of financial instruments that are accounted for on a mark-to-market basis, such as trading account securities. NCF's market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities.

   NCF utilizes derivative financial instruments to manage interest rate sensitivity and market risk by modifying the repricing or maturity of assets or liabilities. By their nature, derivative instruments are subject to market risk. We do not utilize derivative instruments for speculative purposes. All interest rate derivatives that qualify for hedge accounting are recorded at fair values as other assets or other liabilities on the balance sheet and are designated as either "fair value" or "cash flow hedges". As of December 31,

2001, we had derivative financial instruments in the form of fair value hedges related to the trust preferred securities issued in 2001. The notional amount of the hedge is $200 million. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest payments between the counterparties. Net interest received or paid on an interest rate swap agreement is recognized over the life of the contract as an adjustment to interest income (expense) of the modified or "hedged" financial asset or liability.

   Table 16 provides information about our financial instruments (used for purposes other than trading) that are sensitive to changes in interest rates as of December 31, 2001. Principal cash flow and related weighted average interest rates by contractual maturities for loans, securities and liabilities with contractual maturities are presented. We included assumptions of the impact of interest rate fluctuations on prepayment of residential and home equity loans and mortgage-backed securities based on our historical experience. For core deposits that have no contractual maturity, the principal cash flows and related weighted average interest rates presented are based upon our historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted average variable rates are based on the rates in effect at December 31, 2001.

  Liquidity Risk Management

   Liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by our Subsidiary Banks through financial resources from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.

   Net cash provided by operating activities and deposits from customers have been our primary sources of liquidity. Correspondent relationships are maintained with several larger banks enabling the Subsidiary Banks to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and the Subsidiary Banks' lines of credit maintained with the FHLB. These lines of credit are secured by blanket collateral agreements on the Subsidiary Banks' mortgage loan portfolios and certain securities.

TABLE   16

                            Market Risk Disclosure

                                                   Principal Amount Maturing in                          Approximate Fair
                                    ----------------------------------------------------------               Value at
In Thousands                           2002       2003      2004     2005    2006   Thereafter   Total   December 31, 2001
----------------------------------- ----------  --------- --------- ------- ------- ---------- --------- -----------------
RATE SENSITIVE ASSETS:
Fixed interest rate loans           $1,559,171  1,412,447 1,336,992 848,457 941,549 1,203,052  7,301,668     7,697,000
  Average interest rate                   8.13%      8.08      7.96    8.23    7.60      7.92       8.00
Variable interest rate loans        $1,070,835    448,587   344,694 360,144 454,603 1,994,234  4,673,097     4,673,000
  Average interest rate                   5.43%      5.41      5.46    5.16    5.05      5.14       5.25
Fixed interest rate securities      $1,139,031    801,041   336,836 448,602 688,666   388,979  3,803,155     3,816,000
  Average interest rate                   6.12%      6.21      5.87    5.04    4.86      6.74       5.83
Variable interest rate securities   $  116,474     90,902    70,825  55,080  42,749   333,271    709,301       709,000
  Average interest rate                   3.38%      3.22      3.06    2.98    2.98      4.18       3.65

RATE SENSITIVE LIABILITIES:
Non-interest-bearing deposits       $  425,530    391,983   391,983 130,661 130,661   261,322  1,732,140     1,732,000
  Average interest rate                     --         --        --      --      --        --         --
Savings and NOW accounts            $1,009,465  1,468,240 1,468,240 321,169 321,169   642,338  5,230,621     5,231,000
  Average interest rate                   2.15%      1.43      1.43    1.05    1.05      1.05       1.47
Time deposits                       $4,751,104    514,557   330,039  22,412  23,690    14,916  5,656,718     5,766,000
  Average interest rate                   4.14%      3.95      4.46    5.55    4.64      2.49       4.14
Fixed interest rate borrowings      $  401,988    216,460   150,430  15,280 150,254 1,365,127  2,299,539     2,281,000
  Average interest rate                   3.22%      5.32      4.79    4.67    4.61      5.18       4.79
Variable interest rate borrowings   $1,223,858    157,759        --      --      --    49,033  1,430,650     1,431,000
  Average interest rate                   1.74%      1.54        --      --      --      2.86       1.75

RATE SENSITIVE DERIVATIVE
 FINANCIAL INSTRUMENTS:
Pay variable/receive fixed interest
 rate swaps                         $  200,000
  Average pay rate                        2.69%
  Average receive rate                    7.70

   Certificates of deposit in denominations of $100,000 or more are an additional source of liquidity. At December 31, 2001, these accounts totaled $1.4 billion compared to $2 billion at December 31, 2000. During 2001, the maximum month-end balance for certificates of deposit in amounts of $100,000 or more was $2.1 billion. The following is a remaining maturity schedule of these deposits at December 31, 2001 (in thousands):

                                         OVER 3   OVER 6
                               3 MONTHS THROUGH   THROUGH   OVER
                               OR LESS  6 MONTHS 12 MONTHS 1 YEAR   TOTAL
                               -------- -------- --------- ------ ----------
   JUMBO AND BROKERED DEPOSITS $455,298 467,467   432,390  10,879 $1,366,034

   Maturities of securities held for investment and sales and maturities of securities categorized as available for sale are other sources of liquidity. Securities with carrying values of $1.3 billion mature in 2002. Securities categorized as available for sale are considered in our asset/liability management strategies and may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

   The Parent Company's liquidity is provided though cash dividends from the Subsidiary Banks and its other non-bank subsidiaries as well as its capacity to raise additional borrowed funds as needed. Additionally, the Parent Company has a $50 million unsecured line of credit with a commercial bank available as needed.

   In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit. At December 31, 2001, we had commitments to extend credit totaling $2.9 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $12 million and $1.1 billion, respectively, at December 31, 2001. Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $162 million and $128 million in outstanding standby letters of credit at December 31, 2001 and 2000. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments expose us to the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

   In addition to our commitments to extend credit to customers, we have noncancellable, long-term lease commitments totaling $81.1 million at December 31, 2001. Our institutional broker/dealer enters into transactions involving financial instruments with off-balance sheet risk in order to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' market values and interest rates. At December 31, 2001, forward contracts for commitments to purchase totaled $190.2 million and commitments to sell totaled $198.7 million. When-issued contracts for commitments to purchase totaled $4.1 million and commitments to purchase totaled $17.2 million at December 31, 2001.

   Management believes that it has adequate resources available to manage our liquidity needs.

OTHER ACCOUNTING MATTERS

   In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Any impairment charges from the initial impairment test at the time of adoption would be recognized as a "cumulative effect of change in accounting principles" in the income statement. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

   NCF is required to adopt the provisions of Statement 142 effective January 1, 2002. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of Statement 142 are effective upon adoption of the Statement.

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

   As of the date of adoption of Statement 142, NCF will have unamortized goodwill in the amount of $946.2 million and unamortized identifiable intangible assets in the amount of $251.5 million. Amortization expense related to goodwill totaled $48.2 million and $26.9 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adoption of Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on NCF's consolidated financial statements at the date of this report; however, management does not anticipate that any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of Statement No. 143 are not expected to have a material impact on the NCF's consolidated financial statements.

   In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, as discussed above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Market Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                      Page
                                                                                                                      ----
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:
National Commerce Financial Corporation and Subsidiaries:
 Consolidated Balance Sheets at December 31, 2001 and 2000...........................................................  34
 Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001............  35
 Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2001....................................................................................  36
 Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001........  37
 Notes to Consolidated Financial Statements..........................................................................  38
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
   Quarterly Financial Data..........................................................................................  58
Report of Management Regarding Responsibility for Financial Statements...............................................  60
Reports of Independent Auditors......................................................................................  61

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                      As of December 31
                                                                    ----------------------
In Thousands Except Share Data                                         2001        2000
------------------------------------------------------------------  ----------- ----------

Assets:
Cash and due from banks                                             $   561,429    446,712
Time deposits in other banks                                             31,118     32,183
Federal funds sold and other short-term investments                      51,873     52,572
Investment securities:
  Available for sale (amortized cost of $3,589,578 and $2,363,010)    3,611,706  2,401,526
  Held to maturity (market values of $913,683 and $1,984,700)           900,750  2,016,795
Trading account securities                                              197,214     74,417
Loans                                                                11,974,765 11,008,419
  Less allowance for loan losses                                        156,401    143,614
------------------------------------------------------------------  ----------- ----------

   Net loans                                                         11,818,364 10,864,805
------------------------------------------------------------------  ----------- ----------

Premises and equipment                                                  219,595    204,903
Goodwill                                                                946,157    934,467
Core deposit intangibles                                                251,464    287,707
Other assets                                                            684,043    429,705
------------------------------------------------------------------  ----------- ----------

   Total assets                                                     $19,273,713 17,745,792
------------------------------------------------------------------  ----------- ----------

Liabilities:
Deposits:
  Demand (noninterest-bearing)                                      $ 1,732,140  1,366,178
  Savings, NOW and money market accounts                              5,230,621  4,474,114
  Jumbo and brokered certificates of deposit                          1,366,034  2,006,741
  Time deposits                                                       4,290,684  4,132,598
------------------------------------------------------------------  ----------- ----------

   Total deposits                                                    12,619,479 11,979,631
Short-term borrowed funds                                             1,141,617  1,212,903
Federal Home Loan Bank advances                                       2,306,554  1,649,055
Trust preferred securities and long-term debt                           282,018     89,301
Other liabilities                                                       468,714    450,064
------------------------------------------------------------------  ----------- ----------

Total liabilities                                                    16,818,382 15,380,954
------------------------------------------------------------------  ----------- ----------

Stockholders' equity:
Serial preferred stock. Authorized 5,000,000 shares; none issued             --         --
Common stock of $2 par value. Authorized 400,000,000 shares;
  205,058,713 and 205,246,098 shares issued                             410,117    410,492
Additional paid-in capital                                            1,756,128  1,765,723
Retained earnings                                                       276,342    165,829
Accumulated other comprehensive income                                   12,744     22,794
------------------------------------------------------------------  ----------- ----------

   Total stockholders' equity                                         2,455,331  2,364,838
------------------------------------------------------------------  ----------- ----------

   Total liabilities and stockholders' equity                       $19,273,713 17,745,792
------------------------------------------------------------------  ----------- ----------

Commitments and contingencies (note 15)

See accompanying notes to consolidated financial statements.

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

                                                                  Years Ended December 31
                                                                --------------------------
In Thousands Except Per Share Data                                 2001     2000    1999
--------------------------------------------------------------- ---------- ------- -------

Interest income:
Interest and fees on loans                                      $  945,628 688,304 301,063
Interest and dividends on investment securities:
  U.S. Treasury                                                      2,892   4,168   2,049
  U.S. Government agencies and corporations                        191,528 169,300  97,521
  States and political subdivisions (primarily tax-exempt)           9,084   8,398   7,485
  Equity and other securities                                       66,527  54,903  39,746
Interest and dividends on trading account securities                 3,134   2,437   2,282
Interest on time deposits in other banks                             1,257   1,597     951
Interest on federal funds sold and other short-term investments      2,815   8,869   4,877
--------------------------------------------------------------- ---------- ------- -------

   Total interest income                                         1,222,865 937,976 455,974
--------------------------------------------------------------- ---------- ------- -------

Interest expense:
Deposits                                                           429,623 364,433 153,120
Short-term borrowed funds                                           39,066  69,577  31,177
Federal Home Loan Bank advances                                     97,838  77,912  41,432
Trust preferred securities and long-term debt                        5,225   5,282   3,605
--------------------------------------------------------------- ---------- ------- -------

   Total interest expense                                          571,752 517,204 229,334
--------------------------------------------------------------- ---------- ------- -------
Net interest income                                                651,113 420,772 226,640
Provision for loan losses                                           29,199  16,456  16,921
--------------------------------------------------------------- ---------- ------- -------
Net interest income after provision for loan losses                621,914 404,316 209,719
--------------------------------------------------------------- ---------- ------- -------

Other income:
Service charges on deposit accounts                                121,450  68,766  21,020
Trust and custodian fees                                            51,184  32,964   8,100
Other service charges and fees                                      36,703  29,919  20,024
Broker/dealer revenue and other commissions                         68,006  28,816  18,092
Other operating                                                     40,910  24,517  23,086
Investment securities gains (losses)                                 6,635   4,509  (3,095)
--------------------------------------------------------------- ---------- ------- -------
   Total other income                                              324,888 189,491  87,227
--------------------------------------------------------------- ---------- ------- -------
Other expenses:
Personnel                                                          249,565 160,136  82,927
Net occupancy                                                       37,302  27,251  13,800
Equipment                                                           24,166  17,367   7,050
Losses (gains) on interest rate swaps                                  672  77,227  (1,499)
Merger-related expense                                              11,364  70,657      --
Goodwill amortization                                               48,240  26,884   3,479
Core deposit intangibles amortization                               58,775  34,536   3,977
Other operating                                                    158,034  99,839  47,372
--------------------------------------------------------------- ---------- ------- -------
   Total other expenses                                            588,118 513,897 157,106
--------------------------------------------------------------- ---------- ------- -------

Income before income taxes                                         358,684  79,910 139,840
Income taxes                                                       133,388  34,600  47,208
--------------------------------------------------------------- ---------- ------- -------
Net income                                                      $  225,296  45,310  92,632
--------------------------------------------------------------- ---------- ------- -------

Earnings per common share:
   Basic                                                        $     1.10     .29     .88
   Diluted                                                            1.09     .28     .87
Weighted average shares outstanding:
   Basic                                                           204,972 157,387 104,947
   Diluted                                                         207,484 159,254 106,807

See accompanying notes to consolidated financial statements.

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity and
                             Comprehensive Income

                 Years Ended December 31, 2001, 2000, and 1999

                                                                                                              Accumulated
                                                                                        Additional               Other
                                                                  Number of    Common    Paid-In   Retained  Comprehensive
In Thousands Except Per Share Data                                 Shares      Stock     Capital   Earnings  Income (Loss)
---------------------------------------------------------------  -----------  --------  ---------- --------  -------------

Balance December 31, 1998                                        101,442,799  $202,885    101,838   143,832       1,398
Net income                                                                --        --         --    92,632          --
Other comprehensive loss --
  Unrealized loss on securities, net of deferred tax benefit of
   $3,546                                                                 --        --         --        --      (5,566)

    Total comprehensive income
Stock options exercised, net of shares tendered                    1,063,472     2,127      9,725        --          --
Stock offering                                                     3,564,529     7,129     73,119        --          --
Common stock issued for acquisitions                               3,085,486     6,171     75,462        --          --
Purchase and retirement of shares                                 (1,051,500)   (2,103)   (20,822)       --          --
Other transactions, net                                              118,500       237        886       (12)         --
Cash dividends ($.38 per share)                                           --        --         --   (39,697)         --
---------------------------------------------------------------  -----------  --------  ---------- --------  -------------

Balance December 31, 1999                                        108,223,286   216,446    240,208   196,755      (4,168)
Net income                                                                --        --         --    45,310          --
Other comprehensive gain --
  Unrealized gain on securities, net of deferred tax expense of
   $18,387                                                                --        --         --        --      26,962

    Total comprehensive income
Restricted stock transactions, net                                   434,415       869        807        --          --
Stock options exercised, net of shares tendered                    1,192,298     2,385     11,213        --          --
Common stock issued in acquisitions                               97,342,874   194,686  1,546,339        --          --
Purchase and retirement of shares                                 (1,724,805)   (3,450)   (28,558)       --          --
Other transactions, net                                             (221,970)     (444)    (4,286)       --          --
Cash dividends ($.48 per share)                                           --        --         --   (76,236)         --
---------------------------------------------------------------  -----------  --------  ---------- --------  -------------

Balance December 31, 2000                                        205,246,098   410,492  1,765,723   165,829      22,794
Net income                                                                --        --         --   225,296          --
Other comprehensive loss --
  Unrealized loss on securities, net of deferred tax benefit of
   $5,217                                                                 --        --         --        --     (10,050)

    Total comprehensive income
Restricted stock transactions, net                                    26,159        52      2,769        --          --
Stock options exercised, net of shares tendered                    1,658,120     3,316     21,022        --          --
Common stock issued in acquisitions                                2,384,695     4,769     61,727        --          --
Purchase and retirement of shares                                 (4,255,132)   (8,510)   (93,702)       --          --
Other transactions, net                                               (1,227)       (2)    (1,411)       55          --
Cash dividends ($.56 per share)                                           --        --         --  (114,838)         --
---------------------------------------------------------------  -----------  --------  ---------- --------  -------------

Balance December 31, 2001                                        205,058,713  $410,117  1,756,128   276,342      12,744
---------------------------------------------------------------  -----------  --------  ---------- --------  -------------

                                                                     Total
                                                                 Stockholders'
In Thousands Except Per Share Data                                  Equity
---------------------------------------------------------------  -------------

Balance December 31, 1998                                            449,953
Net income                                                            92,632
Other comprehensive loss --
  Unrealized loss on securities, net of deferred tax benefit of
   $3,546                                                             (5,566)
                                                                 -------------
    Total comprehensive income                                        87,066
Stock options exercised, net of shares tendered                       11,852
Stock offering                                                        80,248
Common stock issued for acquisitions                                  81,633
Purchase and retirement of shares                                    (22,925)
Other transactions, net                                                1,111
Cash dividends ($.38 per share)                                      (39,697)
---------------------------------------------------------------  -------------

Balance December 31, 1999                                            649,241
Net income                                                            45,310
Other comprehensive gain --
  Unrealized gain on securities, net of deferred tax expense of
   $18,387                                                            26,962
                                                                 -------------
    Total comprehensive income                                        72,272
Restricted stock transactions, net                                     1,676
Stock options exercised, net of shares tendered                       13,598
Common stock issued in acquisitions                                1,741,025
Purchase and retirement of shares                                    (32,008)
Other transactions, net                                               (4,730)
Cash dividends ($.48 per share)                                      (76,236)
---------------------------------------------------------------  -------------

Balance December 31, 2000                                          2,364,838
Net income                                                           225,296
Other comprehensive loss --
  Unrealized loss on securities, net of deferred tax benefit of
   $5,217                                                            (10,050)
                                                                 -------------
    Total comprehensive income                                       215,246
Restricted stock transactions, net                                     2,821
Stock options exercised, net of shares tendered                       24,338
Common stock issued in acquisitions                                   66,496
Purchase and retirement of shares                                   (102,212)
Other transactions, net                                               (1,358)
Cash dividends ($.56 per share)                                     (114,838)
---------------------------------------------------------------  -------------

Balance December 31, 2001                                          2,455,331
---------------------------------------------------------------  -------------

See accompanying notes to consolidated financial statements.

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                       Years Ended December 31
                                                                                  ---------------------------------
In Thousands                                                                         2001         2000       1999
--------------------------------------------------------------------------------- -----------  ----------  --------
OPERATING ACTIVITIES:
Net income                                                                        $   225,296      45,310    92,632
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, amortization and accretion, net                                       105,216     (13,692)   17,169
  Provision for loan losses                                                            29,199      16,456    16,921
  Net loss (gain) on sales of investment securities                                    (6,635)     (4,509)    3,095
  Net loss (gain) on interest rate swaps                                                  672      77,227    (1,499)
  Deferred income taxes                                                                20,407      27,051    (4,778)
  Changes in:
   Trading account securities                                                        (122,797)    (44,123)   32,443
   Other assets                                                                      (220,870)     17,759   (48,376)
   Other liabilities                                                                    2,521      31,332    28,229
  Other operating activities, net                                                       2,926      (2,517)    3,771
--------------------------------------------------------------------------------- -----------  ----------  --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                           35,935     150,294   139,607
--------------------------------------------------------------------------------- -----------  ----------  --------

INVESTING ACTIVITIES:
Proceeds from:
  Maturities and issuer calls of investment securities held to maturity             1,213,809     151,243    72,370
  Sales of investment securities available for sale                                   152,760   1,449,337   265,466
  Maturities and issuer calls of investment securities available for sale           1,352,900     123,153   130,349
Purchases of:
  Investment securities held to maturity                                              (92,720)   (334,518) (454,651)
  Investment securities available for sale                                         (2,585,766) (1,631,343) (194,328)
  Premises and equipment                                                              (22,702)    (23,927)  (12,037)
Net originations of loans                                                            (413,291)   (539,862) (596,660)
Net cash acquired in acquisitions and dispositions                                    (21,616)    318,633     7,660
--------------------------------------------------------------------------------- -----------  ----------  --------
   NET CASH USED BY INVESTING ACTIVITIES                                             (416,626)   (487,284) (781,831)
--------------------------------------------------------------------------------- -----------  ----------  --------

FINANCING ACTIVITIES:
Net increase in deposit accounts                                                       73,803     511,590   295,090
Net increase (decrease) in short-term borrowed funds                                  (85,329)    (25,900)  291,194
Net increase (decrease) in Federal Home Loan Bank advances                            513,901     221,475   (18,239)
Retirement of long-term debt                                                           (7,276)         --        --
Issuance of trust preferred securities                                                200,000          --        --
Issuances of common stock from exercise of stock options, net                          15,595       8,498     4,888
Stock offering                                                                             --          --    80,248
Purchase and retirement of common stock                                              (102,212)    (32,008)  (22,925)
Other equity transactions, net                                                             --        (258)    1,111
Cash dividends paid                                                                  (114,838)    (76,236)  (39,697)
--------------------------------------------------------------------------------- -----------  ----------  --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          493,644     607,161   591,670
--------------------------------------------------------------------------------- -----------  ----------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  112,953     270,171   (50,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        531,467     261,296   311,850
--------------------------------------------------------------------------------- -----------  ----------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $   644,420     531,467   261,296
--------------------------------------------------------------------------------- -----------  ----------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year                                                     $   595,423     503,514   237,412
Income taxes paid during the year                                                     103,675      44,789    53,315

See accompanying notes to consolidated financial statements.

           NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

   The consolidated financial statements include the accounts and results of operations of National Commerce Financial Corporation ("NCF", formerly National Commerce Bancorporation) and its subsidiaries. NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF's wholly-owned bank subsidiaries include National Bank of Commerce, ("NBC") and NBC Bank, FSB (collectively, the "Subsidiary Banks"). On December 31, 2001, NCF's subsidiary Central Carolina Bank and Trust Company was merged into NBC. The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCF: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., USI Alliance, National Commerce Capital Trust I, National Commerce Capital Trust II, Senior Housing Crime Prevention Foundation Investment Corporation and Monroe Properties. Also included in the consolidated financial statements are the subsidiaries of NBC and TransPlatinum. Additionally, NBC owns 80 percent of Fenesco Financial Enterprise, Inc., D/B/A NBC Capital Markets ("Capital Markets"). All significant intercompany transactions and accounts are eliminated in consolidation. NCF has two business segments: traditional banking and financial enterprises.

   The Subsidiary Banks provide a full range of banking services to individual and corporate customers through their branch networks based in Tennessee, Mississippi, Arkansas, Georgia, North Carolina, South Carolina, Virginia and West Virginia. Neither NCF nor its Subsidiary Banks have active foreign operations. NCF believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonperformance would materially affect NCF's results. Products and services offered to customers include traditional banking services such as accepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal agencies and undergo periodic examinations by those regulatory agencies.

   The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities. Many of these services are offered on a national level.

  Financial Statement Presentation

   In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

   For purposes of the Statements of Cash Flows, NCF considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.

  Investment Securities

   Securities available for sale are carried at fair value. Unrealized gains or losses are excluded from earnings and reported as a separate component of stockholders' equity. Debt securities that NCF has the positive intent and ability to hold to maturity are classified as held for maturity and reported at amortized cost. Trading account securities consist of securities inventories held for the purpose of brokerage activities and are carried at fair value with changes in fair value included in earnings. Broker/dealer revenue includes the effects of adjustments to market values of trading account securities. The adjusted cost of the specific securities sold is used to compute gains or losses on the sale of securities.

  Loan Portfolio

   The loan portfolio is comprised of the following: commercial, financial and agricultural; real estate-construction; real estate-mortgage; consumer, revolving credit accounts and leases. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

   Interest income on loans is recorded on the accrual basis. Accrual of interest on loans (including impaired loans) is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer and other retail loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

  Allowance for Loan Losses

   The allowance for loan losses is increased by provisions charged to expense and reduced by loan charge-offs, net of recoveries. The allowance is maintained at a level considered adequate by management to provide for probable loan losses. The allowance is comprised of specific loan loss allocations, non-accrual loan and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists. The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   While management uses the best information available on which to base estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Subsidiary Banks' markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan portfolio and may require the Subsidiary Banks to charge-off loans and/or increase the allowance for loan losses to reflect their assessment of the collectibility of loans based on available information at the time of their examination.

   For all specifically reviewed loans for which it is probable that the Subsidiary Banks will be unable to collect all amounts due according to the terms of the loan agreement, the Subsidiary Banks determine a value at either the present value of expected cash flows discounted at the loan's effective interest rate, or if more practical, the market price or value of the collateral. If the resulting value of the impaired loan is less than the recorded balance, impairment is recognized by creating a valuation allowance for the difference and recognizing a corresponding bad debt expense.

  Derivatives and Hedging Activities

   NCF records derivatives at fair value in "other assets" (or "other liabilities") on the Consolidated Balance Sheets depending on whether the fair value is an unrealized gain or loss. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives are either offset through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. Derivative contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to interest income or interest expense of the related asset or liability.

  Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

  Intangibles Arising from Acquisitions

   Intangible assets arising from acquisitions result from paying amounts in excess of fair value for businesses, core deposits and tangible assets acquired. Such amounts are being amortized by systematic charges to income over a period no greater than the estimated remaining life of the assets acquired or not exceeding the estimated remaining life of the existing deposit base assumed. For all purchase acquisitions completed prior to July 1, 2001, goodwill is amortized on a straight-line basis over 20 years. For purchase acquisitions completed subsequent to June 30, 2001, goodwill is not amortized. Core deposit intangibles are amortized over a period of up to 10 years using the sum of the quarters' digits method, an accelerated method.

   Unamortized intangibles are reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. NCF assesses the recoverability of these intangible assets by determining whether the unamortized balance can be recovered through the future operating cash flows of the acquired institution over the remaining life of the intangible. Impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting NCF's average cost of funds.

  Comprehensive Income

   Comprehensive income is the change in NCF's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income
(loss). "Other comprehensive income (loss)" for the three-year period ended December 31, 2001 and "accumulated other comprehensive income (loss)" as of December 31, 2001 and 2000 are comprised of unrealized gains and losses on certain investments in debt and equity securities.

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

  Incentive Plans

   NCF has incentive plans covering certain officers of NCF and its subsidiaries. The market value of shares issued under the incentive plans are being charged to operating expense over periods of up to three years.

   Generally, NCF grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, the vesting period.

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

  Earnings Per Share

   Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

  Fair Value of Financial Instruments

   The financial statements include disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the financial instrument. As the fair value of certain financial instruments and all nonfinancial instruments are not presented, the aggregate fair value amounts presented do not represent the underlying value of NCF.

(2) ACQUISITIONS

   In 2001, NCF consummated two acquisitions that were accounted for as purchases. Results of operations of the acquired companies were included in NCF's 2001 consolidated statement of income from the respective dates of acquisition. In August,

NCF acquired First Vantage-Tennessee, a $165 million financial institution located in Knoxville, Tennessee. Goodwill of $11.3 million was recorded in the cash transaction. In November, NCF acquired SouthBanc Shares, Inc., a $660 million South Carolina financial institution. Approximately 2.4 million shares of NCF common stock were issued and $48.5 million of goodwill was recorded in the transaction. Proforma financial information relating to these acquisitions has not been provided, as the acquisitions are not considered material to NCF's financial position or results of operations as of December 31, 2001.

   In 2000, NCF consummated four acquisitions that were accounted for as purchases. Results of operations of the acquired companies were included in NCF's 2000 consolidated statement of income from the respective dates of acquisition. In July, NCF completed its merger with CCB Financial Corporation ("CCBF"), an $8.8 billion bank holding company based in Durham, North Carolina. Approximately 93.8 million shares of NCF common stock were issued and $814.2 million of goodwill was recorded. Also in July, NCF completed its merger with First Mercantile Trust and First Mercantile Capital Management, Inc., a $7 million trust company based in Germantown, Tennessee. Approximately 1.7 million shares of NCF stock were issued and $28.4 million of goodwill was recorded in the transaction. In April, NCF completed its merger with Piedmont Bancorp, Inc., a $151 million bank holding company based in Hillsborough, North Carolina. Approximately 1.5 million shares of NCF common stock were issued and $12.7 million of goodwill was recorded in the transaction. In March, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry in a cash transaction.

   In connection with the mergers discussed above, NCF incurred merger and integration charges in 2001 and 2000. The components of the charges are shown below:

       In Thousands                                        2001    2000
       -------------------------------------------------- ------- ------
       Severance costs                                    $ 1,040  2,211
       Employee retention costs                                --    186
       Restricted stock acceleration                           --    759
       Change-in-control related costs                         -- 30,891
       Other costs accrued                                    123  1,943
       -------------------------------------------------- ------- ------
       Total personnel-related costs                        1,163 35,990
       Occupancy and equipment write-downs                     47  5,952
       Systems and other integration costs                 10,154 26,713
       Securities losses from balance sheet restructuring      --  2,002
       -------------------------------------------------- ------- ------
       Total merger and integration costs                 $11,364 70,657
       -------------------------------------------------- ------- ------

   Personnel-related costs include accrued termination benefits, severance and employee retention costs. Occupancy and equipment write-downs include impairment of assets and lease termination costs related to closed branches, plus redundant equipment resulting from integration of technology platforms. Systems and other integration costs include incremental costs such as consultants and contract labor related to the conversion of systems, customer communications and employee benefits integration costs.

   The following summarizes activity within NCF's merger accrual account during the years ended December 31, 2001 and 2000:

           In Thousands                             2001     2000
           -------------------------------------- --------  -------
           Balance at beginning of period         $ 10,610       --
           Provision charged to operating expense   11,364   70,657
           Cash outlays                            (16,134) (52,220)
           Non-cash write-downs                         --   (7,827)
           -------------------------------------- --------  -------
           Balance at end of period               $  5,840   10,610
           -------------------------------------- --------  -------

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

   The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in "cash and due from banks" on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at both December 31, 2001 and 2000, the Subsidiary Banks were required to maintain average reserve and clearing balances of $23 million and $32.3 million, respectively.

(4) INVESTMENT SECURITIES

   Investment securities with amortized costs of approximately $2.8 billion at December 31, 2001 and $2.4 billion at December 31, 2000 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.

  Securities Available for Sale

   Securities available for sale are carried at estimated fair value. The amortized cost and approximate fair values of these securities at December 31, 2001 and 2000 were as follows:

                                                             2001                                      2000
                                          ------------------------------------------ -----------------------------------------
                                          AMORTIZED  UNREALIZED UNREALIZED   FAIR    Amortized Unrealized Unrealized   Fair
In Thousands                                COST       GAINS      LOSSES     VALUE     Cost      Gains      Losses     Value
----------------------------------------- ---------- ---------- ---------- --------- --------- ---------- ---------- ---------
U.S. Treasury                             $   44,194    1,871         --      46,065    54,580      725        (10)     55,295
U.S. Government agencies and corporations  1,528,887   18,455    (16,964)  1,530,378   528,460   12,998       (587)    540,871
Mortgage-backed securities                 1,507,490   20,805     (6,780)  1,521,515 1,021,566   20,996     (1,382)  1,041,180
States and political subdivisions             86,466    2,704       (183)     88,987   111,222    2,881       (272)    113,831
Debt and equity securities                   422,541    2,769       (549)    424,761   647,182    4,581     (1,414)    650,349
----------------------------------------- ---------- ---------- ---------- --------- --------- ---------- ---------- ---------
   Total                                  $3,589,578   46,604    (24,476)  3,611,706 2,363,010   42,181     (3,665)  2,401,526
----------------------------------------- ---------- ---------- ---------- --------- --------- ---------- ---------- ---------

   Gross gains realized on sales of available for sale securities totaled $6.7 million and gross losses totaled $110,000 for 2001.

   Equity securities include the Subsidiary Banks' required investment in stock of the Federal Home Loan Bank (the "FHLB") which totaled $150.5 million at December 31, 2001 and $100.4 million at December 31, 2000. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

   Following is a maturity schedule of securities available for sale at December 31, 2001:

                                                  AMORTIZED    FAIR
         In Thousands                               COST       VALUE
         --------------------------------------   ---------- ---------
         Within 1 year                            $   49,154    50,225
         After 1 but within 5 years                1,302,439 1,295,321
         After 5 but within 10 years                 299,390   311,292
         After 10 years                                8,564     8,592
         --------------------------------------   ---------- ---------
           Subtotal                                1,659,547 1,665,430
         Mortgage-backed securities                1,507,490 1,521,515
         Debt and equity securities                  422,541   424,761
         --------------------------------------   ---------- ---------
            Total securities available for sale   $3,589,578 3,611,706
         --------------------------------------   ---------- ---------

  Securities Held to Maturity

   The carrying values and approximate market values of securities held to maturity at December 31, 2001 and 2000 were as follows:

                                                           2001                                    2000
                                          -------------------------------------- -----------------------------------------
                                          CARRYING UNREALIZED UNREALIZED  FAIR   Carrying  Unrealized Unrealized   Fair
In Thousands                               VALUE     GAINS      LOSSES    VALUE   Value      Gains      Losses     Value
----------------------------------------- -------- ---------- ---------- ------- --------- ---------- ---------- ---------
U.S. Government agencies and corporations $151,132    4,022         --   155,154 1,130,663    1,774    (22,411)  1,110,026
Mortgage-backed securities                 257,461    3,177        (91)  260,547   303,619    1,795     (7,528)    297,886
States and political subdivisions           65,008    1,580        (16)   66,572    75,702    1,434        (27)     77,109
Debt securities                            427,149   10,788     (6,527)  431,410   506,811    5,573    (12,705)    499,679
----------------------------------------- -------- ---------- ---------- ------- --------- ---------- ---------- ---------
Total                                     $900,750   19,567     (6,634)  913,683 2,016,795   10,576    (42,671)  1,984,700
----------------------------------------- -------- ---------- ---------- ------- --------- ---------- ---------- ---------

   Following is a maturity schedule of securities held to maturity at December 31, 2001:

                                                 CARRYING  FAIR
               In Thousands                       VALUE    VALUE
               --------------------------------- -------- -------
               Within 1 year                     $  1,965   2,005
               After 1 but within 5 years         115,404 117,500
               After 5 but within 10 years         88,054  90,900
               After 10 years                      10,717  11,321
               --------------------------------- -------- -------
                 Subtotal                         216,140 221,726
               Mortgage-backed securities         257,461 260,547
               Debt securities                    427,149 431,410
               --------------------------------- -------- -------
               Total securities held to maturity $900,750 913,683
               --------------------------------- -------- -------

   Unrealized gains and losses on certain investments in debt and equity securities included in other comprehensive income (loss) for the years ended December 31, 2001, 2000, and 1999 follows:

                                                                       2001                       2000
                                                           ---------------------------  ------------------------- --------
                                                            BEFORE      TAX    NET OF   Before     Tax    Net of  Before
                                                             TAX     (EXPENSE)  TAX      tax    (expense)  tax     tax
In Thousands                                                AMOUNT    BENEFIT  AMOUNT   amount   benefit  amount  amount
---------------------------------------------------------  --------  --------- -------  ------  --------- ------  -------
Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during holding
   period                                                  $ (8,632)   2,596    (6,036) 49,858   (20,168) 29,690  (12,207)
  Reclassification adjustment for losses (gains) realized
   in net income                                             (6,635)   2,621    (4,014) (4,509)    1,781  (2,728)   3,095
---------------------------------------------------------  --------  --------- -------  ------  --------- ------  -------
Other comprehensive income (loss)                          $(15,267)   5,217   (10,050) 45,349   (18,387) 26,962   (9,112)
---------------------------------------------------------  --------  --------- -------  ------  --------- ------  -------


                                                              Tax    Net of
                                                           (expense)  tax
In Thousands                                                benefit  amount
---------------------------------------------------------  --------- ------
Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during holding
   period                                                    4,769   (7,438)
  Reclassification adjustment for losses (gains) realized
   in net income                                            (1,223)   1,872
---------------------------------------------------------  --------- ------
Other comprehensive income (loss)                            3,546   (5,566)
---------------------------------------------------------  --------- ------

   Unrealized net gains on trading securities were $2 million and $245,000 at December 31, 2001 and 2000, respectively, and were immaterial in 1999.

(5) LOANS

   Management internally classifies the loan portfolio by the purpose of the borrowing and such classification is presented below as of December 31, 2001 and 2000. This classification basis places the emphasis on the source of repayment rather than the collateral source, which is the basis for regulatory classification purposes.

       In Thousands                                  2001        2000
       ------------------------------------------ ----------- ----------
       Consumer, net of unearned                  $ 3,602,013  3,533,471
       Commercial, net of unearned                  2,900,346  2,658,406
       Construction and miscellaneous real estate   3,361,232  2,831,228
       Credit cards                                     9,368     14,671
       Check protection                                52,363     50,382
       Mortgage                                     1,912,345  1,791,033
       Leases receivable, net of unearned             137,098    129,228
       ------------------------------------------ ----------- ----------
         Total loans                              $11,974,765 11,008,419
       ------------------------------------------ ----------- ----------

   Loans totaling $22.8 million at December 31, 2001 were not accruing interest. Loans with outstanding balances of $12.1 million in 2001 were transferred from loans to other real estate acquired through loan foreclosure. Other real estate acquired through loan foreclosures amounted to $10.7 million and $5.7 million at December 31, 2001 and 2000, respectively, and is included in "other assets" on the Consolidated Balance Sheets.

   The following is an analysis of interest income related to loans on nonaccrual status for the years ended December 31, 2001, 2000 and 1999:

In Thousands                                                                                                 2001  2000 1999
----------------------------------------------------------------------------------------------------------- ------ ---- -----
Interest income that would have been recognized if the loans had been current at original contractual rates $1,481 727  1,307
Amount recognized as interest income                                                                           619 291    322
----------------------------------------------------------------------------------------------------------- ------ ---- -----
Difference                                                                                                  $  862 436    985
----------------------------------------------------------------------------------------------------------- ------ ---- -----

   Substantially all loans are made on a secured basis and, with the exception of marketable mortgage loans, are originated for retention in the Subsidiary Banks' portfolios. Loans held for sale carried at lower of cost or market totaled $103.4 million at December 31, 2001. No loans were held for sale at December 31, 2000. The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are well diversified and there are no significant concentrations of credit risk.

   At December 31, 2001, impaired loans totaled $62.3 million, of which $14.9 million were on non-accrual status, and their related allowance for loan losses totaled $16.8 million. The average carrying value of impaired loans was $53.9 million during 2001 and gross interest income recognized on impaired loans totaled $4.2 million. At December 31, 2000, impaired loans totaled $12.5 million, of which $6 million were on non-accrual status, and their related allowance for loan losses totaled $3.6 million. The average carrying value of impaired loans was $6.3 million during 2000 and gross interest income recognized on impaired loans totaled $351,000.

   During 2001 and 2000, the Subsidiary Banks had loan and deposit relationships with NCF's executive officers and directors and their associates. In the opinion of management, these loans do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 2001 (in thousands):

                                             BEGINNING  NEW               OTHER   END OF
                                              OF YEAR  LOANS  REPAYMENTS CHANGES   YEAR
                                             --------- ------ ---------- ------- --------
Directors, executive officers and associates  $76,041  65,307  (22,399)   8,376  $127,325
-------------------------------------------- --------- ------ ---------- ------- --------

   Loans serviced for the benefit of others totaled $668.5 million and $817.1 million at December 31, 2001 and 2000, respectively. Mortgage servicing fees totaled $2.5 million in 2001 and $1.5 million in 2000.

   Certain real estate-mortgage loans with carrying values totaling $2.1 billion are pledged as collateral for advances from the FHLB.

(6) ALLOWANCE FOR LOAN LOSSES

   Following is a summary of the allowance for loan losses:

   In Thousands                                    2001     2000     1999
   --------------------------------------------- --------  -------  -------
   Balance at beginning of year                  $143,614   59,597   49,122
   Provision charged to operations                 29,199   16,456   16,921
   Addition from acquired financial institutions    7,850   82,228    2,044
   Recoveries of loans previously charged-off       7,375    5,016    3,976
   Loan losses charged to allowance               (31,637) (19,683) (12,466)
   --------------------------------------------- --------  -------  -------
   Balance at end of year                        $156,401  143,614   59,597
   --------------------------------------------- --------  -------  -------

(7) DERIVATIVES AND HEDGING ACTIVITIES

   On April 1, 1999, NCF adopted SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. The fair value of NCF's derivative contracts at adoption was immaterial and has been included in "Gains and losses on interest rate swaps" on the Consolidated Statements of Income.

   NCF utilizes interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in cash flows or fair value resulting from market rate changes on designated hedged transactions or items. NCF limits the credit risks of these instruments by initiating the transactions with counterparties that meet NCF's underwriting policies and quality standards.

   Interest rate agreements designated as fair value hedges help manage exposure of outstanding trust preferred securities (designated hedged item) to changes in fair value. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreement without exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the item specifically designated as being hedged at the start of the agreement. The related amount payable or receivable from counterparties is included in "other assets" or "other liabilities" on the Consolidated Balance Sheet. At December 31, 2001, the notional amounts of interest rate agreements designated as fair value hedges were $200 million.

   During 1999 and 2000, NCF used interest rate agreements to modify the interest payment characteristics of its outstanding debt and large time deposits from a floating-rate to a fixed-rate basis. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount. During the rising interest rate environment experienced in the beginning of 2000, NCF increased its position in these interest rate swaps that reduced its interest rate sensitivity to its wholesale funding. The fair values of the swaps, which did not qualify for hedge accounting treatment under SFAS No. 133, were included in "other assets" or "other liabilities" on the Consolidated Balance Sheet. When interest rates declined in the latter half of 2000, NCF recognized unrealized losses on these contracts. Changes in the fair value of these contracts have been recorded in the Consolidated Statements of Income as "Gains / losses on interest rate swaps". The fair value of these contracts was an unrealized loss of $77.2 million at December 31, 2000, with corresponding notional amounts of $1.5 billion. The interest rate swaps were terminated in early 2001.

(8) PREMISES AND EQUIPMENT

   Following is a summary of premises and equipment:

                                                Average life
In Thousands                                      (years)      2001       2000
----------------------------------------------- ------------ ---------  --------
Land                                                  --     $  41,066    39,645
Buildings                                           17.5       147,089   134,965
Leasehold improvements                              10.0        48,301    46,514
Furniture and equipment                              7.5       204,215   188,617
----------------------------------------------- ------------ ---------  --------
  Gross premises and equipment                                 440,671   409,741
Less: accumulated depreciation and amortization               (221,076) (204,838)
----------------------------------------------- ------------ ---------  --------
  Total premises and equipment                               $ 219,595   204,903
----------------------------------------------- ------------ ---------  --------

(9) TIME DEPOSITS

   Interest on jumbo time deposits totaled $77 million in 2001 and $112.7 million in 2000. Maturities of time deposits for each of the years ending December 31 are as follows:

                                               Total
                         In Thousands        Maturities
                         ------------------- ----------
                         2002                $4,750,711
                         2003                   524,280
                         2004                   332,668
                         2005                    46,271
                         2006 and thereafter      2,788
                         ------------------- ----------
                           Total             $5,656,718
                         ------------------- ----------

(10) BORROWINGS

   At December 31, 2001, NCF (Parent Company) had available $50 million in unsecured lines of credit with a commercial bank. No draws were outstanding as of December 31, 2001 or during 2001.

  Short-term Borrowed Funds

   Following is an analysis of short-term borrowed funds at December 31, 2001 and 2000:

                                                                   End of Period      Daily Average      Maximum
                                                                ------------------  ------------------ Outstanding
                                                                           Interest           Interest   At Any
In Thousands                                                     Balance     Rate    Balance    Rate    Month End
--------------------------------------------------------------- ---------- -------- --------- -------- -----------
2001:
Federal funds purchased                                         $  567,487   1.66%    419,365   3.84      684,355
Treasury tax and loan depository note account                       11,975   1.23      12,328   2.86       22,361
Securities sold under agreements to repurchase and master notes    562,155   1.54     647,377   3.39      846,974
--------------------------------------------------------------- ----------          ---------
  Total                                                         $1,141,617          1,079,070
--------------------------------------------------------------- ---------- -------- --------- -------- -----------

2000:
Federal funds purchased                                         $  438,017   6.60%    341,653   6.60      438,017
Treasury tax and loan depository note account                       16,532   3.91       4,754   4.53       16,532
Securities sold under agreements to repurchase and master notes    758,354   5.96     813,407   5.76    1,259,777
--------------------------------------------------------------- ----------          ---------
  Total                                                         $1,212,903          1,159,814
--------------------------------------------------------------- ---------- -------- --------- -------- -----------

   Interest on federal funds purchased totaled $16.1 million in 2001 and $22.5 million in 2000. The treasury tax and loan depository note account is payable on demand and is collateralized by various investment securities with amortized costs of $21.4 million and market values of $21.5 million at December 31, 2001. Interest on borrowings under this arrangement is payable at .25 percent below the weekly federal funds rate as quoted by the Federal Reserve. Master note borrowings are unsecured obligations of NCF which mature daily. Securities sold under agreements to repurchase are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with amortized costs of $448.2 million and market values of $448.8 million at December 31, 2001. Interest expense on securities sold under agreements to repurchase totaled $13.4 million in 2001 and $40.8 million in 2000.

  FHLB Advances

   FHLB advances bear interest at either a fixed rate, variable rate equal to one-month LIBOR, or at a fixed rate for a specified period of time after the issue date, and thereafter may be converted, at the option of the FHLB, to a floating-rate equal to three-month LIBOR. The FHLB advances are collateralized by mortgage-related securities and by liens on first mortgage loans. The Subsidiary Banks have the capacity to borrow additional advances from the FHLB of up to 50 percent of total assets, subject to available collateral and level of FHLB stock ownership.

   Maturities of FHLB allowances for each of the years ending December 31 are as follows:

           In Thousands Range of Rates              Total Maturities
           ------------ --------------              ----------------
            2002        1.89% to 7.65%                 $  650,370
            2003        4.34% to 5.92%                    208,560
            2004        4.87% to 5.13%                    101,128
            2005        5.68% to 6.42%                      6,292
            2006        4.44% to 4.71%                    150,723
            Thereafter  2.00% to 6.39%                  1,189,481
            ----------  --------------              ----------------
              Total     1.89% to 7.65%                 $2,306,554
           ------------ --------------              ----------------

  Long-Term Debt

   Following is a summary of long-term debt at December 31, 2001 and 2000:

                 In Thousands                     2001    2000
                 ------------------------------- ------- ------
                 6.75 percent subordinated notes $33,000 33,007
                 Term notes                        6,374  6,372
                 ------------------------------- ------- ------
                   Total long-term debt          $39,374 39,379
                 ------------------------------- ------- ------

   NCF's 6.75 percent subordinated notes due December 1, 2003 pay interest semi-annually and are not redeemable prior to maturity. These subordinated notes were assumed in the CCBF merger. There is no sinking fund for the notes. The notes are unsecured and subordinated to all present and future senior indebtedness of NCF. Interest on the subordinated notes totaled $2.2 million in 2001 and $1.1 million in 2000.

   The unsecured term notes originated in 1987, bearing interest payable at calendar quarters with a variable rate which is repriced every three years based on the yield on U.S. Treasury notes. The next reprice date for the notes is 2003. At December 31, 2001, the average rate was 5.48 percent. The notes mature in 2007. Interest on the term notes totaled $361,000 in 2001, $370,000 in 2000 and $369,000 in 1999.

  Capital Trust Preferred Securities

   In 2001, National Commerce Capital Trust II (the "Trust II"), a Delaware business trust subsidiary, sold $200 million of 7.70 percent Trust Preferred Securities. The Trust Preferred Securities may be redeemed in whole or in part at any time on or after December 31, 2006. The Trust II used the net proceeds from the sale of the Trust Preferred Securities to purchase a like amount of junior subordinated debentures due 2031 (the "Junior Subordinated Debentures") from NCF. The Junior Subordinated Debentures, which also bear interest at 7.70 percent, are the sole assets of the Trust II. The Junior Subordinated Debentures mature and become due and payable, together with any accrued and unpaid interest, if any, on December 15, 2031.

   In 1997, National Commerce Capital Trust I (the "Trust I"), a Delaware business trust subsidiary, sold $50 million of floating rate capital trust pass-through securities (the "Capital Securities") bearing interest at a variable annual rate equal to LIBOR plus .98 percent (1.75 percent and 7.80 percent at December 31, 2001 and 2000). The Trust I used the net proceeds from the sale of the Capital Securities to purchase a like amount of floating rate junior subordinated deferred interest debentures due 2027 (the "Subordinated Debt Securities") from NCF. The Subordinated Debt Securities, which also bear interest at a variable annual rate equal to LIBOR plus .98 percent, are the sole assets of the Trust. The Subordinated Debt Securities mature and become due and payable, together with any accrued and unpaid interest, if any, on April 1, 2027. During 2001, $7 million of Capital Securities were repurchased at a nominal gain and retired.

   The Junior Subordinated Debentures and the Subordinated Debt Securities are unsecured and are effectively subordinated to all existing and future liabilities of NCF. NCF has the right, at any time, so long as no event of default has occurred, to defer payments of interest on either issue for a period not to exceed 20 consecutive quarters. The Junior Subordinated Debentures and the Subordinated Debt Securities are eliminated, along with the related income statement effects, in the consolidated financial statements. NCF used the proceeds from the sale of the securities for general corporate purposes. NCF has fully and unconditionally guaranteed payment of amounts due under the Trust Preferred Securities and the Capital Securities on a subordinated basis and only to the extent the related Trusts have funds available for payment of those amounts.

   The proceeds from the Trust Preferred Securities and Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve Board.

(11) EMPLOYEE BENEFITS

  Pension Plan

   NCF has a noncontributory, qualified defined benefit pension plan covering substantially all full-time employees. The pension plan makes provisions for early and delayed retirement as well as normal retirement and provides participants with retirement benefits based on credited years of service. Contributions to the pension plan are funded as allowable for federal income tax purposes. No contributions were made in 2001, 2000 or 1999 by NCF due to funding limitations.

   At December 31, 2001, pension plan assets consisted primarily of corporate stocks, including 537,428 shares of NCF's common stock, corporate bonds, and obligations of U.S. government agencies and corporations. The plan assets are held and administered by trust operations of the Subsidiary Banks. The change in benefit obligation, change in plan assets and funded status of the pension plan and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 2001 and 2000 are shown below:

          In Thousands                               2001     2000
          ---------------------------------------- --------  -------
          CHANGE IN BENEFIT OBLIGATION:
          Benefit obligation at January 1          $124,558   38,797
          Service cost                                4,751    3,488
          Interest cost                               8,746    6,029
          Amendments                                  1,673       --
          Actuarial loss                              1,573    2,535
          Acquisition                                    --   80,394
          Benefits paid                             (10,027)  (6,685)
          ---------------------------------------- --------  -------
          Benefit obligation at December 31        $131,274  124,558
          ---------------------------------------- --------  -------
          CHANGE IN PLAN ASSETS:
          Fair value of plan assets at January 1   $131,279   44,665
          Actual return on plan assets               14,317    3,359
          Acquisition                                    --   89,940
          Benefits paid                             (10,027)  (6,685)
          ---------------------------------------- --------  -------
          Fair value of plan assets at December 31 $135,569  131,279
          ---------------------------------------- --------  -------
          RECONCILIATION OF FUNDED STATUS:
          As of end of year                        $  4,295    6,719
          Unrecognized net loss                      17,817   16,941
          Unrecognized prior service costs               99   (1,947)
          Unrecognized net transition asset              (1)     (10)
          ---------------------------------------- --------  -------
          Prepaid benefit cost                     $ 22,210   21,703
          ---------------------------------------- --------  -------

   The combined components of pension expense (benefit) for the qualified plans for the years ended December 31, 2001, 2000 and 1999 are shown below:

           In Thousands                      2001     2000    1999
           ------------------------------- --------  ------  ------
           NET PERIODIC BENEFIT COST:
           Service cost                    $  4,751   3,488   1,373
           Interest cost                      8,746   6,029   2,916
           Expected return on assets        (13,974) (9,157) (5,234)
           Net loss recognition                 354     384     475
           Prior service cost amortization     (373)   (406)   (406)
           Transition asset recognition         (10)    (10)    (10)
           ------------------------------- --------  ------  ------
           Net pension expense (benefit)   $   (506)    328    (886)
           ------------------------------- --------  ------  ------

   NCF also has a noncontributory, nonqualified defined benefit pension plan covering highly-compensated employees. The total benefit obligation and accrued pension expense was $6.8 million and $5.6 million at December 31, 2001. These amounts were $6.6 million and $4.9 million at December 31, 2000. Net pension expense was $959,000 and $1.2 million for the years ended December 31, 2001 and 2000, respectively.

   Assumptions used in computing the actuarial present value of the projected benefit obligation for NCF in 2001 and 2000 were as follows:

                                                              2001   2000
                                                              -----  -----
     Discount rate                                             7.00%  7.75
     Rate of increase in compensation level of employees       3.50%  4.00
     Expected long-term rate of return on pension plan assets 10.50% 10.50

  Postretirement Health and Life Insurance Plan

   NCFC sponsors a retirement medical and life insurance plan that provides post-retirement healthcare and life insurance benefits. The plan is contributory and contains other cost-sharing features such as deductibles and coinsurance. NCFC's policy to fund the cost of medical benefits to employees varies by age and service at retirement. Benefits are provided through a self-insured plan administered by an insurance company. The following table sets forth the change in benefit obligation, funded status and the amounts included in "other liabilities" on the Consolidated Balance Sheets at December 31, 2001 and 2000:

           In Thousands                             2001     2000
           -------------------------------------- --------  -------
           CHANGE IN BENEFIT OBLIGATION:
           Benefit obligation at January 1        $ 12,074    3,449
           Acquisition                                  --    7,894
           Service cost                                267      194
           Interest cost                               871      574
           Benefit payments                           (795)    (602)
           Actuarial (gain) loss                        39     (656)
           Assumptions change                          670    1,221
           Plan change                                (904)      --
           FAS 88 charge                              (148)      --
           -------------------------------------- --------  -------
           Benefit obligation at December 31      $ 12,074   12,074
           -------------------------------------- --------  -------
           FUNDED STATUS:
           As of end of year                      $(12,074) (12,074)
           Unrecognized net loss                       223    2,146
           Unrecognized prior service cost          (1,295)    (465)
           Unrecognized net loss                     2,778      243
           -------------------------------------- --------  -------
           Accrued postretirement benefit expense $(10,368) (10,150)
           -------------------------------------- --------  -------

   The accumulated postretirement benefit obligation at December 31, 2001 was determined using a discount rate of 7.0 percent. The 2000 accumulated postretirement benefit obligation was determining using a discount rate of 7.75 percent.

   Combined net periodic postretirement benefit expense charged to operations for the years ended December 31, 2001, 2000 and 1999 included the following components:

     In Thousands                                         2001   2000 1999
     --------------------------------------------------- ------  ---- ----
     Service cost                                        $  267  194   23
     Interest cost                                          871  574  161
     Net amortization and deferral of unrecognized items     22   52   (1)
     FAS 88 curtailment gain                               (148)  --   --
     --------------------------------------------------- ------  ---- ----
       Net postretirement benefit expense                $1,012  820  183
     --------------------------------------------------- ------  ---- ----

   The health care trend rate was projected to be 8.5 percent for 2002 and 7.0 percent for the two years thereafter. A 1 percent change in the assumed health care trend rates would have the following effects:

                                                                                                       1 percent 1 percent
In Thousands                                                                                           Increase  Decrease
------------------------------------------------------------------------------------------------------ --------- ---------
Effect on total of service and interest cost components of net periodic postretirement benefit expense   $ 85       (69)
Effect on the accumulated postretirement benefit obligation                                               969      (811)

  Savings and Profit Sharing Plans

   NCF and CCB have defined contribution employee benefit plans covering substantially all employees with one year's service. Under these plan, employee contributions are partially matched.

  Stock Options and Restricted Stock

   Under NCF's 1994 Stock Plan, 12.2 million shares of common stock were reserved for award to key employees as stock options and restricted stock. Options vest ratably over varying periods of up to five years from the date of grant. Under the 1994 Stock Plan, NCF instituted a program to encourage stock ownership by its employees. Under ShareNCF, eligible employees who purchase NCF shares from Capital Markets are awarded two options for each share purchased. The options' exercise price equals the purchase price of the qualifying shares. The options are cancelled in the employee does not remain in NCF's employ over the vesting period. For ShareNCF options issued prior to August 1, 2001, the options vest after two years if the employee has held the purchased shares for the two-year period after purchase. For ShareNCF options issued after August 1, 2001, the options vest after two years if the employee has held the purchased shares for the two-year period after purchase or vest after six years if the purchased shares were not held for the two-year period after purchase. As of December 31, 2001, approximately 253 employees were participating in the ShareNCF program. NCF accounts for ShareNCF options issued prior to August 1, 2001 as variable options, and, accordingly, recognizes compensation expense ratably over the two-year vesting period based on differences in the options' exercise price and the market price of NCF stock on the reporting date. For the years ended December 31, 2001, 2000 and 1999, NCF recorded compensation expense (benefit) of $348,000, ($500,000)and $1.4 million, respectively.

   During 2000, the terms of approximately 600,000 stock options were modified; as a result, NCF accounts for these option grants as variable options. During 2001 and 2000, $1.2 million and $2.1 million, respectively, was recorded as compensation expense related to these options.

   NCF continued in effect nonstatutory and incentive stock option plans existing at the date of merger with acquired financial institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years with varying vesting provisions. All options outstanding at the time of the respective mergers were converted into options to acquire NCF common stock.

   NCF has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options as permitted under SFAS No. 123. In accordance with APB No. 25, no compensation expense is recognized when stock options are granted and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, NCF's net income and net income per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income in future years.

           In Thousands Except Per Share Data   2001    2000    1999
           ---------------------------------- -------- ------- ------

           Net income        As reported      $225,296 $45,310 92,632
                               Pro forma       219,626  37,914 88,697
           Basic EPS         As reported          1.10     .29    .88
                               Pro forma          1.07     .24    .85
           Diluted EPS       As reported          1.09     .28    .87
                               Pro forma          1.06     .24    .83

   The weighted average fair value of options granted approximated $5.83 in 2001, $3.24 in 2000 and $6.36 in 1999. The fair values of the options granted in 2001, 2000 and 1999 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were estimated using the following weighted-average assumptions:

                                         2001     2000    1999
                                        -------  ------- -------
                Dividend yield             2.00%    2.00    2.00
                Expected volatility       30.00    35.00   35.00
                Risk-free interest rate    2.50     6.00    6.00
                Expected average life   5 YEARS  5 years 5 years

   A summary of stock option activity and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                           Outstanding                 Exercisable
                                                   ---------------------------- --------------------------
                                                     Option    Weighted Average  Option   Weighted Average
                                                     Shares     Exercise Price   Shares    Exercise Price
                                                   ----------  ---------------- --------- ----------------
At December 31, 1998                                5,225,985       $ 8.74
Granted                                             1,101,100        16.49
Assumed under acquisition of financial institution    175,404         4.90
Exercised                                          (1,208,848)        7.02
Forfeited                                            (140,100)       14.08
-------------------------------------------------- ----------  ----------------
At December 31, 1999                                5,153,541        10.53      3,232,541      $ 7.69
--------------------------------------------------                              --------- ----------------
Granted                                             2,447,335        16.76
Assumed under acquisition of financial institution  4,602,911        16.09
Exercised                                          (1,245,805)        7.89
Forfeited                                            (287,775)       18.33
-------------------------------------------------- ----------  ----------------
At December 31, 2000                               10,670,207        14.45      7,508,818      $13.57
--------------------------------------------------                              --------- ----------------
Granted                                             2,322,079        24.64
Assumed under acquisition of financial institution    625,637        15.38
Exercised                                          (1,773,155)       10.39
Forfeited                                            (179,716)       21.07
-------------------------------------------------- ----------  ----------------
At December 31, 2001                               11,665,052       $17.26      7,676,218      $15.38
-------------------------------------------------- ----------  ---------------- --------- ----------------

   Exercise prices for options outstanding as of December 31, 2001 ranged from $3.15 to $27.44. The following table summarizes information about stock options outstanding at December 31, 2001:

                           Options Outstanding              Options Exercisable
                 --------------------------------------- -------------------------
                              Weighted       Weighted                  Weighted
   Range of        Number   Average Years    Average       Number      Average
Exercise Prices  of Options   Remaining   Exercise Price of Options Exercise Price
---------------- ---------- ------------- -------------- ---------- --------------
$3.15 to $10.22   2,057,007     3.89          $ 7.48     2,057,007      $ 7.48
$10.69 to $15.94  2,524,364     7.07           14.91     1,641,753       14.43
$16.00 to $17.98  2,305,404     7.83           16.94     1,496,736       17.13
$18.00 to $22.84  2,452,388     7.25           21.19     2,240,645       21.23
$22.86 to $27.44  2,325,889     9.05           24.65       240,077       24.15
---------------- ---------- ------------- -------------- ---------- --------------
$3.15 to $27.44  11,665,052     7.09          $17.26     7,676,218      $15.38
---------------- ---------- ------------- -------------- ---------- --------------

   Restricted stock awarded totaled 26,159 shares during 2001 and 434,415 shares during 2000. The grants in 2001 and 2000 were recorded at their fair values of $702,000 and $6.2 million, respectively, on the dates of grant and had weighted average fair values of $25.74 and $16.08 per share. Additionally, shares of restricted stock had been awarded under stock option and other incentive plans of acquired financial institutions. During 2001, 2000 and 1999, $2.4 million, $1 million and $373,000, respectively, of compensation expense was recognized for restricted stock awards.

(12) STOCKHOLDERS' EQUITY

  Earnings Per Share

   The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2001, 2000 and 1999. Dilutive common shares arise from the potentially dilutive effect of NCF's stock options outstanding.

          In Thousands Except Per Share Data   2001    2000    1999
          ---------------------------------- -------- ------- -------

          BASIC EPS
          Average common shares               204,972 157,387 104,947
          Net income                         $225,296  45,310  92,632
          Earnings per share                     1.10     .29     .88
          ---------------------------------- -------- ------- -------

          DILUTED EPS
          Average common shares outstanding   204,972 157,387 104,947
          Average dilutive common shares        2,512   1,867   1,860
          ---------------------------------  -------- ------- -------
          Adjusted average common shares      207,484 159,254 106,807
          Net income                         $225,296  45,310  92,632
          Earnings per share                     1.09     .28     .87
          ---------------------------------- -------- ------- -------

  Regulatory Matters

   NCF and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corporation Improvement Act, the federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on NCF's consolidated financial statements.

   Disclosure about the Subsidiary Banks' capital adequacy are set forth in the table below. Tier I capital consists of common equity and trust preferred securities less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting available for sale securities to market value. Total capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss allowance, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category risk-weight is then applied. Management believes that as of December 31, 2001, NCF and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

   The risk-based capital and leverage ratios for NCF and NBC as of December 31, 2001 and for NCF, NBC and CCB as of December 31, 2000 are presented below.

                                                                         2001                        2000
                                                                ----------------------- ------------------------------
In Thousands                                                        NCF         NBC        NCF        NBC       CCB
-------------------------------------------------------------   -----------  ---------- ---------- --------- ---------

Tier I capital                                                  $ 1,492,718   1,331,124  1,169,780   430,131   673,227
Total capital                                                     1,655,795   1,475,275  1,326,588   478,556   760,173
Risk-weighted assets                                             13,516,622  13,285,709 12,292,660 4,732,927 7,415,044
Adjusted quarterly average assets                                17,261,097  16,946,406 16,365,141 6,833,251 9,251,932
Risk-based capital ratios:
  Tier I capital to risk-weighted assets:
   Actual                                                            11.04 %      10.02       9.52      9.09      9.08
   Regulatory minimum                                                  4.00        4.00       4.00      4.00      4.00
   Well-capitalized under prompt corrective action provisions            --        6.00         --      6.00      6.00
  Total capital to risk-weighted assets:
   Actual                                                             12.25       11.10      10.79     10.11     10.25
   Regulatory minimum                                                  8.00        8.00       8.00      8.00      8.00
   Well-capitalized under prompt corrective action provisions            --       10.00         --     10.00     10.00
  Leverage ratio:
   Actual                                                              8.65        7.85       7.15      6.29      7.28
   Regulatory minimum                                                  3.00        4.00       3.00      4.00      4.00
   Well-capitalized under prompt corrective action provisions            --        5.00         --      5.00      5.00
-------------------------------------------------------------   -----------  ---------- ---------- --------- ---------

   No conditions or events have occurred since December 31, 2001 that would change the capital categorizations presented as of December 31, 2001.

   Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to NCF in the form of cash dividends. Regulatory capital requirements must be met by the Subsidiary Banks as well as other requirements under applicable federal and state laws. Under these requirements, the Subsidiary Banks have approximately $13.4 million in retained earnings at December 31, 2001 that can be transferred to NCF in the form of cash dividends without prior regulatory approval. Management believes that it will be able to receive regulatory approval to transfer dividends in excess of that amount, if needed. Total dividends declared by the Subsidiary Banks to NCF in 2001 were $233.7 million.

   As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $2.5 billion at December 31, 2001 were restricted from transfer to NCF without prior approval from regulatory agencies.

   Under Federal Reserve regulations, the Subsidiary Banks are also limited as to the amount they may loan to affiliates, including the Parent Company, unless such loans are collateralized by specified obligations. At December 31, 2001, the Subsidiary Banks had loans to the Parent Company totaling $37 million.

(13) SUPPLEMENTARY INCOME STATEMENT INFORMATION

   Following is a breakdown of the components of "other operating" expenses on the Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999:

             In Thousands                     2001    2000   1999
             ------------------------------ -------- ------ ------
             Legal and professional fees    $ 37,176 21,828  5,556
             Marketing                        14,915  7,748  2,314
             Telecommunications               14,365  9,055  3,928
             All other                        91,578 61,208 35,574
             ------------------------------ -------- ------ ------
             Total other operating expenses $158,034 99,839 47,372
             ------------------------------ -------- ------ ------

(14) INCOME TAXES

   The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

      In Thousands                                2001     2000    1999
      ---------------------------------------   --------  ------  ------
      Current income taxes:
        Federal                                 $108,487   7,108  50,338
        State                                      4,494     441   1,648
      ---------------------------------------   --------  ------  ------
      Total current tax expense                  112,981   7,549  51,986
      ---------------------------------------   --------  ------  ------
      Deferred income tax expense (benefit):
        Federal                                   21,016  27,995  (4,205)
        State                                       (609)   (944)   (573)
      ---------------------------------------   --------  ------  ------
         Total deferred tax expense (benefit)     20,407  27,051  (4,778)
      ---------------------------------------   --------  ------  ------
         Total income tax expense               $133,388  34,600  47,208
      ---------------------------------------   --------  ------  ------

   During 2001, 2000 and 1999, a total of $8.7 million, $5.1 million and $7 million, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options.

   A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate of 35% follows:

                                                                     Amount            % of Pretax Income
                                                            ------------------------  --------------------
In Thousands                                                  2001     2000    1999    2001   2000   1999
----------------------------------------------------------- --------  ------  ------  ------  -----  -----
Tax expense at statutory rate on income before income taxes $125,539  27,969  48,944  35.00 % 35.00  35.00
State taxes, net of federal benefit                            2,525    (327)    698     .70   (.41)   .50
Increase (reduction) in taxes resulting from:
  Tax-exempt interest on investment securities and loans      (3,462) (2,678) (2,279)   (.97) (3.35) (1.63)
  Non-deductible goodwill amortization                        16,766   9,125   1,130    4.67  11.42    .81
  Non-taxable life insurance income                           (3,395)   (885)     --    (.95) (1.11)    --
  Other, net                                                  (4,585)  1,396  (1,285)  (1.26)  1.75   (.92)
----------------------------------------------------------- --------  ------  ------  ------  -----  -----
Income tax expense                                          $133,388  34,600  47,208   37.19% 43.30  33.76
----------------------------------------------------------- --------  ------  ------  ------  -----  -----

   At December 31, 2001 and 2000, NCF had recorded net deferred tax liabilities of $135.2 million and $117.4 million, respectively, which are included in "other assets" or "other liabilities" on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management's opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 2001 and 2000. The sources and tax effects of cumulative temporary differences that give rise to significant deferred tax assets (liabilities) at December 31, 2001 and 2000 are shown below:

In Thousands                                                      2001       2000
--------------------------------------------------------------  ---------  --------
Deferred tax assets:
  Allowance for loan losses                                     $  59,808    54,648
  Deferred compensation                                             5,470     4,453
  Net operating loss and credit carryovers                          7,196     7,191
  Other                                                            20,738    28,328
--------------------------------------------------------------  ---------  --------
   Total gross deferred tax assets                                 93,212    94,620
--------------------------------------------------------------  ---------  --------
Deferred tax liabilities:
  Intangible assets                                                88,285   100,713
  Deferred loan fees and costs                                     20,675    13,576
  Premises and equipment                                           11,964    11,898
  Investments                                                      11,645    11,757
  Pension costs                                                     6,633     6,571
  Unrealized gains on investment securities available for sale      8,453    13,670
  Deferred income                                                  73,507    46,423
  Other                                                             7,298     7,381
--------------------------------------------------------------  ---------  --------
   Total gross deferred tax liabilities                           228,460   211,989
--------------------------------------------------------------  ---------  --------
   Net deferred tax liability                                   $(135,248) (117,369)
--------------------------------------------------------------  ---------  --------

(15) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

  Commitments and Contingencies

   Leases

   The Subsidiary Banks lease certain real property and equipment under long-term operating leases expiring at various dates to 2021. Total rental expense amounted to $20.2 million in 2001, $14.5 million in 2000 and $7.9 million in 1999. A summary of the commitments under noncancellable, long-term leases in effect at December 31, 2001 for each of the years ending December 31 follows:

                                     Type of Property
                                  -----------------------    Total
          In Thousands            Real Property Equipment Commitments
          ----------------------- ------------- --------- -----------
          2002                       $ 9,538      3,762     13,300
          2003                         8,400      2,170     10,570
          2004                         6,816      1,334      8,150
          2005                         5,541        229      5,770
          2006                         4,620        157      4,777
          Thereafter                  38,544         --     38,544
          ----------------------- ------------- --------- -----------
          Total lease commitments    $73,459      7,652     81,111
          ----------------------- ------------- --------- -----------

   Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2002.

   Litigation

   Certain legal claims have arisen in the normal course of business in which NCF and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF's financial position or results of operations.

   Lending

   Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 2001 and 2000, the Subsidiary Banks had commitments to extend credit of approximately $2.9 billion and $2.5 billion. These amounts include unused revolving credit lines and home mortgage equity lines of $11.9 million and $1.1 billion, respectively, at December 31, 2001 and $71 million and $816 million, respectively, at December 31, 2000.

   Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. The standby letters of credit are generally secured by non-depreciable assets. The Subsidiary Banks had approximately $161.8 million and $128 million in outstanding standby letters of credit at December 31, 2001 and 2000.

  Off-Balance Sheet Risk

   Capital Markets, for trading purposes, enters into transactions involving financial instruments with off-balance sheet risk in order to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include forward contracts, when issued contracts and options written. All such contracts are for United States Treasury, federal agency or municipal securities. These financial instruments involve varying degrees of credit and market risk. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' market values and interest rates. The extent of the Capital Market's involvement in financial instruments with off-balance sheet risk as of December 31 was as follows:

                   In Thousands                 2001    2000
                   -------------------------  -------- ------
                   Forward contracts:
                     Commitments to purchase  $190,205 52,635
                     Commitments to sell       198,720 69,435
                   When issued contracts:
                     Commitments to purchase     4,068  5,714
                     Commitments to sell        17,196  7,325

(16) NATIONAL COMMERCE FINANCIAL CORPORATION (PARENT COMPANY)

   The Parent Company's principal asset is its investment in the Subsidiary Banks and dividends from the Subsidiary Banks are its primary source of income. Condensed Balance Sheets as of December 31, 2001 and 2000 and the related Condensed Statements of Income and Cash Flows for the years ended December 31, 2001, 2000 and 1999 follow:

CONDENSED BALANCE SHEETS
As of December 31, 2001 and 2000

      In Thousands                                       2001      2000
      ---------------------------------------------   ---------- ---------
      Cash and short-term investments                 $  405,713   234,191
      Investment securities                               25,893    25,823
      Loans                                               53,291    71,587
        Less allowance for loan losses                       721       792
      ---------------------------------------------   ---------- ---------
         Net loans                                        52,570    70,795
      Investment in subsidiaries                       2,619,718 2,387,801
      Other assets                                        22,521    11,621
      ---------------------------------------------   ---------- ---------
         Total assets                                 $3,126,415 2,730,231
      ---------------------------------------------   ---------- ---------
      Master notes                                    $  325,721   195,070
      Note payable to subsidiary                          38,547    50,547
      Subordinated notes and debentures                  281,830    82,928
      Other liabilities                                   24,986    36,848
      ---------------------------------------------   ---------- ---------
         Total liabilities                               671,084   365,393
      Stockholders' equity                             2,455,331 2,364,838
      ---------------------------------------------   ---------- ---------
         Total liabilities and stockholders' equity   $3,126,415 2,730,231
      ---------------------------------------------   ---------- ---------

CONDENSED INCOME STATEMENTS
Years Ended December 31, 2001, 2000 and 1999

In Thousands                                                       2001     2000     1999
---------------------------------------------------------------- --------  -------  ------
Dividends from subsidiaries                                      $236,700   82,215  60,844
Interest income                                                    15,324   12,092   1,338
Other income                                                        1,154    1,190   3,153
---------------------------------------------------------------- --------  -------  ------
   Total operating income                                         253,178   95,497  65,335
---------------------------------------------------------------- --------  -------  ------
Interest expense                                                   15,252   12,633   3,236
Other operating expenses                                            4,153    5,023   2,879
---------------------------------------------------------------- --------  -------  ------
   Total operating expenses                                        19,405   17,656   6,115
---------------------------------------------------------------- --------  -------  ------
Income before income taxes                                        233,773   77,841  59,220
Income tax benefit                                                   (559)  (1,497)   (648)
---------------------------------------------------------------- --------  -------  ------
Income before equity in undistributed net income of subsidiaries  234,332   79,338  59,868
Net income of subsidiaries, net of dividends paid                  (9,036) (34,028) 32,764
---------------------------------------------------------------- --------  -------  ------
Net income                                                       $225,296   45,310  92,632
---------------------------------------------------------------- --------  -------  ------

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

In Thousands                                            2001      2000     1999
----------------------------------------------------  ---------  -------  -------
Net cash provided by operating activities             $ 225,582  144,225   43,036
----------------------------------------------------  ---------  -------  -------
Investment in subsidiaries                             (160,188) (24,914) (48,331)
Net decrease in loans to subsidiaries                        --       --   25,626
Net (increase) decrease in loans                         18,296   (2,179)      --
Other, net                                              (28,266) 189,094  (25,570)
----------------------------------------------------  ---------  -------  -------
   Net cash provided (used) by investing activities    (170,158) 162,001  (48,275)
----------------------------------------------------  ---------  -------  -------
Increase in master notes                                130,651    9,911       --
Net decrease in notes payable to subsidiaries           (12,000)  (4,453)      --
Net increase in subordinated notes and debentures       198,902       --       --
Proceeds from stock issuance in acquisition                  --       --   80,248
Purchase and retirement of common stock                (102,212) (32,008) (22,925)
Cash dividends paid                                    (114,838) (76,236) (39,697)
Other, net                                               15,595    8,240    5,999
----------------------------------------------------  ---------  -------  -------
   Net cash provided (used) by financing activities     116,098  (94,546)  23,625
----------------------------------------------------  ---------  -------  -------
Net increase in cash and short-term investments         171,522  211,680   18,386
Cash and short-term investments at beginning of year    234,191   22,511    4,125
----------------------------------------------------  ---------  -------  -------
Cash and short-term investments at end of year        $ 405,713  234,191   22,511
----------------------------------------------------  ---------  -------  -------

(17) SEGMENT INFORMATION

   Management monitors NCF performance as two business segments, traditional banking and financial enterprises. During 2001, management redefined the financial enterprise segment to include retail brokerage/insurance commissions. Data for prior years has been restated to conform to the 2001 presentation.

   The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes lending and related financial services provided to small- and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

   The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities.

   The accounting policies of the individual segments are the same as those of NCF as described in Note 1. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources, and other support functions are allocated to each segment. The following tables present condensed income statements and average assets for each reportable segment.

                                              Traditional   Financial  Intersegment
In Thousands                                    Banking    Enterprises Eliminations   Total
--------------------------------------------- -----------  ----------- ------------ ----------
Year ended December 31, 2001:
Net interest income, taxable equivalent basis $   663,936     18,518          --       682,454
Provision for loan loss                            29,199         --          --        29,199
--------------------------------------------- -----------  ----------- ------------ ----------
Net interest income after provision               634,737     18,518          --       653,255
Other income                                      162,430    166,758      (4,300)      324,888
Intangibles amortization                         (105,225)    (1,790)         --      (107,015)
Other expense                                    (365,627)  (119,776)      4,300      (481,103)
--------------------------------------------- -----------  ----------- ------------ ----------
Income before income taxes                        326,315     63,710          --       390,025
Income taxes                                      139,835     24,894          --       164,729
--------------------------------------------- -----------  ----------- ------------ ----------
Net income                                    $   186,480     38,816          --       225,296
--------------------------------------------- -----------  ----------- ------------ ----------
Average assets                                $17,319,317    587,695          --    17,907,012
--------------------------------------------- -----------  ----------- ------------ ----------

                                              Traditional   Financial  Intersegment
In Thousands                                    Banking    Enterprises Eliminations   Total
--------------------------------------------- -----------  ----------- ------------ ----------
Year ended December 31, 2000:
Net interest income, taxable equivalent basis $   431,971     12,114          --       444,085
Provision for loan loss                            16,456         --          --        16,456
--------------------------------------------- -----------  ----------- ------------ ----------
Net interest income after provision               415,515     12,114          --       427,629
Other income                                       98,124     93,485      (2,118)      189,491
Intangibles amortization                          (60,472)      (948)         --       (61,420)
Other expense                                    (388,916)   (65,679)      2,118      (452,477)
--------------------------------------------- -----------  ----------- ------------ ----------
Income before income taxes                         64,251     38,972          --       103,223
Income taxes                                       42,691     15,222          --        57,913
--------------------------------------------- -----------  ----------- ------------ ----------
Net income                                    $    21,560     23,750          --        45,310
--------------------------------------------- -----------  ----------- ------------ ----------
Average assets                                $11,912,442    489,541          --    12,401,983
Year ended December 31, 1999:
Net interest income, taxable equivalent basis $   228,984     11,272          --       240,256
Provision for loan loss                            16,921         --          --        16,921
--------------------------------------------- -----------  ----------- ------------ ----------
Net interest income after provision               212,063     11,272          --       223,335
Other income                                       36,564     52,070      (1,407)       87,227
Intangibles amortization                           (7,456)        --          --        (7,456)
Other expense                                    (117,168)   (33,889)      1,407      (149,650)
--------------------------------------------- -----------  ----------- ------------ ----------
Income before income taxes                        124,003     29,453          --       153,456
Income taxes                                       49,147     11,677          --        60,824
--------------------------------------------- -----------  ----------- ------------ ----------
Net income                                    $    74,856     17,776          --        92,632
--------------------------------------------- -----------  ----------- ------------ ----------
Average assets                                $ 6,029,284    329,544          --     6,358,828
--------------------------------------------- -----------  ----------- ------------ ----------

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      2001                                   2000
                                                    ---------------------------------------  ----------------------------
In Thousands Except Per Share Data                  4TH QTR.   3RD QTR.  2ND QTR.  1ST QTR.  4th Qtr.  3rd Qtr.  2nd Qtr.
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Interest income                                     $ 287,262   302,492   310,020   323,091   334,073   329,090  142,392
Interest expense                                      114,826   137,425   148,543   170,958   183,231   181,248   80,819
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Net interest income                                   172,436   165,067   161,477   152,133   150,842   147,842   61,573
Provision for loan losses                               6,892     9,623     6,304     6,380     5,317     5,098    3,865
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Net interest income after provision for loan losses   165,544   155,444   155,173   145,753   145,525   142,744   57,708
Securities gains (losses)                               2,752     2,588       575       720      (141)    4,522      127
Other income                                           89,909    76,644    78,543    73,157    69,387    67,213   24,439
Intangibles amortization                              (26,782)  (26,449)  (26,668)  (27,116)  (27,521)  (27,822)  (3,249)
Other expenses                                       (137,456) (116,222) (117,632) (109,793) (198,331) (166,093) (43,890)
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Income (loss) before income taxes                      93,967    92,005    89,991    82,721   (11,081)   20,564   35,135
Income tax expense (benefit)                           34,107    34,394    34,456    30,431    (2,669)   14,775   11,194
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Net income (loss)                                   $  59,860    57,611    55,535    52,290    (8,412)    5,789   23,941
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------
Net income (loss) per share:
   Basic (1)                                        $     .29       .28       .27       .25      (.04)      .03      .22
   Diluted (1)                                            .29       .28       .27       .25      (.04)      .03      .22
--------------------------------------------------- ---------  --------  --------  --------  --------  --------  --------


In Thousands Except Per Share Data                  1st Qtr.
--------------------------------------------------- --------
Interest income                                     132,421
Interest expense                                     71,906
--------------------------------------------------- --------
Net interest income                                  60,515
Provision for loan losses                             2,176
--------------------------------------------------- --------
Net interest income after provision for loan losses  58,339
Securities gains (losses)                                 1
Other income                                         23,943
Intangibles amortization                             (2,828)
Other expenses                                      (44,163)
--------------------------------------------------- --------
Income (loss) before income taxes                    35,292
Income tax expense (benefit)                         11,300
--------------------------------------------------- --------
Net income (loss)                                    23,992
--------------------------------------------------- --------
Net income (loss) per share:
   Basic (1)                                            .22
   Diluted (1)                                          .22
--------------------------------------------------- --------

(1) For 2000, the sum of the quarterly per share net income amounts do not equal the annual per share net income presented elsewhere herein due to significant changes in net income and weighted average shares outstanding impacting the third and fourth quarter.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                                                       2001                   2000
                                              ---------------------- -----------------------
                                               Carrying               Carrying
In Thousands                                    Amount    Fair Value   Amount    Fair Value
--------------------------------------------- ----------- ---------- ----------  ----------
FINANCIAL ASSETS:
Cash and cash equivalents                     $   644,420    644,420    531,467     531,467
Investment securities                           4,512,456  4,525,389  4,418,321   4,386,226
Trading account securities                        197,214    197,214     74,417      74,417
Net loans                                      11,818,364 12,213,405 10,864,805  10,953,779
FINANCIAL LIABILITIES:
Deposits                                       12,619,479 12,728,535 11,979,631  12,134,567
Short-term borrowings                           1,141,617  1,141,617  1,212,903   1,212,903
Federal Home Loan Bank advances                 2,306,554  2,288,161  1,649,055   1,648,979
Trust preferred securities and long-term debt     282,018    281,820     89,301      99,010
DERIVATIVE FINANCIAL INSTRUMENTS:
Interest rate swaps                                    --         --    (74,140)    (74,140)
--------------------------------------------- ----------- ---------- ----------  ----------

  Cash and Cash Equivalents

   The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

  Investment and Trading Account Securities

   Fair values for investment and trading account securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Net Loans

   For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) and certain consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

  Deposits

   The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

  Borrowings

   The carrying amounts of short-term borrowings and trust preferred securities approximate their fair values. The fair values of FHLB advances and long-term debt are estimated using discounted cash flow analyses, based on NCF's incremental borrowing rates for similar types of borrowing arrangements.

  Interest Rate Swaps

   Fair values for interest rate swaps are based on discounted cash flow projections under the swap agreements based on assumptions about future interest rate movements.

  Off-Balance Sheet Financial Instruments

   The Subsidiary Banks have commitments to extend credit and standby letters of credit. These types of credit are made at market rates; therefore, there would be no market risk associated with these credits which would create a significant fair value liability.

    REPORT OF MANAGEMENT REGARDING RESPONSIBILITY FOR FINANCIAL STATEMENTS

   Management is responsible for the content of the financial information included in this annual report. The financial statements from which the financial information has been drawn are prepared in accordance with accounting principles generally accepted in the United States of America. Other information in this report is consistent with the financial statements.

   In meeting its responsibility, management relies on the system on internal accounting control and related control systems. Elements of these systems include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any system of internal control. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefit derived and that the evaluation of such cost and benefit necessarily requires estimates and judgments.

   KPMG LLP, independent auditors, audited NCF's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.

   The voting members of the Audit Committee of the Board of Directors consist solely of outside Directors. The Audit Committee meets periodically with management, NCF's internal auditors and the independent auditors to discuss audit, financial reporting and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.

                                          /s/ ERNEST C. ROESSLER
                                          ERNEST C. ROESSLER
                                          President and Chief Executive Officer

                                          /s/ SHELDON M. FOX
                                          SHELDON M. FOX
                                          Chief Financial Officer

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Commerce Financial Corporation:

   We have audited the accompanying consolidated balance sheet of National Commerce Financial Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Commerce Financial Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year/then ended in conformity with accounting principles generally accepted in the United States of America. /

                                          /s/ KPMG LLP

Memphis, Tennessee
January 16, 2002

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
National Commerce Financial Corporation

   We have audited the accompanying consolidated balance sheet of National Commerce Financial Corporation and Subsidiaries ("the Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP

Memphis, Tennessee
June 22, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND
ACCOUNTING
       DISCLOSURE

   None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated herein by reference to National Commerce Financial Corporation's definitive Proxy Statement dated March 26, 2002 (the "Proxy Statement") under the heading "Proposal 1. Election of Directors" or appears under the heading "Executive Officers of the Registrant" in Part I. of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the Proxy Statement under the headings "Report of the Compensation Committee", "Compensation of Management and Other Information", "Pension Plans" and "Employment Agreements".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference to the Proxy Statement under the heading "Stock Ownership of Management and Principal Shareholders".

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

   (a) 3.

   Exhibits are listed in the Exhibit Index beginning on page 64 of this Annual Report.

   (b) Reports on Form 8-K:

   None.

                            DESCRIPTION OF EXHIBITS

Agreement and Plan of Reorganization between Registrant and SouthBanc Shares,
Inc.

Articles of Amendment to amended and restated Charter of Registrant

Charter of Registrant as amended and restated

Bylaws of Registrant as amended and restated

Specimen Stock Certificate of Registrant

Form of Indenture dated as of November 1, 1993, between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's Subordinated Notes are issued and held

Certificate of Trust of National Commerce Capital Trust II

Form of Promissory Notes of NBC payable to The Mallory Partners

Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between Registrant and Thomas M. Garrott and further amended on February 18, 2002

Employment Agreement entered into as of November 1, 2001 by and between Registrant and Ernest C. Roessler

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

Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and J. Scott Edwards

Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Sheldon M. Fox

Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and David T. Popwell

Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Tom W. Scott

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and Ernest C. Roessler

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and William R. Reed

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and Richard L. Furr

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and J. Scott Edwards

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and Sheldon M. Fox

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and David T. Popwell

Change of Control Agreement dated as of July 5, 2000 by and between Registrant and Tom W. Scott

Retirement Plan of Registrant as amended and restated

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

Supplemental Executive Retirement Plan of Registrant

1990 Stock Plan of the Registrant

1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996

Amendment Number One to the 1994 Stock Plan of the Registrant

Amendment Number Two to the 1994 Stock Plan of the Registrant

Resolution authorizing Pension Restoration Plan

National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999

CCB Financial Corporation Retirement Savings Plan

SouthBanc Shares, Inc. 1998 Stock Option Plan and SouthBanc Shares, Inc. 2001 Stock Option Plan

Subsidiaries of Registrant

Consent of KPMG LLP

Consent of Ernst & Young LLP

Registrant's Proxy Statement to Shareholders for the 2002 Annual Meeting of Shareholders

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

                                   NATIONAL COMMERCE FINANCIAL CORPORATION

                                   By:          /s/  Thomas M. Garrott
                                             -----------------------------------
                                                   Thomas M. Garrott
                                                 Chairman of the Board

                                          Date: March 22, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  Thomas M. Garrott     Chairman of the Board         March 22, 2002
-----------------------------
      Thomas M. Garrott

   /s/  Ernest C. Roessler    President and Chief Executive March 22, 2002
----------------------------- Officer (Principal Executive
     Ernest C. Roessler       Officer)

  /s/  James B. Brame, Jr.    Director                      March 22, 2002
-----------------------------
     James B. Brame, Jr.

 /s/  R. Grattan Brown, Jr.   Director                      March 22, 2002
-----------------------------
    R. Grattan Brown, Jr.

----------------------------- Director                      March   , 2002
   Bruce E. Campbell, Jr.

----------------------------- Director                      March   , 2002
     John D. Canale III

/s/  James H. Daughdrill, Jr. Director                      March 22, 2002
-----------------------------
  James H. Daughdrill, Jr.

----------------------------- Director                      March   , 2002
  Thomas C. Farnsworth, Jr.

 /s/  Blake P. Garrett, Jr.   Director                      March 22, 2002
-----------------------------
    Blake P. Garrett, Jr.

     /s/  C. Dan Joyner       Director                      March 22, 2002
-----------------------------
        C. Dan Joyner

 /s/  W. Neely Mallory, Jr.   Director                      March 22, 2002
-----------------------------
    W. Neely Mallory, Jr.

   /s/  Eugene J. McDonald    Director                      March 22, 2002
-----------------------------
     Eugene J. McDonald

          Signature                       Title                   Date
          ---------                       -----                   ----

 /s/  Phillip H. McNeill Sr.  Director                       March 22, 2002
-----------------------------
   Phillip H. McNeill Sr.

     /s/  Eric B. Munson      Director                       March 22, 2002
-----------------------------
       Eric B. Munson

----------------------------- Director                       March   , 2002
      J. Bradbury Reed

    /s/  Dr. David E. Shi     Director                       March 22, 2002
-----------------------------
      Dr. David E. Shi

   /s/  H. Allen Tate, Jr.    Director                       March 22, 2002
-----------------------------
     H. Allen Tate, Jr.

  /s/  Dr. Phail Wynn, Jr.    Director                       March 22, 2002
-----------------------------
     Dr. Phail Wynn, Jr.

     /s/  Sheldon M. Fox      Chief Financial Officer        March 22, 2002
-----------------------------   (Principal
       Sheldon M. Fox           Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.
-----------
    (2)     Plan of acquisition, reorganization, arrangement, liquidation or secession.
            1. Agreement and Plan of Reorganization entered into as of, July 15, 2001 by and between the
               Registrant and SouthBanc Shares, Inc. is incorporated by reference from Exhibit 2.1 to the
               Registrant's Registration Statement on Form S-4 filed on September 13, 2001 (File No. 333-
               69338).                                                                                             *
    (3)     Articles of Incorporation and Bylaws.
            1. Articles of Amendment to Registrant's Amended and Restated Charter is incorporated by reference from Exhibit 3.1 to the Registrant's Form S-3/A dated July 9, 2001.
            2. Amended and Restated Charter of Registrant is incorporated by reference from Exhibit 3.1 to the
               Registrant's Form 8-K dated July 11, 2000.                                                          *
            3. Bylaws of Registrant as amended is incorporated by reference from Exhibit 3.2 to the
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.                       *
    (4)     Instruments defining the rights of security holders, including indentures.
            1. Specimen Stock Certificate of Registrant is incorporated herein by reference from Exhibit 4.1 of
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.                     *
            2. Form of indenture dated November 1, 1993 between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant's
               Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of
               the CCB Registration Statement No. 33-50793 on Form S-3 (File No. 001- 11989).                      *
            3. Certificate of Trust of National Commerce Capital Trust II is incorporated by reference from
               Exhibit 4.2 to the Registrant's Form S-1/1 filed on December 5, 2001.
   (10)     Material contracts.
            1. Form of Promissory Notes of NBC payable to The Mallory Partners is incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1987 (File No. 0-6094).                                                                *
            2. Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between
               Registrant and Thomas M. Garrott is incorporated by reference from Exhibit 10.2 to the
               Registrant's Form S-1/1 filed on December 5, 2001.                                                  *
            3. First Amendment to Amended and Restated Employment Agreement dated as of February 18, 2002 by
               and between Registrant and Thomas M. Garrot.                                                     10.1
            4. Employment Agreement entered into as of November 1, 2001 by and between Registrant and Ernest C.
               Roessler is incorporated by reference from Exhibit 10. 3 to the Registrant's Form S- 1/1 filed
               on December 5, 2001.                                                                                *
            5. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and William R. Reed, Jr. is incorporated by reference from Exhibit 10.24 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                     *
            6. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Richard L. Furr is incorporated by reference from Exhibit 10.25 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                     *
            7. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and J. Scott Edwards is incorporated by reference from Exhibit 10.27 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                     *

Exhibit No.
-----------
            8. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Sheldon M. Fox is incorporated by reference from Exhibit 10.28 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                     *
            9. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and David T. Popwell is incorporated by reference from Exhibit 10.29 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                     *
            10. Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Tom W. Scott is incorporated by reference from Exhibit 10.30 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            11. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and Ernest C. Roessler is incorporated by reference from Exhibit 10.31 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000                     *
            12. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and William R. Reed is incorporated by reference from Exhibit 10.32 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            13. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and Richard L. Furr is incorporated by reference from Exhibit 10.33 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            14. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and J. Scott Edwards is incorporated by reference from Exhibit 10.35 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            15. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and Sheldon M. Fox is incorporated by reference from Exhibit 10.36 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            16. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and David T. Popwell is incorporated by reference from Exhibit 10.37 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            17. Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial
                Corporation and Tom W. Scott is incorporated by reference from Exhibit 10.38 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            18. National Commerce Financial Corporation Retirement Plan as amended and restated effective
                August 1, 2001.                                                                                 10.2
            19. Hillsborough Savings Bank, Inc., SSB Management Recognition Plan is incorporated by reference to Exhibit 10.II.B of the Form 10-K of Piedmont Bancorp, Inc. ("PBI") for the fiscal year ended
                June 30, 1996 (File No. 001-14070).                                                                *
            20. Piedmont Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 10.II.A to
                PBI's Form 10-K for the fiscal year ended June 30, 1996 (File No. 001-14070).                      *
            21. 1993 Incentive Stock Option Plan is incorporated by reference to Exhibit 28 to the Registration
                Statement No. 33-61270 on Form S-8 of CCB Financial Corporation ("CCB")(File No. 001- 11989).      *
            22. Salem Trust Bank 1986 Incentive Stock Option Plan is incorporated by reference to Exhibit 99 of
                CCB's Registration Statement No. 333-22031 on Form S-8 (File No. 001-11989).                       *
            23. 1995 Directors Performance Plan of American Federal Bank, FSB is incorporated by reference to
                Exhibit 99 to CCB's Registration Statement No. 333-34231 on Form S-8 (File No. 001- 11989).        *

Exhibit No.
-----------
            24. 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB is incorporated by reference to Exhibit 99 of CCB's Registration Statement No. 33-53599 on Form S-8, as amended by Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir,
                Inc., SSB (incorporated by reference to Exhibit 10(G) of CCB's Annual Report on Form 10-K for
                the year ended December 31, 1993)(File No. 001-11989).                                             *
            25. 1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB is incorporated by reference to Exhibit 99 to CCB's Registration Statement No. 33-53595 on Form S-8 (File No.
                001-11989).                                                                                        *
            26. Security Capital Bancorp Omnibus Stock Ownership and Long Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB's Registration Statement No. 33-61791 on Form S-8 (File No.
                001-11989).                                                                                        *
            27. Long-Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB's Registration
                Statement No. 33-54645 on Form S-8 (File No. 001-11989).                                           *
            28. American Federal Bank, FSB Amended and Restated 1988 Stock Option and Incentive Plan is
                incorporated by reference to Exhibit 99 of CCB's Registration Statement No. 33-34207 on Form
                S-8 (File No. 001-11989).                                                                          *
            29. Stone Street Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 99 of
                CCB's Registration Statement No. 33-9158 on Form S-8 (File No. 001-11989).                         *
            30. Deferred Compensation Agreement as of December 1, 1983 for Thomas M. Garrott is incorporated by reference to Exhibit 10c(2) to the Registrant's Form 10-K for the year ended December 31, 1984
                (File No. 0-6094).                                                                                 *
            31. 1990 Stock Plan of the Registrant is incorporated by reference from Exhibit A to the
                Registrant's Proxy Statement for the 1990 Annual Meeting of Shareholders (File No. 0-6094).        *
            32. 1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit A to the Registrant's Proxy Statement for the 1997
                Annual Meeting of Shareholders.                                                                    *
            33. Amendment Number One to the 1994 Stock Plan of the Registrant, as amended and restated
                effective as of November 1, 1996, is incorporated by reference from Exhibit 10.17 to the
                Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.                      *
            34. Amendment Number Two to the 1994 Stock Plan of the Registrant, as amended and restated
                effective as of November 1, 1996, is incorporated by reference from Exhibit 10.21 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.                    *
            35. Resolution authorizing Pension Restoration Plan is incorporated by reference from Exhibit
                10(c)(7) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986
                (File No. 0-6094).                                                                                 *
            36. National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999, is incorporated by reference from Exhibit 10.19 to the Registrant's Annual Report on Form 10-K
                for the year ended December 31, 1998.                                                              *
            37. National Commerce Financial Corporation Supplemental Executive Retirement Plan.                 10.3
            38. CCB Financial Corporation Retirement Savings Plan is incorporated by reference to Exhibit 99 of
                Registrant's Registration Statement No. 333-66110 on Form S-8 (File No. 0-6094).                   *
            39. Long-Term Incentive Plan is incorporated by reference to Exhibit 99 of Registrant's
                Registration Statement No. 333-66116 on Form S-8 (File No. 0-6094).                                *

Exhibit No.
-----------
            40. SouthBanc Shares, Inc. 1998 Stock Option Plan and SouthBanc Shares, Inc. 2001 Stock Option Plan
                is incorporated by reference to Exhibit 99 of Registrant's Registration Statement No. 333-
                69338 on Form S-8/A (File No. 0-6094).                                                                       *
   (21)     Subsidiaries of Registrant.
            A listing of the direct and indirect subsidiaries of Registrant.                                                21
   (23)     Consents of experts and counsel.
            Consent of KPMG LLP.                                                                                          23.1
            Consent of Ernst & Young LLP.                                                                                 23.2
   (99)     Additional exhibits.
            Proxy Statement for 2002 Annual Meeting of Shareholders to be held on April 24, 2002.                 Not Required
                                                                                                                to be re-filed

   * Previously filed