Form 10-Q
period 2002-03-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2002-05-15
CIK 101844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended March 31, 2002


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $2 Par value                      206,315,145 shares
  --------------------------                      ------------------
       (Class of Stock)                 (Shares outstanding as of May 13, 2002)

            National Commerce Financial Corporation and Subsidiaries
                               INDEX TO FORM 10-Q

Part I.  Financial Information

   Item 1.  Financial Statements

       Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001                                   3

       Consolidated Statements of Income
           Three Months Ended March 31, 2002 and 2001                             4

       Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001                             5

       Notes to Consolidated Financial Statements
           As of and for the Three Months Ended March 31, 2002 and 2001           6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                     20

   Signatures                                                                    21

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

            National Commerce Financial Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                                                       (Unaudited)
                                                                        March 31,        December 31,
In Thousands Except Share Data                                             2002              2001
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                               $     455,126           561,429
Time deposits in other banks                                                 27,657            31,118
Federal funds sold and other short-term investments                          11,871            51,873
Investment securities:
   Available for sale (amortized cost of $4,378,981 and $3,589,578)       4,366,436         3,611,706
   Held to maturity (market values of $728,185 and $913,683)                719,841           900,750
Trading account securities                                                   96,583           197,214
Loans                                                                    12,264,784        11,974,765
   Less allowance for loan losses                                           160,194           156,401
-----------------------------------------------------------------------------------------------------
      Net loans                                                          12,104,590        11,818,364
-----------------------------------------------------------------------------------------------------
Bank owned life insurance                                                   216,212           212,376
Investment in First Market Bank                                              25,067            24,550
Premises and equipment                                                      245,037           219,595
Goodwill                                                                  1,070,496           946,157
Core deposit intangibles                                                    289,436           251,464
Other assets                                                                458,153           447,117
-----------------------------------------------------------------------------------------------------
         Total assets                                                 $  20,086,505        19,273,713
=====================================================================================================

LIABILITIES
Deposits:
   Demand (noninterest-bearing)                                       $   1,995,028         1,732,140
   Savings, NOW and money market accounts                                 5,846,894         5,230,621
   Jumbo and brokered certificates of deposits                            1,583,986         1,366,034
   Time deposits                                                          4,726,412         4,290,684
-----------------------------------------------------------------------------------------------------
      Total deposits                                                     14,152,320        12,619,479
Short-term borrowed funds                                                   853,227         1,141,617
Federal Home Loan Bank advances                                           1,878,220         2,306,554
Trust preferred securities and long-term debt                               282,032           282,018
Other liabilities                                                           418,481           468,714
-----------------------------------------------------------------------------------------------------
         Total liabilities                                               17,584,280        16,818,382
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued                 --                --
Common stock, $2 par value. Authorized 400,000,000 shares;
  206,163,422 and 205,058,713 shares issued                                 412,327           410,117
Additional paid-in capital                                                1,777,898         1,756,128
Retained earnings                                                           320,064           276,342
Accumulated other comprehensive income (loss)                                (8,064)           12,744
-----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                       2,502,225         2,455,331
-----------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                   $  20,086,505        19,273,713
=====================================================================================================

Commitments and contingencies (note 8)

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                             ------------------------------------
In Thousands Except Per Share Data                                                 2002                2001
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                   $       218,035              246,149
Interest and dividends on investment securities:
     U.S. Treasury                                                                       835                  641
     U.S. Government agencies and corporations                                        49,893               50,729
     States and political subdivisions (primarily tax-exempt)                          2,006                2,559
     Equity and other securities                                                      11,176               20,315
Interest and dividends on trading account securities                                     429                  898
Interest on time deposits in other banks                                                 168                  394
Interest on federal funds sold and other short-term investments                          143                1,406
-----------------------------------------------------------------------------------------------------------------
          Total interest income                                                      282,685              323,091
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                              74,834              130,159
Short-term borrowed funds                                                              3,500               15,831
Federal Home Loan Bank advances                                                       23,189               23,416
Trust preferred securities and long-term debt                                          2,481                1,552
-----------------------------------------------------------------------------------------------------------------
          Total interest expense                                                     104,004              170,958
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                  178,681              152,133
Provision for loan losses                                                              5,514                6,380
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                  173,167              145,753
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts                                                   33,826               27,290
Other service charges and fees                                                         9,205                8,736
Broker/dealer revenue and other commissions                                           15,413               15,066
Trust and employee benefit plan income                                                12,900               13,882
Equity earnings from First Market Bank                                                   516                  334
Other                                                                                 10,697                7,849
Investment securities gains, net                                                       2,720                  720
-----------------------------------------------------------------------------------------------------------------
          Total other income                                                          85,277               73,877
-----------------------------------------------------------------------------------------------------------------

OTHER EXPENSE
Personnel                                                                             68,878               59,900
Net occupancy                                                                         10,977                9,322
Equipment                                                                              6,227                5,835
Goodwill amortization                                                                      -               12,074
Core deposit intangibles amortization                                                 17,410               15,042
Other                                                                                 40,205               34,736
Conversion/merger expenses                                                             4,940                    -
-----------------------------------------------------------------------------------------------------------------
          Total other expenses                                                       148,637              136,909
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                           109,807               82,721
Income taxes                                                                          34,908               30,431
-----------------------------------------------------------------------------------------------------------------
Net income                                                                   $        74,899               52,290
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
     Basic                                                                   $           .36                  .25
     Diluted                                                                             .36                  .25
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                           205,746              205,632
     Diluted                                                                         208,287              208,545


See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

In Thousands                                                                        2002              2001
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                    $     74,899            52,290
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and accretion, net                                    22,194            28,106
   Provision for loan losses                                                         5,514             6,380
   Net gain on sales of investment securities                                       (2,720)             (720)
   Deferred income taxes                                                            (3,087)             (180)
   Changes in:
     Trading account securities                                                    100,631            (3,572)
     Other assets                                                                   (5,392)         (184,701)
     Other liabilities                                                             (27,235)           (2,403)
   Other operating activities, net                                                  (1,074)            1,347
------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                             163,730          (103,453)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from:
  Maturities and issuer calls of investment securities held to maturity            185,528           231,432
  Sales of investment securities available for sale                              1,123,882            30,639
  Maturities and issuer calls of investment securities available for sale          297,189           234,344
Purchases of:
  Investment securities held to maturity                                            (4,326)          (88,467)
  Investment securities available for sale                                      (1,162,606)         (144,724)
  Premises and equipment                                                            (7,038)           (2,744)
Net originations of loans                                                          159,014           (85,218)
Net cash paid in business combination                                             (324,132)                -
------------------------------------------------------------------------------------------------------------
      Net cash provided by investing activities                                    267,511           175,262
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in deposit accounts                                                   184,892           297,554
Net decrease in short-term borrowed funds                                         (319,949)         (254,774)
Net decrease in Federal Home Loan Bank advances                                   (428,715)          (53,332)
Increase in long-term debt                                                              13                 -
Repurchase and retirement of capital trust pass-through securities                       -            (7,303)
Issuances of common stock from exercise of stock options, net                       13,929             6,196
Purchase and retirement of common stock                                                  -           (10,101)
Cash dividends paid                                                                (31,177)          (26,774)
------------------------------------------------------------------------------------------------------------
      Net cash used by financing activities                                       (581,007)          (48,534)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (149,766)           23,275
Cash and cash equivalents at beginning of period                                   644,420           531,467
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $    494,654           554,742
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period                                               $    105,328           171,475
============================================================================================================
Income taxes paid during the period                                           $      3,237             1,217
============================================================================================================

See accompanying notes to consolidated financial statements.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and for the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation ("NCF") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CONSOLIDATION NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF's wholly-owned banking subsidiaries include National Bank of Commerce ("NBC") and NBC Bank, FSB. The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCF: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., USI Alliance, National Commerce Capital Trust I, National Commerce Capital Trust II, Senior Housing Crime Prevention Foundation Investment Corporation and Monroe Properties. Also included in the consolidated financial statements are the subsidiaries of NBC and TransPlatinum. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF has two business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust services and investment management, retail banking consulting/in-store licensing and broker/dealer activities.

Certain amounts have been reclassified to conform to the 2002 presentation.

BUSINESS COMBINATIONS NCF acquired 37 divested Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia on February 18, 2002. Results of operations from this acquisition are included in NCF's operating results only from the date of acquisition. This acquisition added $1.4 billion in deposits, $500 million in loans, $24.8 million in fixed assets and $1 billion in available for sale investment securities that were subsequently sold to restructure the balance sheet. Net cash paid for this business combination was $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55.4 million and $124.7 million, respectively. The acquisition continues NCF's strategic expansion into the high growth Southeast. The proforma results of operations, in any of the periods reported, are not materially different from those reported.

NCF also acquired SouthBanc Shares, Inc. in November 2001 and First Vantage-Tennessee in August 2001 in transactions accounted for as purchases. Accordingly, the results of operations of from these acquisitions are included in NCF's operating results only from the dates of acquisition.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CONSOLIDATION AND PRESENTATION (Continued)

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

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the three months ended March 31, 2002 and 2001 and accumulated other comprehensive income as of March 31, 2002, December 31, 2001 and March 31, 2001 are comprised of unrealized gains and losses on certain investments in debt and equity securities and certain hedging instruments and adjustments of minimum pension liability.

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing and such classification is presented below as of March 31, 2002 and December 31, 2001. This classification basis places the emphasis on the source of repayment rather than the collateral source, which is the basis for regulatory classification purposes.

In Thousands                                          2002            2001
-------------------------------------------------------------------------------
Commercial                                       $    3,044,614       2,900,346
Construction and commercial real estate               3,455,569       3,361,232
Mortgage                                              1,717,904       1,912,345
Consumer                                              3,845,195       3,602,013
Revolving credit                                         68,060          61,731
Lease financing                                         133,442         137,098
-------------------------------------------------------------------------------
   Total loans                                   $   12,264,784      11,974,765
===============================================================================

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the three months ended March 31, 2002 and 2001:

In Thousands                                           2002           2001
-------------------------------------------------------------------------------
Balance at beginning of period                   $      156,401         143,614
Provision charged to operations                           5,514           6,380
Addition from business combination                        6,107               -
Recoveries of loans previously charged-off                1,739           1,756
Loan losses charged to allowance                         (9,567)         (7,711)
-------------------------------------------------------------------------------
Balance at end of period                         $      160,194         144,039
===============================================================================

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) RISK ASSETS

Following is a summary of risk assets:

                                                                     March 31,         December 31,       March 31,
In Thousands                                                            2002               2001             2001
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                  $         32,753            22,800         10,977
Other real estate acquired through loan foreclosures                        11,571            10,687          5,512
Restructured loans                                                               -                 -          2,224
Accruing loans 90 days or more past due                                     55,265            48,553         21,682
-------------------------------------------------------------------------------------------------------------------
Total risk assets                                                 $         99,589            82,040         40,395
===================================================================================================================

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended March 31, 2002 is as follows:

                                                  Traditional      Financial
In Thousands                                        Banking       Enterprises       Total
-----------------------------------------------------------------------------   -------------
Balance as of January 1, 2002                    $     911,185         34,972         946,157
Goodwill acquired during period                        124,339              -         124,339
---------------------------------------------------------------------------------------------
Balance as of March 31, 2002                     $   1,035,524         34,972       1,070,496
=============================================================================================

The changes in the carrying amount of goodwill for the year ended December 31, 2001 are as follows:

                                                  Traditional      Financial
In Thousands                                        Banking       Enterprises       Total
-----------------------------------------------------------------------------   -------------
Balance as of January 1, 2001                    $     897,779         36,688         934,467
Amortization of goodwill                               (46,450)        (1,790)        (48,240)
Goodwill acquired during year                           59,856             74          59,930
---------------------------------------------------------------------------------------------
Balance as of December 31, 2001                  $     911,185         34,972         946,157
=============================================================================================

Following is an analysis of core deposit intangibles which is an amortized intangible asset:

                                                             Three months ended                   Year ended
                                                               March 31, 2002                 December 31, 2001
                                                       --------------------------------   --------------------------
                                                          Gross                            Gross
                                                          Carrying     Accumulated         Carrying      Accumulated
In Thousands                                              Amount       Amortization        Amount       Amortization
--------------------------------------------------------------------------------------------------------------------
Core deposit intangibles                               $       405,128     (115,692)         349,745         (98,281)

Aggregate amortization expense for the period                   17,410                        58,775

Estimated annual amortization expense:
For year ended 12/31/02                                $        69,930
For year ended 12/31/03                                         61,469
For year ended 12/31/04                                         51,691
For year ended 12/31/05                                         41,954
For year ended 12/31/06                                         32,526
====================================================================================================================

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a reconciliation of the reported net income for the three month period ended March 31, 2002 compared to the adjusted net income for March 31, 2001:

                                                         Three months ended
                                                              March 31
                                                     ---------------------------
In Thousands Except Per Share Data                       2002            2001
--------------------------------------------------------------------------------
Reported net income                                 $     74,899          52,290
Add back: goodwill amortization                                -          12,074
--------------------------------------------------------------------------------
Adjusted net income                                 $     74,899          64,364
--------------------------------------------------------------------------------

Basic EPS
Reported net income                                 $        .36             .25
Goodwill amortization                                          -             .06
--------------------------------------------------------------------------------
Adjusted net income                                 $        .36             .31
================================================================================

Diluted EPS
Reported net income                                 $        .36             .25
Goodwill amortization                                          -             .06
--------------------------------------------------------------------------------
Adjusted net income                                 $        .36             .31
================================================================================

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the three months ended March 31, 2002 and 2001:

                                                                  2002                              2001
                                                  ------------------------------------ -------------------------------
                                                     Before        Tax        Net        Before       Tax        Net
                                                       tax      (expense)    of tax       tax      (expense)    of tax
In Thousands                                         amount      benefit     amount      amount     benefit     amount
----------------------------------------------------------------------------------------------------------------------

Unrealized gains (losses) on securities:
 Unrealized gains (losses) arising                $ (31,797)      12,537   (19,260)      10,912      (4,310)     6,602
  during holding period
 Reclassification adjustment for
  (gains) realized in net income                     (2,720)       1,074    (1,646)        (720)        284       (436)
Minimum pension liability -
Adjustment to minimum pension liability                 161          (63)       98            -           -          -
Unrealized losses on cash flow
 hedging instruments:
 Unrealized losses arising during
  holding period                                          -            -         -       (1,159)        458       (701)
Reclassification adjustment for losses
  realized in net income                                  -            -         -          694        (274)       420
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                   (34,356)      13,548   (20,808)       9,727      (3,842)     5,885
Net income                                                                  74,899                              52,290
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                       $54,091                              58,175
======================================================================================================================

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PER SHARE DATA

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2002 and 2001. Dilutive common shares arise from the potentially dilutive effect of NCF's stock options outstanding.

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
In Thousands Except Per Share Data                          2002         2001
--------------------------------------------------------------------------------
Basic EPS
Average common shares                                       205,746      205,632
Net income                                             $     74,899       52,290
Earnings per share                                              .36          .25
================================================================================
Diluted EPS
Average common shares                                       205,746      205,632
Average dilutive common shares                                2,541        2,913
--------------------------------------------------------------------------------
Adjusted average common shares                              208,287      208,545
Net income                                             $     74,899       52,290
Earnings per share                                              .36          .25
================================================================================

(8) CONTINGENCIES

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCF or its subsidiaries.

(9) SEGMENT INFORMATION

Management monitors NCF performance as two business segments, traditional banking and financial enterprises.

The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers' saving and transaction needs. This segment also includes lending and related financial services provided to large and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities.

The accounting policies of the individual segments are the same as those of NCF. Transactions between business segments are conducted at fair value and are eliminated for reporting consolidated financial position and results of operations. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources and other support functions are allocated to each segment.

            National Commerce Financial Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) SEGMENT INFORMATION (Continued)

The following tables present condensed income statements for each reportable segment:

                                            Traditional         Financial     Intersegment
In Thousands                                  Banking          Enterprises    Eliminations       Total
--------------------------------------------------------------------------------------------------------
Quarter ended March 31, 2002:
Net interest income (TE)                 $          181,636          4,441               -       186,077
Provision for loan losses                            (5,514)             -               -        (5,514)
Noninterest income                                   46,809         39,620          (1,152)       85,277
Intangibles amortization                            (17,410)             -               -       (17,410)
Noninterest expense                                (101,402)       (30,977)          1,152      (131,227)
--------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                     104,119         13,084               -       117,203
Income taxes                                        (37,201)        (5,103)              -       (42,304)
--------------------------------------------------------------------------------------------------------
Net income                               $           66,918          7,981               -        74,899
========================================================================================================
Quarter ended March 31, 2001:
Net interest income (TE)                 $          155,001          4,302               -       159,303
Provision for loan losses                            (6,380)             -               -        (6,380)
Noninterest income                                   36,221         38,333            (677)       73,877
Intangibles amortization                            (26,668)          (448)              -       (27,116)
Noninterest expense                                 (82,620)       (27,850)            677      (109,793)
--------------------------------------------------------------------------------------------------------
Income before income taxes (TE)                      75,554         14,337               -        89,891
Income taxes                                        (31,269)        (6,332)              -       (37,601)
--------------------------------------------------------------------------------------------------------
Net income                               $           44,285          8,005               -        52,290
========================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our objective is to provide a concise but complete understanding of the financial condition and results of operations of National Commerce Financial Corporation ("NCF") and its wholly-owned subsidiaries for the three months ended March 31, 2002 and 2001. NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF's 2001 Annual Report on Form 10-K and serves to update previously reported information for current interim period results.

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

 . In February 2002, we completed the acquisition of 37 branch offices and related ATM's from Wachovia. We may lose deposits or be unable to attract new deposits to these branches. Moreover, we may lose key employees in these branches who control key customer relationships. As part of the acquisition, we recorded core deposit intangibles and goodwill that would be subject to future impairment. Integration may also divert management's attention from operational matters, which could adversely affect results of operations. These risks may hinder our ability to attain the level of financial operating performance we have historically achieved.

 . We are subject to regulation by federal and state banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders and cover debt service. Federal banking law restricts the ability of our banking subsidiaries to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to the Parent Company.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States which require that we make estimates and assumptions that affect the amounts reported in those financial statements. As discussed more fully in the 2001 Annual Report on Form 10-K, we believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of intangibles, involve a higher degree of judgment and complexity than our other significant accounting policies.

We adopted Statement No. 142, Goodwill and Other Intangible Assets on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. See additional discussion under "Recently Issued Accounting Standards".

As of March 31, 2002, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $289.4 million (see Note 5 to the Consolidated Financial Statements). Intangible assets subject to amortization will be reviewed for impairment in accordance with Statement 144. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Results of Operations - Three Months Ended March 31, 2002 and 2001

NCF acquired 37 divested Wachovia branches in February 2002, SouthBanc Shares, Inc. in November 2001 and First Vantage-Tennessee in August 2001 in independent transactions accounted for as purchases. Amortization of the core deposit intangibles recorded in these transactions and adoption of Statement 142 had a significant impact on the results of operations in first quarter of 2002 compared to the same period in 2001, as discussed below.

Net income for the three months ended March 31, 2002 totaled $74.9 million compared to 2001's $52.3 million. Basic and diluted income per share totaled $.36 in first quarter 2002 and $.25 in the first quarter of 2001. Annualized returns on average assets and stockholders' equity were 1.55% and 12.21%, respectively, in 2002 compared to 2001's 1.21% and 8.87%.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Taxable equivalent net interest income was $186.1 million in the first quarter of 2002, compared to $159.3 million for the first quarter of 2001, a 16.8% increase.

During 2001, the Federal Reserve decreased the target federal funds rate eleven times by a total of 475 basis points, 150 of which was during first quarter of 2001. There have been no changes in this rate during 2002. Upon each action by the Federal Reserve, our banking subsidiaries lowered their prime lending rate to keep pace with the changes in funding costs. Our banking subsidiaries' prime rates have fallen from 9.50% at December 31, 2000 to 8.00% at March 31, 2001 and to 4.75% by December 31, 2001, the current rate. With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets.

                                                                         Table 1
            National Commerce Financial Corporation and Subsidiaries
                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
                   Three Months Ended March 31, 2002 and 2001
              (Taxable Equivalent Basis - Dollars in Thousands) (1)

                                                                   2002                                      2001
                                                  --------------------------------------      ----------------------------------
                                                                  Interest     Average                     Interest     Average
                                                   Average        Income/       Yield/         Average      Income/     Yield/
                                                   Balance        Expense        Rate          Balance      Expense      Rate
--------------------------------------------------------------------------------------------------------------------------------
Earning assets:
Loans (2)                                         $ 12,108,855      220,821         7.38 %    11,033,307     249,355        9.14
U.S. Treasury and agency obligations (3)             3,892,164       54,016         5.55       2,890,477      54,301        7.51
States and political subdivision obligations (3)       145,750        2,990         8.21         183,132       3,011        6.58
Other securities (3)                                   791,865       11,495         5.81       1,130,856      20,818        7.36
Trading securities                                      75,722          442         2.33          64,191         921        5.74
Time deposits in other banks                            28,133          168         2.42          28,200         394        5.67
Federal funds sold and other short-term
  investments                                           28,898          149         2.09         100,589       1,461        5.89
--------------------------------------------------------------------------------------------------------------------------------
    Total earning assets                            17,071,387      290,081         6.86      15,430,752     330,261        8.64
                                                                    --------------------                     -------------------

Non-earning assets:
Cash and due from banks                                472,661                                   346,416
Bank owned life insurance                              213,996                                    83,321
Investment in First Market Bank                         24,722                                    22,378
Premises and equipment                                 230,541                                   205,552
Goodwill                                             1,010,192                                   930,169
Core deposit intangibles                               271,068                                   282,510
All other assets, net                                  253,312                                   280,450
--------------------------------------------------------------------------------------------------------
    Total assets                                  $ 19,547,879                                17,581,548
========================================================================================================

Interest-bearing liabilities:
Savings and time deposits                         $ 11,558,789       74,834         2.63 %    10,657,118     130,159        4.95
Short-term borrowed funds                              971,252        3,500         1.46       1,179,763      15,831        5.44
FHLB advances                                        2,093,957       23,189         4.49       1,544,128      23,416        6.15
Trust preferred securities and long-term debt          282,050        2,481         3.52          89,222       1,552        6.96
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              14,906,048      104,004         2.83      13,470,231     170,958        5.15
                                                                    --------------------                     -------------------

Other liabilities and stockholders' equity:
Demand deposits                                      1,746,302                                 1,284,045
Other liabilities                                      407,948                                   435,508
Stockholders' equity                                 2,487,581                                 2,391,764
--------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity    $ 19,547,879                                17,581,548
========================================================================================================

Net interest income and net interest
   margin (4)                                                     $ 186,077         4.39 %                   159,303        4.14
================================================================================================================================

Interest rate spread (5)                                                            4.03 %                                  3.49
================================================================================================================================

(1) The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2002 and 2001.
(2) The average loan balances include non-accruing loans. Loan fees of $5,514,000 and $5,186,000 for 2002 and 2001, respectively, are included in interest income.
(3) The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4) Net interest margin is computed by dividing net interest income by total earning assets.
(5) Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Consequently, our net interest margin improved to 4.39% for the first quarter of 2002 compared to first quarter 2001's 4.14%. Our interest rate spread widened to 4.03% compared to the first quarter 2001's 3.49%. However, our Asset Liability Management Committee, which monitors our interest sensitivity and liquidity, has restructured our balance sheet to be less liability sensitive in recognition that interest rates will eventually rise again.

We do not anticipate that the Federal Reserve will raise interest rates during the second quarter of 2002. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. Economists are predicting that with the moderate recovery experienced in the first quarter of 2002 and the continuation of higher worker productivity and low inflation, the Federal Reserve might raise rates in the latter half of 2002.

Adjusting for acquisitions accounted for under the purchase method of accounting, average loans and average core deposits increased 2.9% and 6.3%, respectively, over the year ago quarter. Average loans for the quarter were adversely affected by the increased level of payoffs from re-financed mortgage loans compared to our experience in 2001 and the continuing managed decline in our State Farm indirect auto portfolio. Excluding these two categories, and loans acquired in purchase acquisitions, average loan growth increased 8.2% versus first quarter 2001 and 6.2% annualized versus fourth quarter 2001. Average core deposits, excluding purchased deposits, increased 1.1% annualized versus fourth quarter 2001.

PROVISION FOR LOAN LOSSES The provision for loan losses during the first quarter of 2002 was $5.5 million compared to $6.9 million in the fourth quarter of 2001 and $6.4 million in the first quarter of 2001. Net loan charge-offs totaled $7.8 million in the first quarter of 2002, $7.5 million in the fourth quarter of 2001 and $6 million in the first quarter of 2001 which represent .26%, .25%, and .22% net charge-offs to average loans (annualized) for the respective periods. The allowance for loan losses as a percent of total loans and leases was 1.31% at March 31, 2002 and December 31, 2001. At March 31, 2001, the allowance amounted to 1.30% of total loans and leases.

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans.

We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not deteriorated as dramatically. The following table summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended March 31, 2002 (dollars in thousands):

                                                      2002                                2001
                                                 ---------------    -------------------------------------------------------
                                                     First             Fourth        Third        Second         First
                                                    Quarter           Quarter       Quarter       Quarter       Quarter
---------------------------------------------------------------------------------------------------------------------------
Loans outstanding                                  $ 12,264,784       11,974,765    11,516,651    11,236,246    11,092,775
Ratio of allowance for loan losses to
   loans outstanding                                       1.31 %           1.31          1.31          1.30          1.30
Average loans outstanding for the period           $ 12,108,855       11,773,105    11,370,853    11,142,888    11,033,307
Ratio of annualized net charge-offs to
   average loans for the period                             .26 %            .25           .21           .17           .22
Ratio of recoveries to charge-offs for the                18.18 %          21.18         21.09         29.57         22.77
period

Ratio of non-performing assets to:
   Loans outstanding and other assets acquired
      through loan foreclosures                             .36 %            .28           .21           .17           .15
   Total assets                                             .22 %            .17           .13           .11           .09
Ratio of total risk assets to:
   Loans outstanding and other assets acquired
      through loan foreclosures                             .81 %            .68           .49           .44           .36
   Total assets                                             .50 %            .43           .30           .27           .23
Allowance for loan losses to total risk assets             1.61  x          1.91          2.68          2.97          3.57
---------------------------------------------------------------------------------------------------------------------------

The ratio of non-performing assets (consisting of nonaccrual loans and foreclosed real estate) to loans outstanding and other assets acquired through foreclosure have increased to .36% at March 31, 2002 from .28% at December 31, 2001 and .15% at March 31, 2001. This increase is due to an increase in nonaccrual loans primarily attributable to two secured commercial relationships, neither of which is expected to result in significant charge-off. Accordingly, no additional allowance was allocated for these borrowing relationships.

At March 31, 2002, total risk assets (consisting of non-performing assets, restructured loans and accruing loans 90 days or more past due) amounted to $99.6 million or .81% of outstanding loans plus other assets acquired through foreclosure. This compares to $82 million or .68% at December 31, 2001 and $40.4 million or .36% at March 31, 2001. The allowance for loan losses to risk assets was 1.61x at March 31, 2002 compared to 1.91x at December 31, 2001 and 3.57x at March 31, 2001. Looking forward, management anticipates that further increases in nonperforming and risk assets could be experienced over the next several quarters as a result of previously discussed economic conditions. Despite the increase in total risk assets, Management anticipates that net charge-offs for 2002 will range between 25 and 30 basis points and believes that additional provision to the allowance for loan losses is not warranted.

Based on its review, Management believes that the allowance for loan losses at March 31, 2002 is adequate to absorb estimated probable losses inherent in the loan portfolio. The allocation of components of the allowance at March 31, 2002 are consistent with the amounts at December 31, 2001. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Non-interest income, excluding investment securities transactions, increased from $73.2 million in first quarter 2001 to $82.6 million in first quarter 2002. Service charges on deposit accounts increased $6.5 million from $27.3 million in first quarter of 2001 to $33.8 million in first quarter 2002 due to higher volume of commercial accounts and changes in our overdraft policies and fee structure. Other income increased $3 million in first quarter 2002 compared to 2001 due primarily to increased earnings on bank owned life insurance and secondary mortgage income. Annualized noninterest income as a percentage of average tangible assets improved to 1.89% for first quarter 2002 compared to 1.83% in the same period of 2001.

Due to the significant impact non-recurring expenses and amortization of intangibles has on our financial results, management monitors our financial information on a cash operating basis. Noninterest cash operating expense is computed as total noninterest expense less non-recurring expense and amortization of intangibles. Noninterest cash operating expense increased to $126.3 million in first quarter 2002 from $109.8 million in first quarter 2001. Personnel expenses increased $9 million in the first quarter of 2002 primarily due to increased salaries and wages as well as higher incentives and commissions, a result of our increased sales emphasis. Occupancy and equipment expense increased $2 million due in part to our larger branch network. Other expenses increased $5.5 million in the first quarter of 2002 due in part to increased cardholder/merchant processing expense. Additionally, our expanded branch network resulted in increased general operating expenses.

As a result of the aforementioned changes, net overhead (noninterest cash operating expense less noninterest income) as a percentage of average tangible assets increased to .91% for the three months ended March 31, 2002 from .83% for the three months ended December 31, 2001 and .89% for the three months ended March 31, 2001. Our cash efficiency ratio (noninterest cash operating expense as a percentage of taxable equivalent net interest income and noninterest income) was 46.54% for the three months ended March 31, 2002, and 47.07% and 47.09% for the three months ended December 31 and March 31, 2001, respectively. The following schedule presents noninterest income and noninterest cash operating expense as a percentage of average tangible assets for the five quarters ended March 31, 2002.

                                             2002                                    2001
                                        ----------------   ----------------------------------------------------------
                                             First             Fourth          Third         Second        First
                                            Quarter           Quarter         Quarter        Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------
Noninterest income                                 1.89  %           2.12            1.88          1.93         1.83
---------------------------------------------------------------------------------------------------------------------
Personnel expense                                  1.53              1.58            1.38          1.53         1.48
Occupancy and equipment expense                     .38               .34             .38           .37          .38
Other operating expense, cash basis                 .89              1.03             .93           .97          .86
---------------------------------------------------------------------------------------------------------------------
Noninterest expense, cash basis                    2.80              2.95            2.69          2.87         2.72
---------------------------------------------------------------------------------------------------------------------
Net overhead, cash basis                            .91  %            .83             .81           .94          .89
---------------------------------------------------------------------------------------------------------------------

In the first quarter of 2002, core deposit intangibles amortization totaled $17.4 million compared to first quarter 2001's $15 million. Due to the change in accounting standards relating to intangibles discussed earlier, we recorded no goodwill amortization in the first quarter of 2002. This compares to $12.1 million of goodwill amortization recognized in the first quarter of 2001.

Conversion/merger expenses incurred in the first quarter of 2002 totaled $4.9 million and were related to NCF's acquisition of the divested Wachovia branches, First Vantage-Tennessee and SouthBanc Shares, Inc. We anticipate no additional merger expenses related to these acquisitions.

Financial Condition; Liquidity and Capital Resources

Total assets have increased to $20.1 billion at March 31, 2002 from $17.8 billion one year earlier. Quarterly average assets increased to $19.5 billion for the first quarter of 2002 from $17.6 billion for the same quarter in 2001.

Federal Home Loan Bank advances have decreased $428.3 million since December 31, 2001, primarily due to increases in other sources of borrowed funds. This source of liquidity had an average rate of 4.49% for the three months ended March 31, 2002.

Our capital position has historically been strong as evidenced by the ratio of average tangible equity to average tangible assets of 6.60% and 7.20% for the three months ended March 31, 2002 and 2001, respectively. The unrealized gains on investment securities available for sale, net of applicable tax expense, decreased $20.8 million from December 31, 2001 to result in an after-tax unrealized loss at March 31, 2002 of $8.1 million. As of March 31, 2002, unrealized gains on investment securities available for sale, net of applicable tax expense, decreased book value by $.04 per share.

On January 15, 2002, NCF's Board of Directors declared a quarterly cash dividend of $.15 per common share. The dividend is payable April 1, 2002, to stockholders of record as of March 8, 2002. On July 25, 2001, NCF's common stock was listed on the New York Stock Exchange and began trading under the symbol NCF. Prior to that date, NCF's common stock was traded on the Nasdaq National Market under the symbol NCBC.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines. The following table discloses NCF's components of capital, risk-adjusted asset information and capital ratios at March 31, 2002 (dollars in thousands):

Tier I capital                                                    $ 1,398,702
Tier II capital:
   Allowable loan loss reserve                                    $   160,194
   Subordinated debt                                                    6,600
   Other                                                                   68
-------------------------------------------------------------------------------
      Total capital                                               $ 1,565,564
===============================================================================
Risk-adjusted assets                                              $13,852,629
Average regulatory assets                                           18,201902

Tier I capital ratio                                                    10.10%
Total capital ratio                                                     11.30
Leverage ratio                                                           7.68
===============================================================================

Each of our banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by their applicable federal banking agency. Each was in compliance with the applicable capital requirements as of March 31, 2002.

Impact of Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. NCF adopted Statement 142 on January 1, 2002.

Upon adoption of Statement 142, NCF reassessed the useful lives and residual values of intangible assets acquired in purchase business combinations. No amortization period adjustments or reclassification entries were considered necessary. NCF has not recorded any intangible assets identified as having indefinite useful lives.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires NCF to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, NCF must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. NCF will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and

NCF must perform the second step of the transitional impairment test. In the second step, NCF must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in NCF's statement of income.

As the transitional goodwill impairment evaluation has not been completed as of the date of this report, it is not practicable to reasonably estimate the impact of this testing on NCF's consolidated financial statements; however, management does not anticipate that any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NCF adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. Statement 144 supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, as discussed above. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on NCF's financial statements.

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

Management believes that there have been no other significant changes in market risk as disclosed in NCF's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a).       Exhibits

           None.

(b).       Reports on Form 8-K

           A Current Report on Form 8-K dated January 29, 2002, filed under Item 7 - Financial Statements and Exhibits and Item 9 - Regulation FD Disclosure, reported the text of a presentation made by management.

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


                                         NATIONAL COMMERCE FINANCIAL CORPORATION
                                         ---------------------------------------
                                                      Registrant

Date: May 13, 2002                         /s/ ERNEST C. ROESSLER
                                           ----------------------
                                           Ernest C. Roessler
                                           President and Chief Executive Officer


Date: May 13, 2002                         /s/ SHELDON M. FOX
                                           ------------------
                                           Sheldon M. Fox
                                           Chief Financial Officer