Form 10-Q
period 2002-06-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2002-08-13
CIK 101844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended June 30, 2002

Commission File Number: 0-6094

NATIONAL COMMERCE FINANCIAL CORPORATION
(Exact name of issuer as specified in charter)

Tennessee	62-0784645
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Commerce Square, Memphis, Tennessee 38150
(Address of principal executive offices)

Registrant’s telephone number, including area code (901) 523-3434

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2 Par value	206,216,089 shares
(Class of Stock)	(Shares outstanding as of August 9, 2002)

National Commerce Financial Corporation and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001

	(Unaudited)
In Thousands Except Share Data	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$481,326	561,429
Time deposits in other banks	6,544	31,118
Federal funds sold and other short-term investments	105,932	51,873
Investment securities:
Available for sale (amortized cost of $4,576,120 and $3,589,578)	4,632,713	3,611,706
Held to maturity (market values of $855,853 and $913,683)	839,542	900,750
Trading account securities	110,427	197,214
Loans	12,470,030	11,974,765
Less allowance for loan losses	161,616	156,401

Net loans	12,308,414	11,818,364

Bank owned life insurance	219,542	212,376
Investment in First Market Bank, FSB	25,839	24,550
Premises and equipment	248,567	219,595
Goodwill	1,071,769	946,157
Core deposit intangibles	271,318	251,464
Other assets	490,235	447,117

Total assets	$20,812,168	19,273,713

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,051,963	1,732,140
Savings, NOW and money market accounts	5,732,415	5,230,621
Jumbo and brokered certificates of deposits	1,652,279	1,366,034
Time deposits	4,703,158	4,290,684
Total deposits	14,139,815	12,619,479
Short-term borrowed funds	1,352,416	1,141,617
Federal Home Loan Bank advances	2,026,082	2,306,554
Trust preferred securities and long-term debt	282,108	282,018
Other liabilities	415,361	468,714

Total liabilities	18,215,782	16,818,382

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares;206,417,264 and 205,058,713 shares issued	412,835	410,117
Additional paid-in capital	1,779,603	1,756,128
Retained earnings	369,912	276,342
Accumulated other comprehensive income	34,036	12,744
Total stockholders’ equity	2,596,386	2,455,331

Total liabilities and stockholders’ equity	$20,812,168	19,273,713

Commitments and contingencies (note 8)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands Except Per Share Data	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$216,085	239,072	434,121	485,221
Interest and dividends on investment securities:
U.S. Treasury	488	796	1,322	1,437
U.S. Government agencies and corporations	54,872	48,454	104,765	99,182
States and political subdivisions (primarily tax-exempt)	1,809	2,350	3,814	4,909
Equity and other securities	10,543	17,636	21,719	37,951
Interest and dividends on trading account securities	604	761	1,034	1,659
Interest on time deposits in other banks	142	317	310	711
Interest on federal funds sold and other short-term investments	123	634	266	2,041

Total interest income	284,666	310,020	567,351	633,111

INTEREST EXPENSE
Deposits	71,863	114,007	146,697	244,166
Short-term borrowed funds	4,461	9,578	7,961	25,409
Federal Home Loan Bank advances	22,626	23,688	45,815	47,104
Trust preferred securities and long-term debt	2,474	1,270	4,955	2,822

Total interest expense	101,424	148,543	205,428	319,501

Net interest income	183,242	161,477	361,923	313,610
Provision for loan losses	8,713	6,304	14,227	12,684

Net interest income after provision for loan losses	174,529	155,173	347,696	300,926

OTHER INCOME
Service charges on deposit accounts	40,301	30,460	74,127	57,750
Other service charges and fees	10,583	9,064	19,788	17,800
Broker/dealer revenue and other commissions	17,650	16,202	33,063	31,268
Trust and employee benefit plan income	13,488	13,382	26,388	27,264
Equity earnings from First Market Bank, FSB	773	498	1,289	832
Other	10,533	8,937	21,230	16,786
Investment securities gains, net	1,694	575	4,414	1,295

Total other income	95,022	79,118	180,299	152,995

OTHER EXPENSE
Personnel	68,373	62,447	137,251	122,347
Net occupancy	12,209	9,159	23,186	18,481
Equipment	6,800	6,135	13,027	11,970
Goodwill amortization	—	12,046	—	24,120
Core deposit intangibles amortization	18,118	14,622	35,528	29,664
Other	45,462	39,891	85,667	74,627
Conversion/merger expenses	—	—	4,940	—

Total other expenses	150,962	144,300	299,599	281,209

Income before income taxes	118,589	89,991	228,396	172,712
Income taxes	37,721	34,456	72,629	64,887

Net income	$80,868	55,535	155,767	107,825

EARNINGS PER COMMON SHARE
Basic	$.39	.27	.76	.52
Diluted	.39	.27	.75	.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	206,368	205,433	206,059	205,532
Diluted	208,978	207,891	208,635	208,215

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(Unaudited)

In Thousands	2002	2001
OPERATING ACTIVITIES
Net income	$155,767	107,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	47,373	55,399
Provision for loan losses	14,227	12,684
Net gain on sales of investment securities	(4,414)	(1,295)
Deferred income taxes	(4,233)	5,370
Origination of loans held for sale	(212,267)	(70,673)
Sales of loans held for sale	258,988	—
Changes in:
Trading account securities	86,787	14,671
Other assets	(25,064)	(164,093)
Other liabilities	(62,320)	(15,215)
Other operating activities, net	3,681	1,046

Net cash provided (used) by operating activities	258,525	(54,281)

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	246,344	463,423
Sales of investment securities available for sale	1,348,747	64,875
Maturities and issuer calls of investment securities available for sale	771,392	646,200
Purchases of:
Investment securities held to maturity	(184,580)	(90,967)
Investment securities available for sale	(2,058,503)	(810,079)
Premises and equipment	(16,988)	(8,155)
Net originations of loans	(116,001)	(158,872)
Net cash paid in business combination	(324,132)	—

Net cash provided (used) by investing activities	(333,721)	106,425

FINANCING ACTIVITIES
Net increase in deposit accounts	172,387	2,545
Net increase (decrease) in short-term borrowed funds	179,240	(96,421)
Net increase (decrease) in Federal Home Loan Bank advances	(281,247)	299,014
Increase in long-term debt	89	—
Repurchase and retirement of capital trust pass-through securities	—	(7,303)
Issuances of common stock from exercise of stock options, net	18,843	10,731
Purchase and retirement of common stock	(2,537)	(51,585)
Cash dividends paid	(62,197)	(53,480)

Net cash provided by financing activities	24,578	103,501

Net increase (decrease) in cash and cash equivalents	(50,618)	155,645
Cash and cash equivalents at beginning of period	644,420	531,467

Cash and cash equivalents at end of period	$593,802	687,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$212,739	329,254

Income taxes paid during the period	$86,784	35,164

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2002 and 2001
(Unaudited)

(1)    CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CONSOLIDATION    NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF’s wholly-owned banking subsidiaries include National Bank of Commerce (“NBC”) and NBC Bank, FSB. The consolidated financial statements also include the accounts and results of operations of the wholly-owned non-bank subsidiaries of NCF: TransPlatinum Service Corp., Commerce Capital Management, Inc., First Mercantile Trust, First Mercantile Capital Management, Inc., USI Alliance, National Commerce Capital Trust I, National Commerce Capital Trust II, Senior Housing Crime Prevention Foundation Investment Corporation and Monroe Properties. Also included in the consolidated financial statements are the subsidiaries of NBC and TransPlatinum. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF has two business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust services and investment management, retail banking consulting/in-store licensing and broker/dealer activities.

Certain prior period amounts have been reclassified to conform to the 2002 presentation.

BUSINESS COMBINATIONS    NCF acquired 37 divested Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia on February 18, 2002. Results of operations from this acquisition are included in NCF’s operating results only from the date of acquisition. This acquisition added to NCF’s balance sheet $1.4 billion in deposits, $450 million in loans, $24.8 million in fixed assets and $1 billion in available for sale investment securities that were subsequently sold to restructure the balance sheet. Net cash paid in this business combination totaled $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55.4 million and $125.4 million, respectively. Under the terms of the acquisition, NCF is required to make a contingent purchase price payment in February 2003 based on the retention of specifically identified deposit accounts. At June 30, 2002, based on the then outstanding retained balances of the specific deposit accounts, the contingent payment would have been approximately $13 million. The ultimate payment under this contingency, if any, is likely to change as some of the currently outstanding specific deposit accounts may be closed before final settlement of the contingency. The ultimate contingent payment, if any, will be an adjustment to goodwill. The acquisition continues NCF’s strategic expansion into high growth areas of the Southeast. The proforma results of operations, in any of the periods reported, are not materially different from those reported.

NCF also acquired SouthBanc Shares, Inc. in November 2001 and First Vantage-Tennessee in August 2001 in transactions accounted for as purchases. Accordingly, the results of operations from these acquisitions are included in NCF’s operating results only from the dates of acquisition.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)    CONSOLIDATION AND PRESENTATION (Continued)

EARNINGS PER SHARE    Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

COMPREHENSIVE INCOME    Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the six months ended June 30, 2002 and 2001 and accumulated other comprehensive income as of June 30, 2002, December 31, 2001 and June 30, 2001 are comprised of unrealized gains and losses on investment securities available for sale and certain hedging instruments and adjustments of minimum pension liability.

(2)    LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of June 30, 2002 and December 31, 2001. This classification basis places the emphasis on the source of repayment rather than the collateral source, which is the classification basis for regulatory reporting purposes.

In Thousands	2002	2001
Commercial	$3,114,754	2,900,346
Construction and commercial real estate	3,582,421	3,361,232
Mortgage	1,658,905	1,912,345
Consumer	3,910,081	3,602,013
Revolving credit	69,388	61,731
Lease financing	134,481	137,098

Total loans	$12,470,030	11,974,765

(3)    ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the six months ended June 30, 2002 and 2001:

In Thousands	2002	2001
Balance at beginning of period	$156,401	143,614
Provision charged to operations	14,227	12,684
Addition from business combination	6,107	—
Recoveries of loans previously charged-off	3,346	3,723
Loan losses charged to allowance	(18,465)	(14,362)

Balance at end of period	$161,616	145,659

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    RISK ASSETS

Following is a summary of risk assets:

In Thousands	June 30, 2002	December 31, 2001	June 30, 2001
Nonaccrual loans	$30,465	22,800	11,780
Other real estate acquired through loan foreclosures	24,634	10,687	7,787
Accruing loans 90 days or more past due	52,351	48,553	29,397

Total risk assets	$107,450	82,040	48,964

(5)    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and year ended December 31, 2001 are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total
Balance as of January 1, 2001	$897,779	36,688	934,467
Amortization of goodwill	(46,450)	(1,790)	(48,240)
Goodwill acquired during year	59,856	74	59,930

Balance as of December 31, 2001	911,185	34,972	946,157
Other goodwill adjustments	248	—	248
Goodwill acquired during period	125,364	—	125,364

Balance as of June 30, 2002	$1,036,797	34,972	1,071,769

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Six months ended June 30, 2002		Year ended December 31, 2001
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$405,127	(133,809)	349,745	(98,281)

Aggregate amortization expense for the period	35,528		58,775

Estimated annual amortization expense:
For year ended 12/31/02	$69,930
For year ended 12/31/03	61,469
For year ended 12/31/04	51,691
For year ended 12/31/05	41,954
For year ended 12/31/06	32,526

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a reconciliation of the reported net income for the three- and six-month periods ended June 30, 2002 compared to the adjusted net income for June 30, 2001:

	Three months ended June 30,		Six months ended June 30,
In Thousands Except Per Share Data	2002	2001	2002	2001
Reported net income	$80,868	55,535	155,767	107,825
Add back: goodwill amortization	—	12,046	—	24,120

Adjusted net income	$80,868	67,581	155,767	131,945

Basic EPS
Reported net income	$.39	.27	.76	.52
Goodwill amortization	—	.06	—	.12

Adjusted net income	$.39	.33	.76	.64

Diluted EPS
Reported net income	$.39	.27	.75	.52
Goodwill amortization	—	.06	—	.12

Adjusted net income	$.39	.33	.75	.64

(6)    COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the six months ended June 30, 2002 and 2001:

	2002			2001
In Thousands	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:
Unrealized gains arising during holding period	$39,134	(15,270)	23,864	5,248	(2,073)	3,175
Reclassification adjustment for gains realized in net income	(4,414)	1,744	(2,670)	(1,295)	512	(783)
Minimum pension liability:
Adjustment to minimum pension liability	161	(63)	98	—	—	—

Other comprehensive income	$34,881	(13,589)	21,292	3,953	(1,561)	2,392

Net income			155,767			107,825

Comprehensive income			$177,059			110,217

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    PER SHARE DATA

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2002 and 2001. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands Except Per Share Data	2002	2001	2002	2001
Basic EPS
Average common shares	206,368	205,433	206,059	205,532
Net income	$80,868	55,535	155,767	107,825
Earnings per share	.39	.27	.76	.52

Diluted EPS
Average common shares	206,368	205,433	206,059	205,532
Average dilutive common shares	2,610	2,458	2,576	2,683

Adjusted average common shares	208,978	207,891	208,635	208,215
Net income	$80,868	55,535	155,767	107,825
Earnings per share	.39	.27	.75	.52

(8)    CONTINGENCIES

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCF or its subsidiaries.

(9)    SEGMENT INFORMATION

Management monitors NCF performance as two business segments, traditional banking and financial enterprises.

The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers’ saving and transaction needs. This segment also includes lending and related financial services provided to small- to medium-sized companies. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. Traditional banking also includes management of the investment portfolio and non-deposit based funding.

The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities.

The accounting policies of the individual segments are the same as those of NCF. Transactions between business segments are conducted at arm’s length. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis. Expenses for centrally provided services such as data processing, human resources and other support functions are allocated to each segment.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    SEGMENT INFORMATION (Continued)

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Quarter ended June 30, 2002:
Net interest income (TE)	$186,041	4,829	—	190,870
Provision for loan losses	(8,713)	—	—	(8,713)
Noninterest income	53,665	43,766	(2,409)	95,022
Intangibles amortization	(18,118)	—	—	(18,118)
Noninterest expense	(102,175)	(33,078)	2,409	(132,844)

Income before income taxes (TE)	110,700	15,517	—	126,217
Income taxes	(39,298)	(6,051)	—	(45,349)

Net income	$71,402	9,466	—	80,868

Quarter ended June 30, 2001:
Net interest income (TE)	$163,629	4,722	—	168,351
Provision for loan losses	(6,304)	—	—	(6,304)
Noninterest income	38,973	40,781	(636)	79,118
Intangibles amortization	(26,221)	(447)	—	(26,668)
Noninterest expense	(89,009)	(29,259)	636	(117,632)

Income before income taxes (TE)	81,068	15,797	—	96,865
Income taxes	(34,757)	(6,573)	—	(41,330)

Net income	$46,311	9,224	—	55,535

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Six months ended June 30, 2002:
Net interest income (TE)	$367,677	9,270	—	376,947
Provision for loan losses	(14,227)	—	—	(14,227)
Noninterest income	100,474	83,386	(3,561)	180,299
Intangibles amortization	(35,528)	—	—	(35,528)
Noninterest expense	(203,577)	(64,055)	3,561	(264,071)

Income before income taxes (TE)	214,819	28,601	—	243,420
Income taxes	(76,499)	(11,154)	—	(87,653)

Net income	$138,320	17,447	—	155,767

Six months ended June 30, 2001:
Net interest income (TE)	$318,630	9,024	—	327,654
Provision for loan losses	(12,684)	—	—	(12,684)
Noninterest income	75,194	79,114	(1,313)	152,995
Intangibles amortization	(52,889)	(895)	—	(53,784)
Noninterest expense	(171,629)	(57,109)	1,313	(227,425)

Income before income taxes (TE)	156,622	30,134	—	186,756
Income taxes	(66,026)	(12,905)	—	(78,931)

Net income	$90,596	17,229	—	107,825

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly-owned subsidiaries on a consolidated basis for the six months ended June 30, 2002 and 2001. NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of nonbank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2001 Annual Report on Form 10-K and serves to update previously reported information for current interim period results.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

•	Rapid increases in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share.

•
•
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

•
The events of September 11, 2001, as well as the United States’ war on terrorism, may have an unpredictable effect on economic conditions in general and in our primary market areas. These factors have occurred during an economic downturn in the United States, recovery from which has been relatively slow. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality which could have a material adverse effect on our earnings.

•
In February 2002, we completed the acquisition of 37 branch offices and related ATM’s from Wachovia. We may lose deposits or be unable to attract new deposits to these branches. Moreover, we may lose key employees in these branches who influence key customer relationships. As part of the acquisition, we recorded core deposit intangibles and goodwill that would be subject to future impairment. Integration may also divert management’s attention from operational matters, which could adversely affect results of operations. These risks may hinder our ability to attain the level of financial operating performance we have historically achieved.

•
We are subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders and cover debt service. Federal banking law restricts the ability of our banking subsidiaries to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to the Parent Company.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States. In accordance with these policies, we make estimates and assumptions that affect the amounts reported in those financial statements. As discussed more fully in the 2001 Annual Report on Form 10-K, we believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of intangibles, involve a higher degree of judgment and complexity than our other significant accounting policies.

We adopted Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. In accordance with Statement 142, we tested our recorded goodwill for impairment and found no impairment losses. See additional discussion under “Recently Issued Accounting Standards”.

As of June 30, 2002, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $271.3 million (see Note 5 to the Consolidated Financial Statements). Intangible assets subject to amortization will be reviewed for impairment in accordance with Statement 144. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Operating Cash Earnings

Non-recurring items and the amortization of intangibles that arose from prior acquisitions significantly impact our earnings. Management monitors our performance on both a net income basis determined in accordance with accounting principles generally accepted in the United States, as well as on an operating cash basis before intangibles amortization and non-recurring items. We refer to this measure of performance as “operating cash earnings”. Operating cash earnings are presented in this report as supplemental information to enhance the reader’s understanding of, and highlight trends in, our financial results excluding the impact of intangibles amortization and non-recurring items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States. Intangibles amortization and non-recurring items excluded from net income to derive operating cash earnings may be significant and may not be comparable to other companies. Table 1 provides a summary of the non-recurring items and intangibles amortization over the three- and six-month periods ended June 30 and their effect on earnings and diluted earnings per share.

Table 1    Operating Cash Earnings
	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Net income		$80,868		55,535		155,767		107,825
Non-recurring items:
Merger-related expense	$—	—	—	—	4,940	3,211	—	—
Intangibles amortization:
Goodwill	—	—	12,046	12,046	—	—	24,120	24,120
Core deposit intangibles	18,118	11,052	14,622	8,919	35,528	21,672	29,664	18,095

Operating cash earnings		$91,920		76,500		180,650		150,040

Effect on diluted earnings per share:
Net income		$.39		.27		.75		.52
Non-recurring items:
Merger-related expense	$—	—	—	—	.02	.02	—	—
Intangibles amortization:
Goodwill	—	—	.06	.06	—	—	.12	.12
Core deposit intangibles	.09	.05	.07	.04	.17	.10	.14	.08

Operating cash earnings		$.44		.37		.87		.72

Results of Operations—Three Months Ended June 30, 2002 and 2001

Our second quarter’s results showed an overall improvement over results for the comparable period in 2001, despite the effects of the lingering recession, due to our focus on revenue growth, asset quality and expense control. We experienced increased loan demand, deposit growth and higher levels of fee income.

Net income for the three months ended June 30, 2002 totaled $80.9 million compared to 2001’s $55.5 million. Basic and diluted income per share were $.39 in second quarter 2002 and $.27 in the second quarter of 2001. Annualized returns on average assets and stockholders’ equity were 1.60% and 12.82%, respectively, in 2002 compared to 1.27% and 9.19% respectively, for the three months ended June 30, 2001.

Operating cash earnings for the three months ended June 30, 2002 totaled $91.9 million compared to 2001’s $76.5 million. Basic and diluted operating cash earnings per share totaled $.45 and $.44, respectively, for the second quarter of 2002 and $.37 in the second quarter of 2001. Annualized operating cash returns on average tangible assets and average tangible equity were 1.95% and 31.28%, respectively, in 2002 compared to 1.87% and 24.80%, respectively, for the same period in 2001.

NCF acquired 37 divested Wachovia branches in February 2002, SouthBanc Shares, Inc. in November 2001 and First Vantage-Tennessee in August 2001, in independent transactions accounted for as purchases. Amortization of the core deposit intangibles recorded in these transactions and adoption of Statement 142 had a significant impact on the results of operations in 2002 compared to 2001, as discussed below.

During the quarter, we expanded to the Atlanta market by opening 11 de novo in-store branches, “spokes” in our “hub-and-spoke” branch network. A “hub” location in the Atlanta market is expected to open in the second half of 2002. Over the next two years, we plan to open 30 in-store branches in the Atlanta market, including the branches already opened, by partnering with Kroger, the leading grocer in the Atlanta marketplace. The expansion to Atlanta solidifies our geographic footprint, linking Tennessee and the north Georgia regions with the westernmost edge of our North and South Carolina operations. Having built our branch network in the fastest growing MSAs in the Southeast, we will now focus on increasing market share in each region.

Table 2

National Commerce Financial Corporation and Subsidiaries
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Three Months Ended June 30, 2002 and 2001
(Taxable Equivalent Basis—Dollars in Thousands) (1)

	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans (2)	$12,335,537	218,856	7.11%	11,142,888	242,174	8.71
U.S. Treasury and agency obligations (3)	4,324,893	59,003	5.46	2,893,493	52,086	7.21
States and political subdivision obligations (3)	132,583	2,718	8.20	168,315	2,801	6.66
Other securities (3)	739,967	10,834	5.86	1,028,326	18,060	7.03
Trading securities	89,229	613	2.75	60,125	799	5.31
Time deposits in other banks	22,411	142	2.54	25,166	317	5.04
Federal funds sold and other short-term investments	21,187	128	2.43	52,800	657	4.99

Total earning assets	17,665,807	292,294	6.63	15,371,113	316,894	8.26

Non-earning assets:
Cash and due from banks	436,473			401,156
Bank owned life insurance	217,458			138,796
Investment in First Market Bank	25,317			22,834
Premises and equipment	247,739			202,822
Goodwill	1,070,724			918,208
Core deposit intangibles	280,701			267,613
All other assets, net	289,085			282,383

Total assets	$20,233,304			17,604,925

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,800,664	18,527	1.28%	4,525,169	29,164	2.59
Jumbo and brokered certificates of deposit	1,533,119	8,290	2.17	1,696,004	21,994	5.20
Time deposits	4,681,751	45,046	3.86	4,196,083	62,849	6.01

Total interest-bearing deposits	12,015,534	71,863	2.40	10,417,256	114,007	4.39
Short-term borrowed funds	1,124,318	4,461	1.26	984,703	9,578	3.90
FHLB advances	1,949,166	22,626	4.66	1,878,033	23,688	5.06
Trust preferred securities and long-term debt	282,053	2,474	3.51	82,016	1,270	6.19

Total interest-bearing liabilities	15,371,071	101,424	2.65	13,362,008	148,543	4.46

Other liabilities and stockholders’ equity:
Demand deposits	1,923,408			1,417,129
Other liabilities	408,906			402,538
Stockholders’ equity	2,529,919			2,423,250

Total liabilities and stockholders’ equity	$20,233,304			17,604,925

Net interest income and net interest
Net interest income and net interest margin (4)		$190,870	4.33%		168,351	4.38

Interest rate spread (5)			3.98%			3.80

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2002 and 2001.
(2)	The average loan balances include non-accruing loans. Loan fees of $4,839,000 and $5,604,000 for 2002 and 2001, respectively, are included in interest income.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

NET INTEREST INCOME    Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Taxable equivalent net interest income was $190.9 million in the second quarter of 2002, compared to
$168.4 million for the second quarter of 2001, a 13.4% increase.

During 2001, the Federal Reserve decreased the target federal funds rate eleven times by a total of 475 basis points, of which 275 basis points occurred by the end of the second quarter of 2001. There have been no changes in this rate during 2002. Upon each action by the Federal Reserve, our banking subsidiaries lowered their prime lending rate to keep pace with the changes in funding costs. Our banking subsidiaries’ prime rates have fallen from 9.50% at December 31, 2000 to 6.75% at June 30, 2001 and to 4.75% by December 31, 2001, the current rate. With the liability sensitive nature of our balance sheet, in times of falling interest rates, the decrease in interest expense from the lower cost of interest-bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our interest rate spread widened to 3.98% in 2002 compared to second quarter 2001’s 3.80%.

NCF’s net interest margin declined to 4.33% for the second quarter of 2002 compared to second quarter 2001’s 4.38%. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 35 basis points in 2002 from 2001’s 58 basis points. Despite the increase in “net free liabilities” of approximately $286 million, their benefit to our net interest margin declined as a result of the significant decline in the average cost on our interest-bearing liabilities. The decline in our cost of funds is due to the general decline in interest rates discussed previously. Our Asset/Liability Management Committee (“ALCO”), which monitors our interest sensitivity and liquidity, has restructured our balance sheet to be less liability sensitive in recognition that interest rates will eventually rise again.

We do not anticipate that the Federal Reserve will raise interest rates during the third quarter of 2002. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy with a gradual increase in interest rates beginning in 2003.

Adjusting for acquisitions accounted for under the purchase method of accounting, average loans and average core deposits increased 2.4% and 4.6%, respectively, over the quarter ended June 30, 2001. Average loans for the quarter were adversely affected by an increase in the amount of payoffs from refinanced mortgage loans compared to our experience in 2001 and the continuing managed decline in our State Farm indirect auto portfolio. Excluding these two categories, and loans acquired in purchase acquisitions, average loans increased 8.7% over second quarter 2001. Average noninterest-bearing deposits, excluding deposits acquired in previous acquisitions, increased $296.1 million over second quarter 2001, in part due to our “Free Checking” product. This allowed us to decrease our reliance on interest-bearing sources of funding, such as FHLB advances.

PROVISION FOR LOAN LOSSES    The provision for loan losses during the second quarter of 2002 was $8.7 million compared to $6.3 million in the second quarter of 2001. Net loan charge-offs totaled $7.3 million in the second quarter of 2002 and $4.7 million in the second quarter of 2001 which represent .24% and .17% net charge-offs to average loans (annualized) for the respective periods. The allowance for loan losses as a percent of total loans and leases was 1.30% at June 30, 2002 and 2001.

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans.

We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not dramatically deteriorated. Management believes that our strong collateral positions will prevent significant charge-offs from assets that are currently not performing. The following table summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended June 30, 2002 (dollars in thousands):

2002	2001
Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Loans outstanding	$12,470,030	12,264,784	11,974,765	11,516,651	11,236,246
Ratio of allowance for loan losses to loans outstanding	1.30%	1.31	1.31	1.31	1.30
Average loans outstanding for the period	$12,335,537	12,108,855	11,773,105	11,370,853	11,142,888
Ratio of annualized net charge-offs to average loans for the period	.24%	.26	.25	.21	.17
Ratio of recoveries to charge-offs for the period	18.06%	18.18	21.18	21.09	29.57
Ratio of non-performing assets to:
Loans outstanding and other real estate acquired through loan foreclosures	.44%	.36	.28	.21	.17
Total assets	.26%	.22	.17	.13	.11
Ratio of total risk assets to:
Loans outstanding and other real estate acquired through loan foreclosures	.86%	.81	.68	.49	.44
Total assets	.52%	.50	.43	.30	.27
Allowance for loan losses to total risk assets	1.50	x	1.61	1.91	2.68	2.97

The ratio of non-performing assets (consisting of nonaccrual loans and foreclosed real estate) to loans outstanding and other real estate acquired through foreclosure has increased to .44% at June 30, 2002 from .36% at March 31, 2002 and .17% at June 30, 2001. The increase from March 31, 2002 to June 30, 2002 is due to an increase in nonaccrual loans and foreclosed real estate primarily attributable to three secured commercial relationships. Based on our evaluation of the collateral position of these three relationships, we do not expect significant charge-offs.

At June 30, 2002, total risk assets (consisting of non-performing assets, restructured loans and accruing loans 90 days or more past due) amounted to $107.5 million or .86% of outstanding loans plus other real estate acquired through foreclosure. This compares to $99.6 million or .81% at March 31, 2002 and $49 million or .44% at June 30, 2001. Approximately $4 million of the increase in total risk assets from March 31, 2002 to June 30, 2002 is attributable to loans from our aircraft lending division. The aircraft loan portfolio, which totals approximately $135 million at June 30, 2002, has been reviewed in detail during 2002 following the departure of the banker in charge of the division. The allowance for loan losses to risk assets was 1.50x at June 30, 2002 compared to 1.61x at March 31, 2002 and 2.97x at June 30, 2001. Management believes nonperforming and risk assets have reached a peak. Despite the increase in total risk assets, management anticipates that net charge-offs for the remainder of 2002 will be between 25 and 30 basis points, including any further losses attributable to the aircraft loan portfolio.

Based on its review, management believes that the allowance for loan losses at June 30, 2002 is adequate to absorb estimated probable losses inherent in the loan portfolio. The allocation of components of the allowance at June 30, 2002 are consistent with the amounts at December 31, 2001. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE    Non-interest income, excluding investment securities transactions, increased from
$78.5 million in second quarter 2001 to $93.3 million in second quarter 2002. Service charges on deposit accounts increased
$9.8 million from $30.5 million in second quarter of 2001 to $40.3 million in second quarter 2002 due to higher volume of commercial accounts and increases in overdraft fees, due in part to our “Free Checking” product. Other income increased $1.6 million from $8.9 million in the second quarter of 2001 to $10.5 million in the second quarter of 2002 due primarily to increased earnings on bank owned life insurance. Annualized noninterest income as a percentage of average tangible assets improved to 2.02% for second quarter 2002 compared to 1.93% in the same period of 2001.

Due to the significant impact non-recurring expenses and amortization of intangibles has on our financial results, management monitors our financial information on a cash operating basis. Noninterest cash operating expense is computed as total noninterest expense less non-recurring expense and amortization of intangibles. Noninterest cash operating expense increased $15.2 million to $132.8 million in second quarter 2002 from $117.6 million in second quarter 2001, due primarily to the business combinations discussed in Footnote 1 to the financial statements. Personnel expenses increased $5.9 million in the second quarter of 2002 over the second quarter of 2001 primarily due to higher headcount in revenue-related areas. We had 5,469 full-time equivalent employees at June 30, 2002 compared to 4,766 at June 30, 2001. Occupancy and equipment expense increased $3.7 million in the second quarter of 2002 over the second quarter of 2001 due in large part to our expanded branch network. Other expenses increased $5.6 million in the second quarter of 2002 due primarily to increased printing and office supplies, telecommunications, miscellaneous losses, cardholder/merchant processing expense and the expanded branch network.

As a result of the aforementioned changes, net overhead (noninterest cash operating expense less noninterest income) as a percentage of average tangible assets decreased to .80% for the three months ended June 30, 2002 from .91% for the three months ended
March 31, 2002 and .94% for the three months ended June 30, 2001. Our cash efficiency ratio (noninterest cash operating expense as a percentage of taxable equivalent net interest income and noninterest income) was 46.47% and 46.54% for the three months ended
June 30, and March 31, 2002, and 47.53% for the three months ended June 30, 2001, respectively. The following schedule presents noninterest income and noninterest cash operating expense (annualized) as a percentage of average tangible assets for the five quarters ended
June 30, 2002.

	2002		2001
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Noninterest income	2.02%	1.89	2.12	1.88	1.93

Personnel expense	1.45	1.53	1.58	1.38	1.53
Occupancy and equipment expense	.40	.38	.34	.38	.37
Other operating expense, cash basis	.97	.89	1.03	.93	.97

Noninterest expense, cash basis	2.82	2.80	2.95	2.69	2.87

Net overhead, cash basis	.80%	.91	.83	.81	.94

In the second quarter of 2002, core deposit intangibles amortization totaled $18.1 million compared to $14.6 million for the quarter ended June 30, 2001. Due to the change in accounting standards relating to intangibles discussed earlier, we recorded no goodwill amortization in 2002. This compares to $12.1 million and $12 million of goodwill amortization recognized in the first and second quarters of 2001, respectively.

Results of Operations—Six Months Ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002 totaled $155.8 million compared to $107.8 million for the six months ended June 30, 2001. Basic and diluted net income per share totaled $.76 and $.75, respectively, for the first six months of 2002. For the same period in 2001, basic and diluted net income per share totaled $.52. Annualized returns on average assets and stockholders’ equity were 1.58% and 12.52%, respectively, for the six months ended June 30, 2002 compared to 1.24% and 9.03%, respectively, for the six months ended June 30, 2001.

Operating cash earnings for the six months ended June 30, 2002 totaled $180.7 million compared to $150 million for the same period in 2001. Basic and diluted operating cash earnings per share totaled $.88 and $.87, respectively, for the first six months of 2002 and $.73 and $.72, respectively, for the same period of 2001. Annualized operating cash returns on average tangible assets and average tangible equity were 1.96% and 30.55%, respectively, in 2002 compared to 1.85% and 25.04%, respectively, for the same period in 2001.

NET INTEREST INCOME    Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 3. Taxable equivalent net interest income was $376.9 million for the first six months of 2002, compared to $327.7 million for the same period in 2001, a 15% increase. Our net interest margin improved 10 basis points and our interest rate spread improved 35 basis points during the six-month period ended June 30, 2002 compared to the same six-month period in 2001 largely due to the decreased rate paid on interest-bearing liabilities more than offsetting the lower rate earned on interest-earning assets. During the six months ended June 30, 2002, our average “net free liabilities” grew approximately $245 million compared to the same period in 2001. Their contribution to the net interest margin fell from 61 basis points for the six months ended June 30, 2001 to 36 basis points for the same period in 2002 due to the decline in our average cost of interest-bearing liabilities, as previously discussed.

Table 3

National Commerce Financial Corporation and Subsidiaries
AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Six Months Ended June 30, 2002 and 2001
(Taxable Equivalent Basis—Dollars in Thousands) (1)

	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans (2)	$12,222,822	439,677	7.24%	11,088,400	491,529	8.93
U.S. Treasury and agency obligations (3)	4,109,724	113,019	5.50	2,891,993	106,387	7.36
States and political subdivision obligations (3)	139,130	5,708	8.21	175,682	5,812	6.62
Other securities (3)	765,773	22,329	5.83	1,079,308	38,878	7.20
Trading securities	82,513	1,055	2.56	62,147	1,720	5.53
Time deposits in other banks	25,256	310	2.47	26,676	711	5.37
Federal funds sold and other short-term investments	25,021	277	2.23	76,562	2,118	5.58

Total earning assets	17,370,239	582,375	6.74	15,400,768	647,155	8.45

Non-earning assets:
Cash and due from banks	454,467			373,937
Bank owned life insurance	215,737			111,211
Investment in First Market Bank	25,021			22,608
Premises and equipment	239,188			204,180
Goodwill	1,040,625			924,156
Core deposit intangibles	275,911			275,020
All other assets, net	271,297			281,421
Total assets	$19,892,485			17,593,301

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,643,359	35,929	1.28%	4,490,705	64,955	2.92
Jumbo and brokered certificates of deposit	1,552,380	17,108	2.22	1,862,695	51,679	5.60
Time deposits	4,592,683	93,660	4.11	4,183,125	127,532	6.15

Total interest-bearing deposits	11,788,422	146,697	2.51	10,536,525	244,166	4.67
Short-term borrowed funds	1,048,208	7,961	1.53	1,081,694	25,409	3.96
FHLB advances	2,021,161	45,815	4.57	1,712,002	47,104	5.55
Trust preferred securities and long-term debt	282,052	4,955	3.52	85,599	2,822	6.59

Total interest-bearing liabilities	15,139,843	205,428	2.74	13,415,820	319,501	4.80

Other liabilities and stockholders’ equity:
Demand deposits	1,835,344			1,350,954
Other liabilities	408,431			418,933
Stockholders’ equity	2,508,867			2,407,594
Total liabilities and stockholders’ equity	$19,892,485			17,593,301
Net interest income and net interest margin (4)		$376,947	4.36%		327,654	4.26
Interest rate spread (5)			4.00%			3.65

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2002 and 2001.
(2)	The average loan balances include non-accruing loans. Loan fees of $10,353,000 and $10,790,000 for 2002 and 2001, respectively, are included in interest income.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

PROVISION FOR LOAN LOSS    The provision for loan losses for the first six months of 2002 was $14.2 million compared to $12.7 million in the first six months of 2001. Net loan charge-offs totaled $15.1 million and $10.6 million for the six months ended June 30, 2002 and 2001, respectively, and as a percentage of average loans (annualized) were .25% for the six months ended June 30, 2002 and .19% for the same period in 2001. The allowance for loan losses as a percent of total loans and leases was 1.30% at June 30, 2002 and 2001.

NONINTEREST INCOME AND EXPENSE    Non-interest income, excluding investment securities transactions, increased from $151.7 million in the first six months of 2001 to $175.9 million for the same period in 2002. Of this increase, $16.4 million is due to increased service charges on deposit accounts and $4.4 million resulted from an increase in other income attributable to increased earnings on bank owned life insurance and net mortgage banking income. Annualized noninterest income as a percentage of average tangible assets improved to 1.96% for the first six months of 2002 compared to 1.88% for the same period in 2001.

Noninterest cash operating expense increased to $259.1 million for the first six months of 2002 from $227.4 million for the same period in 2001, primarily from the business combinations discussed previously. Personnel expenses increased $14.9 million in the first six months of 2002 over the same period in 2001 primarily due to higher headcount as well as higher incentives and commissions, a result of our increased sales emphasis in 2002. Occupancy and equipment expense increased $5.8 million in the first six months of 2002 over the same period in 2001 due in part to our expanded branch network. Other expenses increased $11 million in the first six months of 2002 over the same period in 2001 due to increased general operating expenses and our expanded branch network.

Our cash efficiency ratio was 46.50% and 47.32% for the six months ended June 30, 2002 and 2001, respectively. The following schedule presents noninterest income and noninterest cash operating expense (annualized) as a percentage of average tangible assets for the six months ended June 30, 2002 and 2001.

	2002	2001
Noninterest income	1.96%	1.88

Personnel expense	1.49	1.50
Occupancy and equipment expense	.39	.37
Other operating expense, cash basis	.93	.92

Noninterest expense, cash basis	2.81	2.79

Net overhead, cash basis	.85%	.91

Financial Condition and Capital Resources

Total assets have increased to $20.8 billion at June 30, 2002 from $18 billion at June 30, 2001. Quarterly average assets increased to $20.2 billion for the second quarter of 2002 from $17.6 billion for the same quarter in 2001. The increase was largely attributable to the acquisitions.

Federal Home Loan Bank advances have decreased $280.5 million since December 31, 2001, primarily due to increases in noninterest-bearing deposits and other sources of borrowed funds. This source of liquidity had an average rate of 4.66% for the three months ended June 30, 2002.

Our capital position has historically been strong as evidenced by the ratio of tangible equity to tangible assets of 6.44% and 7.26% as of June 30, 2002 and 2001, respectively. The purchase acquisitions mentioned previously, particularly the Wachovia branch purchase, have caused the decline in the tangible assets ratio. Management has targeted a 7.00% tangible equity to tangible assets ratio, which it expects to achieve by late 2002 or early 2003. Our book value at June 30, 2002 was $12.58 compared to June 30, 2001’s $11.68. The effect of unrealized gains on investment securities available for sale, net of applicable tax expense, increased stockholders’ equity by $21.2 million from December 31, 2001. As of June 30, 2002, unrealized gains on investment securities available for sale, net of applicable tax expense, totaled $33.9 million and contributed $.16 per share to period-end book value.

On July 16, 2002, NCF’s Board of Directors approved an increase in the company’s annual dividend by declaring a quarterly cash dividend of $.17 per common share payable October 1, 2002 to shareholders of record September 13, 2002. This compares to the $.15 per common share dividend paid in the second quarter.

Under a stock repurchase plan adopted by the Board of Directors on June 19, 2001, NCF repurchased and retired 100,000 shares of its common stock during the first six months of 2002. There are approximately 2.9 million shares remaining to be repurchased under the current authorization which expires on December 31, 2002.

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines requiring a minimum leverage ratio relative to average total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3% if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4% for Tier I capital and 8% for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it.

Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines and all of our banking subsidiaries were considered to be “well-capitalized” at June 30, 2002. The following table discloses NCF and NBC’s components of capital, risk-adjusted asset information and capital ratios at June 30, 2002 (dollars in thousands):

	NCF	NBC
Tier I capital	$1,467,926	1,353,230
Tier II capital:
Allowable loan loss reserve	161,616	160,924
Subordinated debt	6,599	—
Other	65	65

Total capital	$1,636,206	1,514,219

Risk-adjusted assets	$13,992,933	13,898,591
Average regulatory assets	18,909,305	18,771,680
Tier I capital ratio	10.49%	9.74
Total capital ratio	11.69	10.89
Leverage ratio	7.76	7.21

Liquidity and Interest Sensitivity

NCF manages interest sensitivity so as to avoid significant net interest margin fluctuations while promoting consistent net income increases during periods of changing interest rates. Interest sensitivity is our primary market risk and is defined as the risk of economic loss resulting from adverse changes in interest rates. This risk of loss can be reflected in reduced potential net interest income in future periods. The structure of our loan and deposit portfolios is such that a significant increase or decline in interest rates may adversely impact net interest income. Responsibility for managing interest rate, market and liquidity risks rests with the ALCO. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates.

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at June 30, 2002 is presented in Table 4. At June 30, 2002, we had a cumulative “negative gap” (interest-sensitive liabilities and interest rate swaps exceed interest-sensitive assets) of $1 billion or 5.21 percent of total tangible assets over a twelve-month horizon. This compares to a cumulative negative gap of $1.7 billion or 9.22 percent of total tangible assets over a twelve-month horizon at December 31, 2001. In light of expected future interest rate increases, management has restructured the balance sheet during 2002 to be less liability sensitive. The ratio of tangible assets to liabilities, tangible equity and interest rate swaps was .89x at June 30, 2002 compared to .83x at December 31, 2001.

Table 4

Interest Sensitivity Analysis

	As of June 30, 2002 (1)
In Thousands	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$222,903		—	—	222,903	—	222,903
Investment securities (2)	666,240		477,150	362,417	1,505,807	3,966,447	5,472,254
Loans	4,754,009		885,702	951,142	6,590,853	5,879,177	12,470,030
Other assets	—		—	—	—	1,303,894	1,303,894

Total tangible assets	5,643,152		1,362,852	1,313,559	8,319,563	11,149,518	19,469,081

Liabilities:
Noninterest DDA	171,919		343,838	—	515,757	1,536,206	2,051,963
Savings deposits	1,128,032		698,161	698,161	2,524,354	3,208,061	5,732,415
Time deposits	1,627,344		1,831,053	1,072,518	4,530,915	1,824,522	6,355,437
Short-term borrowed funds	1,142,416		—	—	1,142,416	210,000	1,352,416
Long-term debt	148,576		114,743	157,241	420,560	1,887,630	2,308,190
Other liabilities	—		—	—	—	415,361	415,361

Total liabilities	4,218,287		2,987,795	1,927,920	9,134,002	9,081,780	18,215,782
Tangible equity	—		—	—	—	1,253,299	1,253,299

Total liabilities and tangible equity	4,218,287		2,987,795	1,927,920	9,134,002	10,335,079	19,469,081

Interest rate swaps:
Pay floating/receive fixed	—		200,000	—	200,000	(200,000)	—

Total interest rate swaps	—		200,000	—	200,000	(200,000)	—

Interest sensitivity gap	$1,424,865		(1,824,943)	(614,361)	(1,014,439)

Cumulative gap	$1,424,865		(400,078)	(1,014,439)

Cumulative ratio of tangible assets to liabilities, tangible equity and interest rate swaps	1.34	x	.95	.89

Cumulative gap to total tangible assets	7.32%		(2.05)	(5.21)

(1)
Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

(2)	Investment securities are presented at their amortized cost. The mark-to-market adjustment of $56.6 million for available for sale securities is not included.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of May 31, 2002 and those results do not vary significantly from those that would have been obtained for an analysis as of June 30, 2002.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. At May 31, 2002, a 100 basis point increase is projected to decrease net income 1.3% and a 100 basis point decrease is projected to decrease net income 1.7%. As mentioned earlier, we have restructured our balance sheet to lessen our exposure to interest rate increases. At December 31, 2001, Simulation Analysis projected a 2.3% decrease in net income with a 100 basis point increase and a 1.2% decrease with a 100 basis point decrease. The model’s projection of decreased net income, whether interest rates rise or fall, is due to asymmetrical pricing assumptions and call risk. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

As of June 30, 2002, management believes that NCF is positioned to avoid material negative changes in net income resulting from possible future changes in interest rates. Management continues to target a neutral position relative to future interest rate increases as it believes interest rate increases will begin in 2003. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

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

Estimating the amount of interest rate risk requires using assumptions about the future. These estimates will be different from actual results for many reasons, including but not limited to, changes in the growth of the overall economy, changes in credit spreads, market interest rates moving in patterns other than the patterns chosen for analysis, changes in customer preferences, changes in tactical and strategic plans and changes in Federal Reserve policy. Stress testing is performed quarterly on all market risk measurement analyses to help understand the relative sensitivity of key assumptions and thereby better understand our risk profile.

Management will continue to monitor our interest sensitivity position with the goals of ensuring adequate liquidity while at the same time seeking profitable spreads between the yields on funding uses and the rates paid for funding sources.

Impact of Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires goodwill acquired in purchase business combination be tested for impairment annually and between annual tests under certain circumstances. Impairment exists if the carrying amount of the goodwill exceeds its implied fair value.

NCF adopted Statement 142 on January 1, 2002. Upon adoption of Statement 142, NCF reassessed the useful lives and residual values of intangible assets acquired in purchase business combinations. No amortization period adjustments or reclassification entries were considered necessary. NCF has not recorded any intangible assets identified as having indefinite useful lives. In accordance with Statement 142, we tested our recorded goodwill for impairment and found no impairment losses.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. Adoption of this pronouncement January 1, 2002 had no impact on NCF’s financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

NCF’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCF’s loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. NCF is not subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with the ALCO, comprised of senior management. ALCO regularly reviews NCF’s interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

Management believes that there have been no other significant changes in market risk as disclosed in NCF’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of National Commerce Financial Corporation was held April 24, 2002 at 10:00 a.m. (CDT), One Commerce Square, Memphis, Tennessee.

The following are the voting results on each matter submitted to the shareholders:

1. To	elect six directors

	For	Withheld/Against
R. Grattan Brown, Jr.	175,310,089	2,540,120
Thomas C. Farnsworth, Jr.	175,929,198	1,921,011
Eugene J. McDonald	175,838,277	2,011,932
Phillip H. McNeill, Sr.	175,310,562	2,539,647
Ernest C. Roessler	175,761,284	2,088,925
Phail Wynn, Jr.	175,833,078	2,017,131

2.	To ratify the Board of Director’s appointment of KPMG LLP, independent certified accountants, as auditors of NCF for the year ending December 31, 2002

For	Withheld/Against	Exceptions/Abstentions
173,802,168	3,774,557	273,484

PART II.     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a).    Exhibits

99.1	2002 National Commerce Financial Corporation Plan for Severance Compensation After a Change in Control

(b).    Reports on Form 8-K

During the quarter ended June 30, 2002, the registrant filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION Registrant

/s/ ERNEST C. ROESSLER
Ernest C. Roessler President and Chief Executive Officer
Date: August 13, 2002

/s/ SHELDON M. FOX
Sheldon M. Fox Chief Financial Officer
Date: August 13, 2002