Form 10-Q
period 2002-09-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2002-11-13
CIK 101844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended September 30, 2002

Commission File Number: 0-6094

NATIONAL COMMERCE FINANCIAL CORPORATION
(Exact name of issuer as specified in charter)

Tennessee (State or other jurisdiction of incorporation)	62-0784645 (I.R.S. Employer Identification No.)

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

Common Stock, $2 Par value (Class of Stock)	205,244,772 shares (Shares outstanding as of November 8, 2002)

National Commerce Financial Corporation and Subsidiaries
INDEX TO FORM 10-Q

Signatures	29

Certifications	30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

In Thousands Except Share Data	(Unaudited) September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$484,879	561,429
Time deposits in other banks	2,984	31,118
Federal funds sold and other short-term investments	10,722	51,873
Investment securities:
Available for sale (amortized cost of $4,433,770 and $3,589,578)	4,512,627	3,611,706
Held to maturity (market values of $962,654 and $913,683)	934,506	900,750
Trading account securities	102,892	197,214
Loans	12,740,563	11,974,765
Less allowance for loan losses	163,336	156,401

Net loans	12,577,227	11,818,364

Bank owned life insurance	223,425	212,376
Investment in First Market Bank, FSB	26,913	24,550
Premises and equipment	253,739	219,595
Goodwill	1,072,371	946,157
Core deposit intangibles	253,812	251,464
Other assets	487,634	447,117

Total assets	$20,943,731	19,273,713

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,185,954	1,732,140
Savings, NOW and money market accounts	5,558,221	5,230,621
Jumbo and brokered certificates of deposits	1,856,527	1,366,034
Time deposits	4,822,424	4,290,684

Total deposits	14,423,126	12,619,479
Short-term borrowed funds	1,012,128	1,141,617
Federal Home Loan Bank advances	2,218,750	2,306,554
Trust preferred securities and long-term debt	279,112	282,018
Other liabilities	371,102	468,714

Total liabilities	18,304,218	16,818,382

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 205,767,938 and 205,058,713 shares issued	411,536	410,117
Additional paid-in capital	1,762,453	1,756,128
Retained earnings	417,769	276,342
Accumulated other comprehensive income	47,755	12,744

Total stockholders’ equity	2,639,513	2,455,331

Total liabilities and stockholders’ equity	$20,943,731	19,273,713

Commitments and contingencies (note 8)

See accompanying notes to consolidated financial statements

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

In Thousands Except Per Share Data	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$214,803	235,072	648,923	720,293
Interest and dividends on investment securities:
U.S. Treasury	458	772	1,780	2,209
U.S. Government agencies and corporations	55,415	47,911	160,181	147,093
States and political subdivisions (primarily tax-exempt)	1,637	2,037	5,452	6,946
Equity and other securities	10,347	15,340	32,065	53,291
Interest and dividends on trading account securities	667	591	1,701	2,251
Interest on time deposits in other banks	26	299	336	1,010
Interest on federal funds sold and other short-term investments	187	470	453	2,510

Total interest income	283,540	302,492	850,891	935,603

INTEREST EXPENSE
Deposits	65,867	102,057	212,564	346,223
Short-term borrowed funds	5,393	8,602	13,354	34,011
Federal Home Loan Bank advances	24,010	25,586	69,825	72,690
Trust preferred securities and long-term debt	2,410	1,180	7,365	4,002

Total interest expense	97,680	137,425	303,108	456,926

Net interest income	185,860	165,067	547,783	478,677
Provision for loan losses	10,990	9,623	25,217	22,307

Net interest income after provision for loan losses	174,870	155,444	522,566	456,370

OTHER INCOME
Service charges on deposit accounts	41,391	29,639	115,518	87,389
Other service charges and fees	10,163	9,427	29,951	27,227
Broker/dealer revenue and other commissions	19,600	15,114	52,663	46,382
Trust and employee benefit plan income	12,785	11,422	39,173	38,686
Equity earnings from First Market Bank, FSB	1,074	699	2,363	1,531
Other	13,295	10,343	34,525	27,129
Investment securities gains, net	5,060	2,588	9,474	3,883

Total other income	103,368	79,232	283,667	232,227

OTHER EXPENSE
Personnel	71,149	58,063	208,400	180,410
Net occupancy	12,434	9,610	35,620	28,091
Equipment	7,454	6,399	20,481	18,369
Goodwill amortization	—	12,060	—	36,180
Core deposit intangibles amortization	17,507	14,389	53,035	44,053
Other	48,114	39,028	133,781	113,655
Conversion/merger expenses	—	3,122	4,940	3,122

Total other expenses	156,658	142,671	456,257	423,880

Income before income taxes	121,580	92,005	349,976	264,717
Income taxes	38,603	34,394	111,232	99,281

Net income	$82,977	57,611	238,744	165,436

EARNINGS PER COMMON SHARE
Basic	$.40	.28	1.16	.81
Diluted	.40	.28	1.14	.80
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	206,259	204,308	206,126	205,120
Diluted	208,328	206,723	208,531	207,712

See accompanying notes to consolidated financial statements

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

In Thousands	2002	2001

OPERATING ACTIVITIES
Net income	$238,744	165,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	73,850	78,564
Provision for loan losses	25,217	22,307
Net gain on sales of investment securities	(9,474)	(3,883)
Deferred income taxes	(3,977)	24,780
Origination of loans held for sale	(702,264)	(229,679)
Sales of loans held for sale	604,732	107,491
Changes in:
Trading account securities	94,322	(56,957)
Other assets	(23,209)	(329,682)
Other liabilities	(112,351)	35,324
Other operating activities, net	2,108	(340)

Net cash provided (used) by operating activities	187,698	(186,639)

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	316,714	624,843
Sales of investment securities available for sale	1,492,696	78,482
Maturities and issuer calls of investment securities available for sale	1,724,837	962,975
Purchases of:
Investment securities held to maturity	(349,576)	(92,720)
Investment securities available for sale	(3,010,566)	(1,390,515)
Premises and equipment	(28,977)	(10,819)
Net originations of loans	(256,526)	(270,320)
Net cash paid in business combination	(324,132)	(12,641)

Net cash used by investing activities	(435,530)	(110,715)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	455,695	(171,600)
Net increase (decrease) in short-term borrowed funds	(161,048)	81,441
Net increase (decrease) in Federal Home Loan Bank advances	(88,987)	590,412
Increase in long-term debt	89	—
Repurchase and retirement of capital trust pass-through securities	(2,998)	(7,303)
Issuances of common stock from exercise of stock options, net	27,664	13,571
Purchase and retirement of common stock	(31,101)	(64,943)
Cash dividends paid	(97,317)	(84,167)

Net cash provided by financing activities	101,997	357,411

Net increase (decrease) in cash and cash equivalents	(145,835)	60,057
Cash and cash equivalents at beginning of period	644,420	531,467

Cash and cash equivalents at end of period	$498,585	591,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$308,437	495,519

Income taxes paid during the period	$150,045	79,495

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CONSOLIDATION NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF’s wholly-owned banking subsidiaries include National Bank of Commerce (“NBC”) and NBC Bank, FSB. The consolidated financial statements also include the accounts and results of operations of NCF’s direct and indirect wholly-owned non-bank subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF has two business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust services and investment management, retail banking consulting/in-store licensing and broker/dealer activities.

Certain prior period amounts have been reclassified to conform to the 2002 presentation.

BUSINESS COMBINATIONS NCF acquired 37 divested Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia on February 18, 2002. Results of operations from this acquisition are included in NCF’s operating results only from the date of acquisition. This acquisition added to NCF’s balance sheet $1.4 billion in deposits, $450 million in loans, $24.8 million in fixed assets and $1 billion in available for sale investment securities which were subsequently sold to restructure the balance sheet. Net cash paid in this business combination totaled $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55.4 million and $125.4 million, respectively. Under the terms of the acquisition agreement with Wachovia, NCF is required to make a contingent purchase price payment in February 2003 based on the retention of specifically identified deposit accounts. At September 30, 2002, based on the then outstanding retained balances of the specific deposit accounts, the contingent payment would have been approximately $11.1 million. The ultimate payment under this contingency, if any, is likely to change as some of the currently outstanding specific deposit accounts may be closed before final settlement of the contingency. The amount of any contingent payment will be an addition to goodwill. The acquisition continues NCF’s strategic expansion into high growth areas of the Southeast. The proforma results of operations, in any of the periods reported, are not materially different from those reported.

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

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CONSOLIDATION AND PRESENTATION (Continued)

EARNINGS PER SHARE Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the nine months ended September 30, 2002 and 2001 and accumulated other comprehensive income as of September 30, 2002, December 31, 2001 and September 30, 2001 are comprised of unrealized gains and losses on investment securities available for sale and certain hedging instruments and adjustments of minimum pension liability.

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of September 30, 2002 and December 31, 2001. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

In Thousands	2002	2001

Commercial	$3,219,205	2,900,346
Construction and commercial real estate	3,668,588	3,361,232
Mortgage (including loans held for sale)	1,685,122	1,912,345
Consumer	3,962,914	3,602,013
Revolving credit	71,805	61,731
Lease financing	132,929	137,098

Total loans	$12,740,563	11,974,765

Mortgage loans held for sale totaled $200.8 million at September 30, 2002 and $103.4 million at December 31, 2001.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the nine months ended September 30, 2002 and 2001:

In Thousands	2002	2001

Balance at beginning of period	$156,401	143,614
Charge-offs:
Commercial	(6,168)	(2,598)
Construction and commercial real estate	(261)	(72)
Secured by real estate	(2,534)	(982)
Consumer	(16,763)	(15,683)
Revolving credit	(2,825)	(1,645)
Lease financing	(590)	(1,145)

Total charge-offs	(29,141)	(22,125)
Recoveries:
Commercial	666	609
Construction and commercial real estate	8	10
Secured by real estate	211	24
Consumer	3,173	3,734
Revolving credit	688	983
Lease financing	6	—

Total recoveries	4,752	5,360

Net charge-offs	(24,389)	(16,765)
Provision for loan losses	25,217	22,307
Addition from business combination	6,107	1,331

Balance at end of period	$163,336	150,487

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of September 30, 2002 and December 31, 2001:

In Thousands	2002	2001

Nonaccrual loans	$29,654	22,800
Restructured loans	—	—

Nonperforming loans	29,654	22,800
Foreclosed real estate	24,612	10,687
Other repossessed assets	9,688	3,845

Total nonperforming assets	$63,954	37,332

Accruing loans 90 days or more past due	$49,803	48,553

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 and year ended December 31, 2001 are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total

Balance as of January 1, 2001	$897,779	36,688	934,467
Amortization of goodwill	(46,450)	(1,790)	(48,240)
Goodwill acquired during the year	59,856	74	59,930

Balance as of December 31, 2001	911,185	34,972	946,157
Other goodwill adjustments	831	—	831
Goodwill acquired during the period	125,383	—	125,383

Balance as of September 30, 2002	$1,037,399	34,972	1,072,371

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Nine months ended September 30, 2002		Year ended December 31, 2001

In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$405,128	(151,316)	349,745	(98,281)

Aggregate amortization expense for the period	53,035		58,775

Estimated annual amortization expense:
For year ended 12/31/02	69,930
For year ended 12/31/03	61,469
For year ended 12/31/04	51,691
For year ended 12/31/05	41,954
For year ended 12/31/06	32,526

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following is a reconciliation of the reported net income for the three- and nine-month periods ended September 30, 2002 compared to the adjusted net income for the same periods ended September 30, 2001:

	Three months ended September 30,		Nine months ended September 30,

In Thousands Except Per Share Data	2002	2001	2002	2001

Reported net income	$82,977	57,611	238,744	165,436
Add back: goodwill amortization	—	12,060	—	36,180

Adjusted net income	$82,977	69,671	238,744	201,616

Basic EPS
Reported net income	$.40	.28	1.16	.81
Add back: goodwill amortization	—	.06	—	.18

Adjusted net income	$.40	.34	1.16	.99

Diluted EPS
Reported net income	$.40	.28	1.14	.80
Add back: goodwill amortization	—	.06	—	.17

Adjusted net income	$.40	.34	1.14	.97

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the nine months ended September 30, 2002 and 2001:

	2002			2001

In Thousands	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount

Unrealized gains on securities:
Unrealized gains arising during holding period	$66,560	(25,915)	40,645	20,649	(7,995)	12,654
Reclassification adjustment for gains realized in net income	(9,474)	3,742	(5,732)	(3,883)	1,534	(2,349)
Minimum pension liability:
Adjustment to minimum pension liability	161	(63)	98	—	—	—

Other comprehensive income	$57,247	(22,236)	35,011	16,766	(6,461)	10,305
Net income			238,744			165,436

Comprehensive income			$273,755			175,741

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three and nine months ended September 30, 2002 and 2001. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

In Thousands Except Per Share Data	2002	2001	2002	2001

Basic EPS
Average common shares	206,259	204,308	206,126	205,120
Net income	$82,977	57,611	238,744	165,436
Earnings per share	.40	.28	1.16	.81

Diluted EPS
Average common shares	206,259	204,308	206,126	205,120
Average dilutive common shares	2,069	2,415	2,405	2,592

Adjusted average common shares	208,328	206,723	208,531	207,712
Net income	$82,977	57,611	238,744	165,436
Earnings per share	.40	.28	1.14	.80

(8) CONTINGENCIES

Certain legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCF or its subsidiaries.

(9) SEGMENT INFORMATION

Management monitors NCF performance as two business segments, traditional banking and financial enterprises.

The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers’ saving and transaction needs. This segment also includes lending and related financial services provided to small- to medium-sized companies. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. The traditional banking segment also includes management of the investment portfolio and non-deposit based funding.

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

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) SEGMENT INFORMATION (Continued)

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total

Quarter ended September 30, 2002:
Net interest income (TE)	$187,990	5,312	—	193,302
Provision for loan losses	(10,990)	—	—	(10,990)
Noninterest income	60,361	44,773	(1,766)	103,368
Intangibles amortization	(17,507)	—	—	(17,507)
Noninterest expense	(105,952)	(34,965)	1,766	(139,151)

Income before income taxes (TE)	113,902	15,120	—	129,022
Income taxes	(40,148)	(5,897)	—	(46,045)

Net income	$73,754	9,223	—	82,977

Quarter ended September 30, 2001:
Net interest income (TE)	$168,033	4,900	—	172,933
Provision for loan losses	(9,623)	—	—	(9,623)
Noninterest income	41,127	39,908	(1,803)	79,232
Intangibles amortization	(26,001)	(448)	—	(26,449)
Noninterest expense (including nonrecurring)	(89,176)	(28,849)	1,803	(116,222)

Income before income taxes (TE)	84,360	15,511	—	99,871
Income taxes	(37,195)	(5,065)	—	(42,260)

Net income	$47,165	10,446	—	57,611

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total

Nine months ended September 30, 2002:
Net interest income (TE)	$555,667	14,582	—	570,249
Provision for loan losses	(25,217)	—	—	(25,217)
Noninterest income	160,835	128,159	(5,327)	283,667
Intangibles amortization	(53,035)	—	—	(53,035)
Noninterest expense (including nonrecurring)	(309,529)	(99,020)	5,327	(403,222)

Income before income taxes (TE)	328,721	43,721	—	372,442
Income taxes	(116,647)	(17,051)	—	(133,698)

Net income	$212,074	26,670	—	238,744

Nine months ended September 30, 2001:
Net interest income (TE)	$486,663	13,924	—	500,587
Provision for loan losses	(22,307)	—	—	(22,307)
Noninterest income	116,321	119,022	(3,116)	232,227
Intangibles amortization	(78,890)	(1,343)	—	(80,233)
Noninterest expense (including nonrecurring)	(260,805)	(85,958)	3,116	(343,647)

Income before income taxes (TE)	240,982	45,645	—	286,627
Income taxes	(103,221)	(17,970)	—	(121,191)

Net income	$137,761	27,675	—	165,436

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly-owned subsidiaries on a consolidated basis for the nine months ended September 30, 2002 and 2001. NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2001 Annual Report onForm 10-K.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining theestimated results is subject to a number of risks and uncertainties. Such risks include:

•	Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interestmargin and, consequently, our earnings per share.

•
Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better established infrastructure and presence in those markets. Competition could have a material adverse effect on net interest margin, our ability to recruit and retain associates in new and existing markets our non-interest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, the Gramm-Leach-Bliley Act has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-bankingbusinesses and have a material adverse effect on our earnings.

•
The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings.

•
We are subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders, cover debt obligations and for other corporate purposes. Federal banking law restricts the ability of our banking subsidiaries to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to the Parent Company.

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

We adopted Statement No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. In accordance with Statement 142, we tested our recorded goodwill for impairment and found no impairment losses. See additional discussion under “Recently Issued Accounting Standards”.

As of September 30, 2002, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $253.8 million (see Note 5 to the Consolidated Financial Statements). Intangible assets subject to amortization will be reviewed for impairment in accordance with Statement 144. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Operating Cash Earnings

Non-recurring items and the amortization of intangibles that arose from prior acquisitions significantly impact our earnings under accounting principles generally accepted in the United States of America (“GAAP”). Management monitors our performance on both a net income basis determined in accordance with accounting principles GAAP, as well as on an operating cash basis before intangibles amortization and non-recurring items. We refer to this measure of performance as “operating cash earnings”. Operating cash earnings are presented in this report as supplemental information to enhance the reader’s understanding of, and highlight trends in, our financial results excluding the impact of intangibles amortization and non-recurring items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with GAAP. Intangibles amortization and non-recurring items excluded from net income to derive operating cash earnings may be significant and may not be comparable to other companies. Table 1 provides a summary of the non-recurring items and intangibles amortization over the three- and nine-month periods ended September 30, 2002 and 2001 and their effect on earnings and diluted earnings per share.

Table 1

OPERATING CASH EARNINGS
Three and Nine Months Ended September 30, 2002 and 2001
(Dollars in Thousands Except Per Share Data)

	Three months ended September 30,				Nine months ended September 30,

	2002		2001		2002		2001

	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax

Net income		$82,977		57,611		238,744		165,436
Non-recurring items:
Merger-related expense	$—	—	3,122	1,904	4,940	3,211	3,122	1,904
Intangibles amortization:
Goodwill	—	—	12,060	12,060	—	—	36,180	36,180
Core deposit intangibles	17,507	10,679	14,389	8,777	53,035	32,351	44,053	26,872

Operating cash earnings		$93,656		80,352		274,306		230,392

Effect on diluted earnings per share:
Net income		$.40		.28		1.14		.80
Non-recurring items:
Merger-related expense	$—	—	.02	.01	.02	.02	.02	.01
Intangibles amortization:
Goodwill	—	—	.06	.06	—	—	.17	.17
Core deposit intangibles	.08	.05	.07	.04	.25	.16	.21	.13

Operating cash earnings		$.45		.39		1.32		1.11

Results of Operations – Three Months Ended September 30, 2002 and 2001

Despite the effects of the lingering recession, our third quarter results exceeded results for the comparable period in 2001 due to our focus on revenue growth, asset quality and expense control while expanding our franchise. We experienced increased loan demand and higher levels of fee income.

Net income for the three months ended September 30, 2002 totaled $83.0 million compared to 2001’s $57.6 million. Basic and diluted net income per share were $.40 in third quarter 2002 and $.28 in the third quarter of 2001. Annualized returns on average assets and stockholders’ equity were 1.59% and 12.63%, respectively, in 2002 compared to 1.29% and 9.56%, respectively, for the three months ended September 30, 2001.

Operating cash earnings for the three months ended September 30, 2002 totaled $93.7 million compared to 2001’s $80.4 million. Basic and diluted operating cash earnings per share totaled $.45 for the third quarter of 2002 and $.39 in the third quarter of 2001. Annualized operating cash returns on average tangible assets and average tangible equity were 1.92% and 29.22%, respectively, in 2002 compared to 1.90% and 25.48%, respectively, for the same period in 2001.

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

During October, we announced plans which will expedite the expansion of our banking presence in the Atlanta metropolitan area by entering into an agreement to purchase 15 traditional branch buildings from Wachovia and assume Wachovia’s lease obligations for seven additional branch buildings. These 22 branches complement our existing and planned in-store branches and will give us the fifth largest branch presence in the Atlanta Metropolitan Statistical Area (“MSA”) by the end of 2003 with approximately 60 branches opened or under development. This agreement with Wachovia is expected to close in the first quarter of 2003. Under the terms of the agreement, we are not permitted to commence operations in these branches until the fourth quarter of 2003.

We are focusing our efforts on capturing a five percent share of the $57 billion deposit market within five years. The expansion to Atlanta solidifies our geographic footprint, linking Tennessee and the north Georgia regions with the westernmost edge of our North and South Carolina operations. Having built our branch network in the fastest growing MSA’s in the Southeast, we will now focus on increasing market share in each region.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 2. Taxable equivalent net interest income was $193.3 million in the third quarter of 2002, compared to $172.9 million for the third quarter of 2001, an 11.8% increase.

During 2001, the Federal Reserve decreased the target federal funds rate eleven times by a total of 475 basis points, of which 350 basis points occurred by the end of the third quarter of 2001. There have been no changes in this rate through September 30, 2002. Each time the Federal Reserve has decreased the target federal funds rate, our banking subsidiaries have lowered their prime lending rate to keep pace with the changes in funding costs. The prime rates charged by our banking subsidiaries have fallen from 9.50% at December 31, 2000 to 6.00% at September 30, 2001 and to 4.75% by December 31, 2001, the rate in effect at September 30, 2002. Our yield on interest-earning assets has fallen due to these interest rate changes. The rates paid on our interest-bearing liabilities correspondingly have decreased when repriced. Our balance sheet has historically been liability sensitive and in times of falling interest rates, the decrease in interest expense from the lower cost of interest- bearing liabilities exceeds the decrease in interest income from the lower yield on earning assets. Consequently, our interest rate spread widened to 3.95% in 2002 compared to third quarter 2001’s 3.90%.

NCF’s net interest margin declined to 4.27% for the third quarter of 2002 compared to third quarter 2001’s 4.42%. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 32 basis points in 2002 from 2001’s 52 basis points. Despite the increase in “net free liabilities” of approximately $366 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously. Our Asset/Liability Management Committee (“ALCO”), which monitors our interest sensitivity and liquidity, has restructured our balance sheet to be slightly asset sensitive in recognition that interest rates will eventually rise again.

During November 2002, the Federal Reserve reduced the target federal funds rate by 50 basis points and we reduced our prime rate by 50 basis points; we do not anticipate any further rate changes in 2002. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy with a gradual increase in interest rates beginning in the second half of 2003.

PROVISION FOR LOAN LOSSES The provision for loan losses during the third quarter of 2002 was $11.0 million compared to $9.6 million in the third quarter of 2001. Net loan charge-offs totaled $9.3 million in the third quarter of 2002 and $6.1 million in the third quarter of 2001 which represent .29% and .21% (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.28% at September 30, 2002 and 1.31% at September 30, 2001. The decrease in the percentage of allowance to total loans was partially attributable to the increase in mortgage loans held for sale included in total loans. The current level of the allowance for loan losses provides a coverage level of 4.44 times the current quarter’s annualized net charge-offs and 5.51 times nonperforming loans.

During the third quarter of 2002, we charged-off approximately $3.2 million of aircraft loans. These charge-offs in the aircraft lending portfolio were primarily responsible for the increase in the net charge-off ratio for the third quarter. The increase in aircraft charge-offs also resulted in a decline in the annualized net charge-off coverage ratio.

Table 2

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Three Months Ended September 30, 2002 and 2001
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2002			2001

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning assets:
Loans (2)	$12,600,075	217,482	6.86%	11,370,853	237,958	8.31
U.S. Treasury and agency obligations (3)	4,431,463	59,570	5.38	3,034,442	51,553	6.79
States and political subdivision obligations (3)	125,483	2,501	7.97	157,226	3,463	8.81
Other securities (3)	753,404	10,540	5.60	911,581	16,000	7.02
Trading securities	75,782	672	3.55	54,379	594	4.37
Time deposits in other banks	5,475	26	1.87	29,048	300	4.09
Federal funds sold and other short-term investments	39,867	191	1.90	52,336	490	3.72

Total earning assets	18,031,549	290,982	6.42	15,609,865	310,358	7.91

Non-earning assets:
Cash and due from banks	418,062			425,866
Bank owned life insurance	221,185			187,822
Investment in First Market Bank	26,221			23,348
Premises and equipment	251,228			203,270
Goodwill	1,071,943			911,204
Core deposit intangibles	262,844			253,732
All other assets, net	356,642			284,511

Total assets	$20,639,674			17,899,618

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,591,451	15,605	1.11%	4,657,037	26,395	2.25
Jumbo and brokered certificates of deposit	1,683,886	8,611	2.03	1,504,141	16,210	4.28
Time deposits	4,778,297	41,651	3.46	4,225,175	59,452	5.58

Total interest-bearing deposits	12,053,634	65,867	2.17	10,386,353	102,057	3.90
Short-term borrowed funds	1,192,955	5,393	1.79	1,047,314	8,602	3.26
FHLB advances	2,133,208	24,010	4.47	2,090,236	25,586	4.86
Trust preferred securities and long-term debt	281,684	2,410	3.42	82,015	1,180	5.75

Total interest-bearing liabilities	15,661,481	97,680	2.47	13,605,918	137,425	4.01

Other liabilities and stockholders’ equity:
Demand deposits	1,989,040			1,491,593
Other liabilities	382,656			386,223
Stockholders’ equity	2,606,497			2,415,884

Total liabilities and stockholders’ equity	$20,639,674			17,899,618

Net interest income and net interest margin (4)		$193,302	4.27%		172,933	4.42

Interest rate spread (5)			3.95%			3.90

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2002 and 2001.

(2)	The average loan balances include non-accruing loans. Gross loan fees of $9,679,000 and $11,241,000 for 2002 and 2001, respectively, are included in interest income.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	Net interest margin is computed by dividing net interest income by total earning assets.

(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans.

We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not dramatically deteriorated. Management believes that our strong collateral positions will prevent significant charge-offs from assets that are currently not performing. The following table summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended September 30, 2002 (dollars in thousands):

2002	2001

Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Loans outstanding	$12,740,563	12,470,030	12,264,784	11,974,765	11,516,651
Ratio of allowance for loan losses to loans outstanding	1.28%	1.30	1.31	1.31	1.31
Average loans outstanding for the period	$12,600,075	12,335,537	12,108,855	11,773,105	11,370,853
Ratio of annualized net charge-offs to average loans for the period	.29%	.24	.26	.25	.21
Ratio of recoveries to charge-offs for the period	13.17%	18.06	18.18	21.18	21.09
Ratio of nonperforming loans to:
Loans outstanding	.23%	.24	.27	.19	.13
Total assets	.14%	.15	.16	.12	.08
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.50%	.53	.39	.31	.24
Total assets	.31%	.32	.24	.19	.15
Allowance for loan losses to total nonperforming loans	5.51	x	5.30	4.89	6.86	9.73

The ratio of nonperforming loans to loans outstanding was .23% at September 30, 2002 compared to .24% at June 30, 2002 and .13% at September 30, 2001. The decrease from June 30, 2002 to September 30, 2002 is due to a combination of decreased nonperforming loans and increased loans outstanding at period end.

At September 30, 2002, total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $64.0 million or .50% of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $65.7 million or .53% at June 30, 2002 and $27.7 million or .24% at September 30, 2001. Management believes nonperforming assets have reached a peak. Management anticipates that net charge-offs for the fourth quarter of 2002 will be between 20 and 25 basis points.

Based on its review, management believes that the allowance for loan losses at September 30, 2002 is adequate to absorb estimated probable losses inherent in the loan portfolio. The allocation of components of the allowance at September 30, 2002 are consistent with the amounts at December 31, 2001. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring additions to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Non-interest income, excluding investment securities transactions, increased from $76.6 million in third quarter 2001 to $98.3 million in third quarter 2002. Service charges on deposit accounts increased $11.8 million from $29.6 million in third quarter of 2001 to $41.4 million in third quarter 2002 due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to growth in consumer demand deposit accounts. Broker/dealer revenue and other commissions increased $4.5 million, from $15.1 million for the third quarter of 2001 to $19.6 million in third quarter 2002. Other income increased $3.0 million from $10.3 million in the third quarter of 2001 to $13.3 million in the third quarter of 2002 due primarily to increased net mortgage banking revenue. Annualized noninterest income as a percentage of average tangible assets improved to 2.12% for third quarter 2002 compared to 1.88% in the same period of 2001.

Due to the significant impact that non-recurring expenses and amortization of intangibles have on our financial results, management monitors our financial information on a cash operating basis. Noninterest cash operating expense is computed as total noninterest expense less non-recurring expense and amortization of intangibles. See the “Operating Cash Earnings” section above for further discussion and a table providing the details of the calculations. Noninterest cash operating expense increased $26.1 million to $139.2 million in third quarter 2002 from $113.1 million in third quarter 2001, due primarily to the business combinations discussed in Footnote 1 to the financial statements. Personnel expenses increased $13.1 million in the third quarter of 2002 over the third quarter of 2001 primarily due to higher headcount in revenue-related areas, due largely to acquisitions, and commissions paid for higher revenue in the mortgage and broker/dealer businesses. We had 5,402 full-time equivalent employees at September 30, 2002 compared to 4,809 at September 30, 2001. Occupancy and equipment expense increased $3.9 million in the third quarter of 2002 over the same quarter in 2001 due in large part to our expanded branch network. Other expenses increased $9.1 million in the third quarter of 2002 due primarily to increased cardholder/merchant processing expense, advertising, telecommunications, professional services, miscellaneous losses, and the expanded branch network.

As a result of the aforementioned changes, net overhead (noninterest cash operating expense less noninterest income) as a percentage of average tangible assets decreased to .74% for the three months ended September 30, 2002 from .80% for the three months ended June 30, 2002 and .81% for the three months ended September 30, 2001. Our cash efficiency ratio (noninterest cash operating expense as a percentage of taxable equivalent net interest income and noninterest income) was 46.90%, 46.47% and 44.85% for the three months ended September 30, and June 30, 2002 and September 30, 2001, respectively. Our efficiency ratios during 2002 have been negatively impacted by the economy and our branch expansions. The following schedule presents noninterest income and noninterest cash operating expense (annualized) as a percentage of average tangible assets for the five quarters ended September 30, 2002.

	2002			2001

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Noninterest income	2.12%	2.02	1.89	2.12	1.88

Personnel expense	1.46	1.45	1.53	1.58	1.38
Occupancy and equipment expense	.41	.40	.38	.34	.38
Other operating expense, cash basis	.99	.97	.89	1.03	.93

Noninterest expense, cash basis	2.86	2.82	2.80	2.95	2.69

Net overhead, cash basis	.74%	.80	.91	.83	.81

Cash efficiency ratio	46.90%	46.47	46.54	47.07	44.85

In the third quarter of 2002, core deposit intangibles amortization totaled $17.5 million compared to $14.4 million for the quarter ended September 30, 2001. Due to the change in accounting standards relating to intangibles discussed earlier, we recorded no goodwill amortization in 2002. This compares to $12.1 million of goodwill amortization recognized in the third quarter of 2001.

Results of Operations – Nine Months Ended September 30, 2002 and 2001

Net income for the nine months ended September 30, 2002 totaled $238.7 million compared to $165.4 million for the nine months ended September 30, 2001. Basic and diluted net income per share totaled $1.16 and $1.14, respectively, for the first nine months of 2002. For the same period in 2001, basic and diluted net income per share totaled $.81 and $.80, respectively. Annualized returns on average assets and stockholders’ equity were 1.58% and 12.56%, respectively, for the nine months ended September 30, 2002 compared to 1.25% and 9.21%, respectively, for the nine months ended September 30, 2001.

Operating cash earnings for the nine months ended September 30, 2002 totaled $274.3 million compared to $230.4 million for the same period in 2001. Basic and diluted operating cash earnings per share totaled $1.33 and $1.32, respectively, for the first nine months of 2002 and $1.12 and $1.11, respectively, for the same period of 2001. Annualized operating cash returns on average tangible assets and average tangible equity were 1.95% and 30.08%, respectively, in 2002 compared to 1.87% and 25.19%, respectively, for the same period in 2001.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 3. Taxable equivalent net interest income was $570.2 million for the first nine months of 2002, compared to $500.6 million for the same period in 2001, a 13.9% increase. Our net interest margin improved 1 basis point and our interest rate spread improved 24 basis points during 2002 compared to 2001 largely due to the decreased rate paid on interest-bearing liabilities more than offsetting the lower rate earned on interest-earning assets. During the nine months ended September 30, 2002, our average “net free liabilities” grew approximately $286.1 million compared to the same period in 2001. Their contribution to the net interest margin fell from 58 basis points for the nine months ended September 30, 2001 to 35 basis points for the same period in 2002 due to the decline in our average yield on interest-earning assets, as previously discussed.

PROVISION FOR LOAN LOSS The provision for loan losses for the first nine months of 2002 was $25.2 million compared to $22.3 million in the same period of 2001. Net loan charge-offs totaled $24.4 million and $16.8 million for the nine months ended September 30, 2002 and 2001, respectively, and as a percentage of average loans (annualized) were .26% and .20%, respectively, for 2002 and 2001. The allowance for loan losses at September 30, 2002 covers annualized net charge-offs 5.01 times compared to 2001’s 6.71 times.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $228.3 million in the first nine months of 2001 to $274.2 million for the same period in 2002. Of this increase, $28.1 million is due to increased service charges on deposit accounts for reasons previously discussed. Broker/dealer revenue and other commissions increased $6.3 million, from $46.4 million for the first nine months of 2001 to $52.7 million in 2002. Other income increased $7.4 million due to increased earnings on bank owned life insurance and net mortgage banking revenue. Annualized noninterest income as a percentage of average tangible assets improved to 2.02% for the first nine months of 2002 compared to 1.88% in 2001.

Noninterest cash operating expense increased to $398.3 million for the first nine months of 2002 from $340.5 million for the same period in 2001, primarily from the business combinations discussed previously. Personnel expenses increased $28.0 million in the first nine months of 2002 over the same period in 2001 primarily due to higher headcount in revenue-related areas, due largely to acquisitions, and commissions paid for higher revenue in the mortgage and broker/dealer businesses. Occupancy and equipment expense increased $9.6 million in the first nine months of 2002 over the same period in 2001 due in part to our expanded branch network. Other expenses increased $20.1 million in the first nine months of 2002 over the same period in 2001 due to increased general operating expenses and our expanded branch network.

Table 3

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Nine Months Ended September 30, 2002 and 2001
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2002			2001

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning assets:
Loans (2)	$12,349,955	657,159	7.11%	11,183,577	729,487	8.72
U.S. Treasury and agency obligations (3)	4,218,148	172,589	5.45	2,939,998	157,940	7.17
States and political subdivision obligations (3)	134,531	8,209	8.14	169,463	9,275	7.30
Other securities (3)	761,605	32,869	5.75	1,022,784	54,879	7.15
Trading securities	80,245	1,727	2.87	59,529	2,313	5.18
Time deposits in other banks	18,590	336	2.41	27,475	1,010	4.92
Federal funds sold and other short-term
Investments	30,024	468	2.08	68,398	2,609	5.10

Total earning assets	17,593,098	873,357	6.63	15,471,224	957,513	8.27

Non-earning assets:
Cash and due from b anks	442,199			391,440
Bank owned life insurance	217,573			137,029
Investment in First Market Bank	25,425			22,857
Premises and equipment	243,245			203,873
Goodwill	1,051,179			919,791
Core deposit intangibles	271,507			267,846
All other assets, net	300,065			282,483

Total assets	$20,144,291			17,696,543

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,625,867	51,534	1.28%	4,546,760	91,350	2.69
Jumbo and brokered certificates of deposit	1,596,697	25,719	2.15	1,741,863	67,889	5.22
Time deposits	4,655,235	135,311	4.11	4,197,296	186,984	5.95

Total interest-bearing deposits	11,877,799	212,564	2.39	10,485,919	346,223	4.41
Short-term borrowed funds	1,096,987	13,354	1.63	1,070,108	34,011	4.25
FHLB advances	2,058,921	69,825	4.53	1,839,466	72,690	5.28
Trust preferred securities and long-term debt	281,928	7,365	3.52	84,391	4,002	6.32

Total interest-bearing liabilities	15,315,635	303,108	2.65	13,479,884	456,926	4.53

Other liabilities and stockholders’ equity:
Demand deposits	1,887,139			1,398,349
Other liabilities	399,749			407,913
Stockholders’ equity	2,541,768			2,410,397

Total liabilities and stockholders’ equity	$20,144,291			17,696,543

Net interest income and net interest margin (4)		$570,249	4.33%		500,587	4.32

Interest rate spread (5)			3.98%			3.74

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2002 and 2001.

(2)	The average loan balances include non-accruing loans. Loan fees of $33,094,000 and $31,197,000 for 2002 and 2001, respectively, are included in interest income.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	Net interest margin is computed by dividing net interest income by total earning assets.

(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Our cash efficiency ratio was 46.64% and 46.47% for the nine months ended September 30, 2002 and 2001, respectively. The following schedule presents noninterest income and noninterest cash operating expense (annualized) as a percentage of average tangible assets for the nine months ended September 30, 2002 and 2001.

	2002	2001

Noninterest income	2.02%	1.88

Personnel expense	1.48	1.46
Occupancy and equipment expense	.40	.38
Other operating expense, cash basis	.95	.92

Noninterest expense, cash basis	2.83	2.76

Net overhead, cash basis	.81%	.88

In 2002, core deposit intangibles amortization totaled $53.0 million compared to $44.1 million in 2001. Due to the change in accounting standards relating to intangibles discussed earlier, we recorded no goodwill amortization in 2002, compared to $36.2 million of goodwill amortization recognized in 2001.

Financial Condition and Capital Resources

Total assets have increased to $20.9 billion at September 30, 2002 from $18.5 billion at September 30, 2001. Quarterly average assets increased to $20.6 billion for the third quarter of 2002 from $17.9 billion for the same quarter in 2001. The increase was largely attributable to the acquisitions.

Our capital position has historically been strong as evidenced by the ratio of tangible equity to tangible assets of 6.69% and 7.25% as of September 30, 2002 and 2001, respectively. The purchase acquisitions mentioned previously, particularly the Wachovia branch purchase, have caused the decline in the tangible assets ratio. Management has targeted a 7.00% tangible equity to tangible assets ratio, which it expects to achieve by early 2003. Our book value per share at September 30, 2002 was $12.83 compared to $11.84 at September 30, 2001. The effect of unrealized gains on investment securities available for sale, net of applicable tax expense, increased stockholders’ equity by $34.9 million from December 31, 2001. As of September 30, 2002, unrealized gains on investment securities available for sale, net of applicable tax expense, totaled $47.7 million and contributed $.23 per share to period-end book value.

On October 17, 2002, NCF’s Board of Directors declared a quarterly cash dividend of $.17 per common share payable January 2, 2003 to shareholders of record December 6, 2002. The dividend was increased from $.15 per common share to $.17 per common share effective with the dividend declared July 16, 2002 and paid on October 1, 2002.

Under a stock repurchase plan adopted by the Board of Directors on June 19, 2001, NCF repurchased and retired 1.3 million shares of its common stock during the first nine months of 2002, 1.2 million of which were repurchased during the third quarter. There are approximately 1.7 million shares remaining to be repurchased under the current authorization. Management anticipates that it will continue to repurchase shares in the fourth quarter prior to the expiration of the current repurchase authorization on December 31, 2002.

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

Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines and all of our banking subsidiaries were considered to be “well-capitalized” at September 30, 2002. The following table discloses NCF and NBC’s components of capital, risk-adjusted asset information and capital ratios at September 30, 2002 (dollars in thousands):

	NCF	NBC

Tier I capital	$ 1,511,603	1,401,957
Tier II capital:
Allowable loan loss reserve	163,336	162,678
Subordinated debt	6,599	—
Other	82	82

Total capital	$ 1,681,620	1,564,717

Risk-adjusted assets	$14,328,482	14,193,985
Average regulatory assets	19,258,222	19,240,339
Tier I capital ratio	10.55%	9.88
Total capital ratio	11.74	11.02
Leverage ratio	7.85	7.29

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at September 30, 2002 is presented in Table 4. At September 30, 2002, we had a cumulative “positive gap” (interest-sensitive assets exceeded interest-sensitive liabilities and interest rate swaps) of $185.9 million or .95 percent of total tangible assets over a twelve-month horizon. This compares to a cumulative negative gap of $1.7 billion or 9.22 percent of total tangible assets over a twelve-month horizon at December 31, 2001. Management has restructured the balance sheet during 2002 to a slight asset sensitive gap position anticipating future interest rate increases during 2003. The ratio of tangible assets to liabilities, tangible equity and interest rate swaps was 1.02x at September 30, 2002 compared to .83x at December 31, 2001.

In November 2002, the Federal Reserve reduced the federal funds rate 50 basis points to 1.25% and NCF lowered its prime rate by the same amount to 4.25%. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 4, the decline in interest rates could have a negative impact on our margin during the fourth quarter and could continue in 2003 until our interest-bearing liabilities reprice.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of August 31, 2002 and those results do not vary significantly from those that would have been obtained for an analysis as of September 30, 2002.

Table 4

INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands)

	As of September 30, 2002 (1)

	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total

Assets:
Short term investments	$116,598		—	—	116,598	—	116,598
Investment securities	675,871		767,044	580,484	2,023,399	3,423,734	5,447,133
Loans	5,122,394		960,159	1,013,334	7,095,887	5,644,676	12,740,563
Other assets	—		—	—	—	1,313,254	1,313,254

Total tangible assets	5,914,863		1,727,203	1,593,818	9,235,884	10,381,664	19,617,548

Liabilities:
Noninterest DDA	183,230		366,461	—	549,691	1,636,263	2,185,954
Savings deposits	1,070,814		620,400	620,400	2,311,614	3,246,607	5,558,221
Time deposits	1,058,043		1,788,582	1,755,081	4,601,706	2,077,245	6,678,951
Short-term borrowed funds	802,128		—	—	802,128	210,000	1,012,128
Long-term debt	170,382		284,661	129,840	584,883	1,912,979	2,497,862
Other liabilities	—		—	—	—	371,102	371,102

Total liabilities	3,284,597		3,060,104	2,505,321	8,850,022	9,454,196	18,304,218
Tangible equity	—		—	—	—	1,313,330	1,313,330

Total liabilities and tangible equity	3,284,597		3,060,104	2,505,321	8,850,022	10,767,526	19,617,548

Interest rate swaps:
Pay floating/receive fixed	—		200,000	—	200,000	(200,000)	—

Total interest rate swaps	—		200,000	—	200,000	(200,000)	—

Interest sensitivity gap	$2,630,266		(1,532,901)	(911,503)	185,862

Cumulative gap	$2,630,266		1,097,365	185,862

Cumulative ratio of tangible assets to liabilities, tangible equity and interest rate swaps	1.80	x	1.17	1.02

Cumulative gap to total tangible assets	13.41%		5.59	.95

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of August 31, 2002, a 100 basis point increase is projected to increase net income .2% and a 100 basis point decrease is projected to decrease net income 1.2%. As mentioned earlier, we have restructured our balance sheet to lessen our exposure to interest rate increases. At December 31, 2001, Simulation Analysis projected a 2.3% decrease in net income with a 100 basis point increase and a 1.2% decrease with a 100 basis point decrease. The model’s December 31, 2001 projection of decreased net income, whether interest rates rise or fall, is due to asymmetrical pricing assumptions and call risk. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

As of September 30, 2002, management believes that NCF is positioned to avoid material negative changes in net income resulting from future changes in interest rates. Management continues to target a neutral position relative to future interest rate increases as it believes interest rate increases will begin in 2003. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

Management uses both on- and off-balance sheet strategies to manage the balance sheet. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed and variable rate products. Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible.

Estimating the amount of interest rate risk requires using significant assumptions about the future. These estimates will be different from actual results for many reasons, including but not limited to, changes in the growth of the overall economy, changes in credit spreads, market interest rates moving in patterns other than the patterns chosen for analysis, changes in customer preferences, changes in tactical and strategic plans and changes in Federal Reserve policy. Stress testing is performed quarterly on all market risk measurement analyses to help understand the relative sensitivity of key assumptions and thereby better understand and evaluate our risk profile.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Statement 147 removes acquisitions of financial institutions from the scope of both FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 147 also amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Statement 147 is effective October 1, 2002. Adoption of this pronouncement October 1, 2002 is not expected to have a material impact on NCF’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

NCF’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of NCF’s loan and deposit portfolios is such that a significant rise or decline in interest rates may adversely impact net market values and net interest income. NCF is not subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with ALCO, comprised of senior management. ALCO regularly reviews NCF’s interest rate risk position and adopts balance sheet strategies that are intended to optimize net interest income while maintaining market risk within a set of Board-approved guidelines.

Management believes that there have been no other significant changes in market risk as disclosed in NCF’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

(a).    Evaluation of Disclosure Controls and Procedures

NCF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NCF’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. NCF also has an investment in an unconsolidated entity which is not under our control. Consequently, our disclosure controls and procedures with respect to such entity are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of NCF’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NCF’s disclosure controls and procedures are effective in timely alerting them to material information relating to NCF (including its consolidated subsidiaries) that is required to be included in our Exchange Act filings.

(b).    Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our evaluation was completed.

Special Note Regarding Analyst Reports

Investors should also be aware that while NCF’s management does, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NCF agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NCF.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a).    Exhibits

99.1	Certification of Periodic Report by Chief Executive Officer

99.2	Certification of Periodic Report by Chief Financial Officer

(b).    Reports on Form 8-K

A current report on Form 8-K dated August 13, 2002 was filed August 13, 2002 under Item 7 furnishing the Statement under Oath of Principal Executive Officer, Statement under Oath of Principal Financial Officer, Certification of Periodic Report by Chief Executive Officer and Certification of Periodic Report by Chief Financial Officer and under Item 9 reporting Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION Registrant
Date:	November 13, 2002	/s/ RICHARD W. EDWARDS

Richard W. Edwards Chief Accounting Officer

CERTIFICATIONS

I, Ernest C. Roessler, certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of National Commerce Financial Corporation;

(2)   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ ERNEST C. ROESSLER

Ernest C. Roessler Chief Executive Officer

I, Sheldon M. Fox, certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of National Commerce Financial Corporation;

(2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ SHELDON M. FOX

Sheldon M. Fox Chief Financial Officer