Form 10-K
period 2002-12-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2003-03-07
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number: 0-6094

NATIONAL COMMERCE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

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

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 20, 2003 was $4,688,766,333. On February 20, 2003, there were 205,649,197 outstanding shares of the Registrant’s $2.00 par value Common Stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 23, 2003, which Proxy Statement has been filed contemporaneously herewith, are incorporated in Part III of this report.

CROSS REFERENCE INDEX

Part I.			Page
	Item 1.	Business	3
		Description	3
		Average Balance Sheets	15
		Net Interest Income Analysis — Taxable Equivalent Basis	15
		Net Interest Income and Volume/Rate Variance — Taxable Equivalent Basis	16
		Investment Securities Portfolio	21
		Investment Securities — Maturity/Yield Schedule	21
		Types of Loans	19
		Maturities and Sensitivities of Loans to Changes in Interest Rates	20
		Nonperforming Assets	27
		Loan Loss Experience	25
		Average Deposits	22
		Maturity Distribution of Large Denomination Time Deposits	30
		Return on Equity and Assets	9
		Short-Term Borrowings	48
	Item 2.	Properties	6
	Item 3.	Legal Proceedings	6
	Item 4.	Submission of Matters to a Vote of Security Holders	7
Part II.
	Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters	8
	Item 6.	Selected Financial Data	8
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 8.	Financial Statements and Supplementary Data	33
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Part III.
	Item 10.	Directors and Executive Officers of the Registrant	65
	Item 11.	Executive Compensation	65
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	65
	Item 13.	Certain Relationships and Related Transactions	65
	Item 14.	Controls and Procedures	65
Part IV.
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	66

	Signatures		69

	Certifications		71

Item 1.    BUSINESS

REGISTRANT

National Commerce Financial Corporation (“NCF”) is a registered bank holding company headquartered in Memphis, Tennessee. We provide banking and other financial services through our banking and non-banking subsidiaries. We are the surviving corporation from the July 2000 merger of National Commerce Bancorporation with the former CCB Financial Corporation (“CCBF”), an $8.8 billion bank holding company at the time of the merger headquartered in Durham, North Carolina. At December 31, 2002, we had consolidated assets of approximately $21.5 billion.

Our primary banking subsidiary is National Bank of Commerce (“NBC”). NBC is a nationally chartered bank headquartered in Memphis, Tennessee with its operations headquarters in Durham, North Carolina. In North and South Carolina, NBC operates under the name Central Carolina Bank (“CCB”). NBC offers commercial and retail banking, savings and trust services through 266 CCB offices located in North Carolina and South Carolina and 183 NBC offices located in Tennessee, Mississippi, Arkansas, Georgia, Virginia and West Virginia. In addition, NBC offers trust services through a subsidiary located in Florida. NBC had approximately $21.3 billion in assets at December 31, 2002. NBC provides a full range of financial products including demand and time deposits; secured and unsecured commercial and consumer loans; safe deposit boxes; trust services for corporations, employee benefit plans and individuals; and certain insurance and securities brokerage services. We own all of the outstanding shares of NBC Bank, FSB, a $26 million federal savings bank that operates two branches in DeSoto County, Mississippi. We also own a 49 percent interest in First Market Bank, FSB (“First Market”). First Market operates 28 branch offices in the Richmond, Virginia area. Additionally, we own all of the outstanding common stock of numerous non-bank subsidiaries that provide a variety of financial services. The principal assets of NCF are all of the outstanding shares of common stock of its subsidiaries. NCF’s principal sources of revenue are the interest income and dividends it receives from its banking subsidiaries. Additional information relating to National Commerce Financial Corporation only is set forth in Note 18 to the Consolidated Financial Statements.

In February 2002, NBC acquired 37 former Wachovia and First Union branches from Wachovia Bank, N.A. and First Union National Bank. In the transaction, NBC acquired loans of approximately $450 million, investment securities of approximately $1 billion and deposits of approximately $1.4 billion. In December 2002, NCF acquired BancMortgage Financial Corp. (“BancMortgage”), an Atlanta-based mortgage originator. BancMortgage is a subsidiary of NBC. Additional information on the acquisitions is set forth in Note 2 to the Consolidated Financial Statements.

We operate our non-bank businesses through six wholly owned non-bank subsidiaries: TransPlatinum Service Corp. (“TransPlatinum”), Commerce Capital Management, Inc., USI Alliance, First Mercantile Trust, First Mercantile Capital Management (“First Mercantile Capital”), and Senior Housing Crime Prevention Foundation Investment Corporation. TransPlatinum and its two wholly owned subsidiaries provide financial services to the trucking and petroleum industries and bankcard services to merchants. TransPlatinum’s subsidiary Fleet One, LLC, provides fuel cards and related transportation services and subsidiary Prime Financial Services, Inc. is a receivables financing company. Commerce Capital Management, Inc. is an investment advisor registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisor’s Act of 1940. USI Alliance and Senior Housing Crime Prevention Foundation Investment Corporation are providers of security programs for the long-term care industry. First Mercantile Trust provides processing and other services for retirement plans. First Mercantile Capital provides professional money management services for employee benefit plans.

NBC has 16 wholly owned non-bank subsidiaries, including: National Commerce Bank Services, Inc. (“NCBS”) a provider of retail banking consulting services to other financial institutions; Salem Trust Company, a provider of institutional trust services in Florida; BancMortgage, a mortgage originator; and NCF Financial Services, Inc., a registered broker/dealer providing retail brokerage services. Additionally, NBC owns 80 percent of NBC Capital Markets Group, Inc. (“Capital Markets”), a registered broker/dealer providing retail and institutional brokerage services.

BUSINESS SEGMENTS

Management views our business as consisting of two business segments, traditional banking and financial enterprises. The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed to meet the saving and transaction needs of our customers. Our traditional banking segment also provides lending and related financial services to small- and medium-sized corporations. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. Our banks also manage investment portfolios and provide non-deposit based funding. The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities. See Note 19 to the Consolidated Financial Statements for segment information.

COMPETITION

We face vigorous competition in all our major geographic markets and across all products that we offer. Our banks compete with other major commercial banks, diversified financial institutions such as thrift institutions, money market and other mutual funds, securities firms, mortgage companies, leasing companies, finance companies and a variety of financial services and advisory companies. Competitors are not limited to companies located in our immediate geographic markets, as an increased variety of financial services are being offered on the Internet. Larger competing financial institutions may be able to offer services and products that are not cost-efficient for us to offer. Moreover, larger competitors have access to greater financial resources that allow higher lending limits than our banks can offer.

The Gramm-Leach-Bliley Financial Modernization Act (the “Modernization Act”) enacted in 1999 permits bank holding companies to become financial holding companies (“FHC”) that may engage in a substantially broader range of nonbanking activities than was permissible prior to enactment. A bank holding company may become a FHC if it meets management, capital and Community Reinvestment Act (“CRA”) standards. We have not applied to become a FHC but may elect to do so in the future.

No prior regulatory approval is required for a FHC to acquire a company, other than a bank or savings association, engaged in activities that are “financial in nature” which are expressly permitted under the Modernization Act. Activities cited by the Modernization Act as being “financial in nature” include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank may also engage, subject to limitations, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment. A national bank may engage in these activities through a financial subsidiary or through the bank, if the bank meets management, capital and CRA standards. In addition, a FHC or a national bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory CRA rating.

The Modernization Act allows insurers and other financial services companies to acquire banks, removes various restrictions that applied to bank holding companies ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Modernization Act also modifies laws related to financial privacy and community reinvestment.

The Modernization Act will change our competitive environment in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon our financial condition, results of operations or future prospects.

INTERSTATE BANKING AND BRANCHING

Federal law permits bank holding companies to acquire banks and bank holding companies located in any state, subject to certain concentration limits and other requirements. Any subsidiary bank of a bank holding company may receive deposits, renew time deposits, make loans, service loans and receive loan payments as an agent for any other bank subsidiary, wherever located, of that bank holding company. Banks may acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states or establishing de novo branch offices in other states. The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation “opting in” to those applicable provisions of federal law. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of those applicable provisions of federal law.

SUPERVISION AND REGULATION

Bank holding companies and their subsidiaries are subject to extensive federal and state regulation. This regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds and not security holders or other owners of the institutions. The following is a summary of regulations and statutes that affect us. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us may have a material effect on our businesses.

Bank Holding Company Regulation

As a bank holding company, NCF is subject to regulation under the Bank Holding Company Act (“BHCA”), and to inspection, examination and supervision by the Federal Reserve Board. Under the BHCA, bank holding companies generally may not acquire the ownership or control of more than 5 percent of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. Generally, a bank holding company may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related or incidental to banking unless it has elected to become a FHC whereby it is subject to different requirements, as previously discussed.

There are a number of obligations and restrictions imposed by law on a bank holding company. These safety and soundness measures are designed to minimize potential loss to depositors and the Federal Deposit Insurance Corporation (“FDIC”) insurance funds. For example, if an insured banking subsidiary becomes “undercapitalized”, the parent bank holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with the federal banking agency that is its primary regulator. Also, a bank holding company is required to serve as a source of financial strength to its banking subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a banking subsidiary of the bank holding company.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets of 8 percent. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3 percent in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1 percent to 2 percent above the stated minimum.

Regulation of Banking Subsidiaries

NBC is a national bank chartered under the National Banking Act and, as such, is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and, secondarily, by the FDIC and the Federal Reserve Board. NBC Bank, FSB and First Market Bank, FSB are federal savings banks primarily regulated by the Office of Thrift Supervision (the “OTS”). We have other direct and indirect subsidiaries that are subject to various other laws, regulations, supervision and examination by other state and federal regulatory agencies such as the National Association of Securities Dealers (“NASD”) and SEC. These include the regulation, examination and supervision of our subsidiaries and affiliates engaged in broker/dealer activities, investment advisory activities and insurance activities.

Almost every aspect of the operations and financial condition of our subsidiary and affiliated banks are subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law. These include requirements governing capital adequacy, liquidity, earnings, dividends, reserves against deposits, management practices, branching, loans, investments and provision of services. The federal banking agencies have broad enforcement powers over our subsidiary and affiliated banks. These agencies have the power to terminate deposit insurance, to impose substantial fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions are met.

Insurance Assessment

The deposits of our subsidiary and affiliated banks are insured up to regulatory limits by the FDIC. A majority of these deposits are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of these deposits (relating to the acquisitions of various savings associations) are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC.

The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank’s capitalization and supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which the FDIC classifies it.

The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the debt obligations issued by the Financing Corporation (“FICO”).

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and securities holdings, constitutes the major portion of its earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open market dealings in United States government securities, setting the discount rate at which banks may borrow from the Federal Reserve Board, and setting the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on NCF and its subsidiaries cannot be predicted.

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file reports with the SEC, including Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events) and Form DEF 14A (Proxy Statement). We may file additional forms as circumstances warrant. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. We make available on our corporate website, www.ncfcorp.com, our filings with the SEC, including all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our executive officers are elected or appointed by our board of directors to hold their offices at the pleasure of the board, subject to the terms of employment agreements that are filed or incorporated as Exhibits to this Annual Report. At February 28, 2003, our executive officers were as follows:

Name	Age	Office Held
Ernest C. Roessler	61	Chairman, President, Chief Executive Officer and Director
William R. Reed, Jr.	56	Chief Operating Officer
Sheldon M. Fox	42	Chief Financial Officer
J. Scott Edwards	57	Chief Administrative Officer
Richard L. Furr	53	President, Central Carolina Bank
David T. Popwell	43	Executive Vice President

These officers have served as our executive officers for more than five years except for the following:

Mr. Roessler served as Chairman of the Board, President and Chief Executive Officer of CCBF prior to July 2000;

Mr. Fox served as Executive Vice President and Chief Financial Officer of CCBF prior to July 2000. Prior to October 1998, he was a Partner with KPMG LLP;

Messrs. Edwards and Furr served as Senior Executive Vice Presidents of CCBF prior to July 2000; and

Mr. Popwell was elected Executive Vice President of NCF in August 1998. Prior to that time, he was an attorney with Baker, Donelson, Bearman and Caldwell for more than five years.

EMPLOYEE RELATIONS

As of December 31, 2002, NCF and its subsidiaries employed 5,490 full-time equivalent employees. NCF and its subsidiaries are not parties to any collective bargaining agreements and employee relations are considered to be good.

Item 2.    PROPERTIES

Our principal executive offices are located in leased space at One Commerce Square, Memphis, Tennessee. NBC’s Customer Service Center is a leased building located in Durham, North Carolina. Our subsidiary banks operate 451 banking offices, approximately 227 of which are either leased buildings or leased property on which banking offices have been constructed. Our subsidiary banks have 506 ATM locations in operation. In addition, First Market operates 28 banking offices and 48 ATM locations.

Item 3.    LEGAL PROCEEDINGS

Certain legal claims have arisen in the normal course of business in which NCF and certain of its bank subsidiaries have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF’s financial position or results of operations.

In addition to legal actions in the normal courses of business, on December 10, 2002, the Corky’s Bar-B-Que retirement plan, through its co-trustees, on behalf of itself and its plan participants and on behalf of all similarly situated retirement plans and their plan participants, filed a putative class action lawsuit against First Mercantile and NBC, First Mercantile Capital and First Mercantile directors and officers Kenneth Lenoir and Scot Lenoir. Corky’s has withdrawn as a named plaintiff and an amended complaint has been filed adding two other named plaintiffs and NCF as a defendant. The suit alleges that the Lenoirs, First Mercantile and First Mercantile Capital violated ERISA, the Investment Advisers Act, and conducted an enterprise under RICO, by disclosing one fee for retirement plan administration and investment services but actually collecting a different, higher fee for those services. The suit also alleges that we and NBC violated ERISA by transferring plans from NBC to First Mercantile for administration and investment services, conspired with the other defendants and facilitated the RICO enterprise, and exercised dominion and control over First Mercantile justifying imputation of First Mercantile’s conduct to us and NBC. The plaintiffs seek certification of a class allegedly consisting of 2,300 plans with over 100,000 plan participants and beneficiaries, rescission of all contracts between First Mercantile and putative class members, restoration to putative class members of all funds placed with First Mercantile, disgorgement of all fees paid, prejudgment and post-judgment interest, attorneys’ fees and costs. The plaintiffs also seek a declaration that a mid-October, 2002, agreement between First Mercantile and a significant number of retirement plans regarding the fee issue is null and void. We obtained the mid-October 2002 agreement from affected customers after we determined that certain client information and agreements were out of date and that some lacked documentation with reference to trustee’s fees being collected for services rendered to the customers and plans. The amended complaint alleges an unspecified amount of compensatory damages and also seeks any damages to be tripled under RICO. The defendants have vigorously defended this suit to date and will continue doing so. The amount of damages awarded, if any, which could result if the plaintiffs were to prevail in their suit cannot be determined as no hearings have occurred with respect to the appropriateness of class certification. No liability was recorded in the financial statements at December 31, 2002.

Additionally, a thrift institution acquired by CCB Financial Corporation and subsequently merged into CCB filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). During the 1980’s, in order to induce healthy thrift institutions to buy troubled thrifts, regulatory agencies allowed the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift’s tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory goodwill more rapidly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. The thrift institution’s supervisory goodwill arose from acquisitions in 1982. NCF is vigorously pursuing this litigation. The amount of recovery, if any, which could result if NCF were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have not been significant.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 2002.

PART II.

Item 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our stock is traded on the New York Stock Exchange under the symbol NCF. The stock prices listed in the table below represent the high, low and closing sales prices and cash dividends declared per share for the indicated periods. As of December 31, 2002, we had 12,875 shareholders of record. On January 14, 2003, we declared a dividend of $.17 per share for payment on April 1, 2003 to shareholders of record as of March 7, 2003. See “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of other shareholder matters.

	Prices			Cash Dividends Declared
	High	Low	Close
2002
First Quarter	$27.51	23.72	27.28	.15
Second Quarter	29.05	24.46	25.96	.15
Third Quarter	27.88	20.99	24.88	.17
Fourth Quarter	25.82	21.05	23.85	.17

2001
First Quarter	$27.44	21.56	24.81	.13
Second Quarter	25.55	22.15	24.37	.13
Third Quarter	27.05	22.00	26.10	.15
Fourth Quarter	26.10	22.29	25.30	.15

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Results of operations from all entities acquired through business combinations accounted for as purchases are included in the consolidated results of operations from the date of acquisition. NCF adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. The CCB merger significantly impacts the selected financial data presented below as average balances and earnings from the net assets acquired are not included for the full years 1998 and 1999 and approximately one-half of 2000.

Five Year Summary of Selected Financial Data

	Years Ended December 31
In Thousands Except Per Share Data	2002	2001	2000	1999	1998
Summary of Operations
Interest income	$1,130,497	1,222,865	937,976	455,974	379,730
Interest expense	396,891	571,752	517,204	229,334	193,005

Net interest income	733,606	651,113	420,772	226,640	186,725
Provision for loan losses	32,344	29,199	16,456	16,921	10,710

Net interest income after provision	701,262	621,914	404,316	209,719	176,015
Other income	379,486	318,253	184,982	90,322	83,588
Net investment securities gains (losses)	11,502	6,635	4,509	(3,095)	(804)
Other expenses	(618,228)	(588,118)	(513,897)	(157,106)	(139,363)

Income before taxes	474,022	358,684	79,910	139,840	119,436
Income taxes	150,412	133,388	34,600	47,208	40,569

Net income in accordance with GAAP	323,610	225,296	45,310	92,632	78,867
Non-recurring items, after-tax:
Merger-related expenses	3,211	7,304	50,466	—	—
Unrealized losses (gains) on interest rate swaps	—	—	50,198	(907)	—
Amortization of intangibles, after-tax:
Goodwill	—	48,240	26,884	3,479	1,043
Core deposit intangibles	42,657	35,853	21,067	2,426	1,147

Operating cash earnings (1)	$369,478	316,693	193,925	97,630	81,057

Per Share Data
Basic net income	$1.57	1.10	.29	.88	.79
Diluted net income	1.55	1.09	.28	.87	.77
Cash dividends	.64	.56	.48	.375	.32
Book value	13.06	11.97	11.52	6.00	4.03
Average shares outstanding:
Basic	205,933	204,972	157,387	104,947	99,678
Diluted	208,144	207,484	159,254	106,807	101,984

Average Balances
Total assets	$20,355,186	17,907,012	12,401,982	6,358,828	5,383,017
Loans	12,464,347	11,332,177	7,427,320	3,489,625	3,040,662
Earning assets	17,771,297	15,636,578	11,033,301	5,905,404	4,983,531
Goodwill	1,056,830	920,738	520,525	66,922	20,357
Core deposit intangibles	264,973	263,273	163,899	26,299	14,267
Deposits	13,906,677	11,950,703	8,158,282	4,120,703	3,675,427
Trust preferred securities and long-term debt	282,703	93,656	72,529	66,275	152,994
Interest-bearing liabilities	15,427,472	13,624,276	9,707,525	5,255,601	4,413,349
Stockholders’ equity	2,569,088	2,418,149	1,522,217	542,259	419,437

Selected Period End Balances
Total assets	$21,472,116	19,273,713	17,745,792	6,913,786	5,811,054
Loans	12,923,940	11,974,765	11,008,419	3,985,789	3,197,673
Allowance for loan losses	163,424	156,401	143,614	59,597	49,122
Goodwill	1,077,118	946,157	934,467	96,213	46,188
Core deposit intangibles	236,916	251,464	287,707	18,939	9,634
Deposits	14,494,734	12,619,479	11,979,631	4,495,900	3,947,275
Trust preferred securities and long-term debt	296,707	282,018	89,301	56,281	56,268
Stockholders’ equity	2,682,432	2,455,331	2,364,838	649,241	408,549

Ratios
Return on average assets	1.59%	1.26	.37	1.46	1.47
Return on average equity	12.60	9.32	2.98	17.08	18.80
Net interest margin, taxable equivalent	4.29	4.36	4.02	4.07	4.35
Net charge-offs to average loans	.25	.21	.20	.24	.25
Dividend payout ratio	40.76	50.91	165.52	42.61	40.51
Average equity to average assets	12.62	13.50	12.27	8.53	7.79

Excluding Non-Recurring Items and Amortization of Intangibles
Operating cash return on average tangible assets (2)	1.94%	1.89	1.65	1.56	1.52
Operating cash return on average tangible equity (2)	29.62	25.66	23.15	21.74	21.06
Operating cash earnings per share:
Basic	$1.79	1.55	1.23	.93	.81
Diluted	1.78	1.53	1.22	.91	.79

(1)	NCF analyzes its performance on a net income basis in accordance with accounting principles generally accepted in the United States, as well as on an operating cash basis before non-recurring items and amortization of intangibles referred to as “operating cash earnings.” Operating cash earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, NCF’s financial results excluding the impact of these items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with accounting principles generally accepted in the United States.
(2)	Average tangible assets and equity are determined as average total assets or equity, respectively, less average unamortized goodwill and core deposit intangibles. See Table 1 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a registered bank holding company headquartered in Memphis, Tennessee. We provide banking and other financial services through our banking and non-banking subsidiaries. We are the surviving corporation from the July 2000 merger of National Commerce Bancorporation with CCBF. Our banking subsidiaries are NBC and NBC Bank, FSB. In North and South Carolina, NBC operates under the name of Central Carolina Bank. We also are a 49% owner of First Market. First Market operates 28 branch offices in the Richmond, Virginia area. Additionally, we own all of the outstanding common stock of numerous non-bank subsidiaries that provide a variety of financial services. In February 2002, we acquired 37 former Wachovia and First Union branches from Wachovia Bank, N.A. and First Union National Bank. In the transaction, NBC acquired loans of approximately $450 million, investment securities of approximately $1 billion and deposits of approximately $1.4 billion. In December 2002, we acquired BancMortgage, an Atlanta-based mortgage originator. BancMortgage is a subsidiary of NBC. Additional information on the acquisitions is set forth in Note 2 to the Consolidated Financial Statements.

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

Risk Factors

The following risks are those we believe to pose the greatest risk to our financial condition, operations and prospects:

Fluctuations in Interest Rates Could Adversely Affect Our Net Interest Income

A major element of our net income is our net interest income, which consists largely of the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We cannot predict fluctuations of market interest rates, which are affected by, among other things, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, money supply and domestic and foreign financial markets. Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interest income and, consequently, our earnings per share.

Competition With Other Providers of Financial Services Could Adversely Affect Our Profitability

Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better established infrastructure and presence in those markets. Competition could have a material adverse effect on our net interest margin, our ability to recruit and retain associates in new and existing markets, our noninterest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, the Modernization Act has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

The Weak United States Economy and Prospects for War and Additional Terrorism Could Adversely Affect Our Growth Rate

The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. Various domestic or international military or terrorist activities or conflicts could further impact the domestic and international economy. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings. In addition, we could have a decline in loan demand, our largest source of revenue.

We are Subject to Significant Government Regulation Over Which We Have No Control

We are subject to regulation by federal banking agencies and authorities and the SEC. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, either of which could have a material adverse effect on earnings. The Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders, cover debt obligations and for other corporate purposes. Federal banking law restricts the ability of our banking subsidiaries to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to the Parent Company.

We Could Be Adversely Affected By Certain Pending Litigation

We currently are defending litigation, including the purported class action against First Mercantile, NBC and NCF. The defense of such litigation could be costly, and we or our subsidiaries could be held liable to the purported class of plaintiffs. Moreover, management could decide to settle the litigation if it believes settlement to be in the best interests of shareholders. The costs of defense and/or settlement and any judgment which might be rendered could have a material adverse effect on our results of operations.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States (“GAAP”) which require that we make estimates and assumptions (see Note 1 to the Consolidated Financial Statements) that affect the amounts reported in those financial statements. We believe that determination of the level of the allowance for loan losses involves a higher degree of judgment and complexity than our other significant accounting policies. The allowance for loan losses is maintained at a level we consider adequate to provide for estimated probable losses inherent in the loan portfolio and is increased though a provision for loan losses charged against earnings. The allowance is comprised of specific loan allocations, allocations for nonaccrual and classified loans and general allocations by loan type. The allowance is a significant estimate and we regularly evaluate it for adequacy. The use of different estimates or assumptions could produce different levels of allowance and provisions for loan losses. Additionally, an extended economic downturn could result in additional provisions to the allowance for loan losses. See “Allowance for Loan Losses” for additional discussion of our methodology for determining the adequacy of the allowance for loan losses.

Determining the fair value of assets, including the impairment of intangibles, is another area that involves a high degree of judgment and complexity. Certain assets, such as loans held for sale, are accounted for at the lower of cost or fair value. Some of these assets do not have readily available market quotations and require estimation of their fair value. We make these estimates based on valuation principles that may include discounting estimated future cash flows, utilizing standard valuation indices and/or comparing instruments to comparable publicly traded instruments for which market quotations are readily available. Additionally, certain recorded assets, such as goodwill and core deposit intangibles, are subject to impairment. As of December 31, 2002, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $237 million. GAAP requires that applicable intangible assets be evaluated for impairment at least annually. Goodwill was evaluated as of January 1, 2002 and found not to be impaired. Factors that could affect our estimation of intangible assets include deterioration or sales of branches that resulted in intangible asset recognition, adverse regulatory action, increased competition or faster than anticipated run-off of acquired deposits.

Acquisitions

In December 2002, NCF acquired BancMortgage, a mortgage origination company headquartered in Atlanta. This transaction resulted in the issuance of 611,000 shares of our common stock and was accounted for as a purchase. The future financial performance of BancMortgage may result in contingent payments as described in Note 2 to the Consolidated Financial Statements. In February 2002, NBC acquired 37 former Wachovia and First Union branches. In the transaction, NBC acquired loans of approximately $450 million and deposits of approximately $1.4 billion. Results of operations of the acquisitions have been included in our consolidated statements of income from the respective dates of acquisition.

In November 2001, we acquired SouthBanc Shares, Inc., a $660 million South Carolina financial institution with 10 branch offices. Also in August 2001, NCF acquired First Vantage Bank-Tennessee, a $165 million financial institution located in Knoxville, Tennessee. Both transactions were accounted for as purchases. Results of operations of these acquired companies have been included in NCF’s consolidated statements of income from the dates of acquisition.

In a March 2000 transaction, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry. In addition to the CCB Financial Corporation merger, we acquired Piedmont Bancorp, Inc., a $151 million bank holding company headquartered in Hillsborough, North Carolina in April 2000. We acquired First Mercantile and First Mercantile Capital in July 2000. These transactions (“the 2000 acquisitions”) resulted in the issuance of 97 million shares of our common stock. Each of these transactions has been accounted for as a purchase, and, accordingly, results of operations of the acquired companies have been included in the consolidated statements of income from the date of purchase.

See Note 2 to the Consolidated Financial Statements for additional information on our acquisitions.

In addition to the 2002 acquisitions, we completed the first phase of our expansion into the Atlanta market. Through our alliance with Kroger, we opened 18 new in-store branches. During October 2002, we announced plans which will expedite the expansion of our banking presence in the Atlanta metropolitan area by entering into an agreement to purchase 15 traditional branch facilities from Wachovia and assume Wachovia’s lease obligations for seven additional branch buildings. These 22 branches complement our existing and planned in-store branches and will give us the fifth largest branch presence in the Atlanta Metropolitan Statistical Area (“MSA”) by the end of 2003 with approximately 60 branches opened or under development. This agreement with Wachovia is expected to close in the first quarter of 2003. Under the terms of the agreement, we are not permitted to commence operations in these branches until the fourth quarter of 2003. We are focusing our efforts on capturing a five percent share of Atlanta’s $62 billion deposit market within five years. The expansion to Atlanta solidifies our geographic footprint, linking Tennessee and the north Georgia regions with the westernmost edge of our North and South Carolina operations.

Results of Operations

Performance Overview

Despite a challenging economy, our 2002 results exceeded 2001’s due to our focus on revenue growth and expense control while expanding our franchise through acquisitions and de novo expansion in Atlanta. Net income in 2002 totaled $324 million, a 43.6 percent increase over 2001’s $225 million. Basic and diluted earnings per share were $1.57 and $1.55, respectively, compared to 2001’s $1.10 and $1.09. Returns on average assets were 1.59 percent in 2002 and 1.26 percent in 2001. Returns on average stockholders’ equity were 12.60 percent and 9.32 percent, respectively, for the years ended 2002 and 2001.

The comparability of our results of operations during the three-year period ended December 31, 2002 was significantly impacted by the CCB merger in July 2000 as only six months of its operations are included in our 2000 income but a full year of earnings are included in subsequent years. Comparisons between the years are also impacted by significant merger costs and other non-recurring expenses recorded in 2000, as discussed below. Net income in 2000 totaled $45 million which equated to $.28 per diluted share in 2000. Returns on average assets and average stockholders’ equity in 2000 were .37 percent and 2.98 percent, respectively.

Items identified as non-recurring were comprised of:

Merger Expense.    During 2002, we recognized $5 million of merger-related expense related primarily to the acquisition of the Wachovia branches. In 2001, we recognized $11 million of merger-related expense in connection with the acquisitions of two financial institutions and the Wachovia branches. In 2000, we incurred $71 million of merger-related expense in connection with the CCBF merger and the acquisitions of Piedmont and First Mercantile, which expense included severance and other employee benefit costs, excess facilities costs and system conversion costs.

Unrealized losses on Interest Rate Swaps.    In 2000, we recognized $77 million of unrealized losses on interest rate swaps that did not qualify for hedge accounting under Statement No. 133. We entered into the swaps in the first half of the year during a rising interest rate environment. By entering into these contracts, we reduced our interest rate sensitivity to wholesale funding. When the rate environment changed in the latter half of 2000, we incurred losses on the swaps which were recognized as a charge to earnings. The swaps were terminated in the first quarter of 2001.

Goodwill Amortization.    As further discussed under the heading “Other Accounting Matters,” effective January 1, 2002 we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill associated with corporate acquisitions will no longer be amortized, but rather will be tested for impairment no less frequently than annually. Goodwill amortization totaled $48 million in 2001 or $.23 per diluted share. Core deposit intangibles recorded in acquisitions will continue to be amortized over the estimated remaining life of the deposit base assumed. See Note 10 to the Consolidated Financial Statements for additional details on NCF’s intangible assets.

Operating Cash Earnings

We have made several acquisitions during the periods presented, the most significant of which was the July 2000 CCBF merger. Due to the significance of the intangible assets created from this merger and the merger-related expenses of combining the two equal-sized companies, management believes that operating cash earnings are an important measure in reviewing our performance as it better illustrates operating trends in our core businesses. In addition, we have incurred certain other non-recurring expenses as described in Table 1 below. We monitor and evaluate our performance on both a GAAP net income as well as on an operating cash basis. Operating cash earnings should not be viewed as a substitute for GAAP net income and earnings per share. Intangibles amortization and non-recurring items excluded from net income to derive operating cash earnings may be significant and may not be comparable to other companies. See Note 2 to the Consolidated Financial Statements for additional information on the merger-related expense.

Excluding the non-recurring items and amortization of intangibles, our 2002 diluted operating cash earnings per share totaled $1.78 compared to 2001’s $1.53 and operating cash returns on average tangible assets and average tangible equity were 1.94 percent and 29.62 percent, respectively, compared to 2001’s 1.89 percent and 25.66 percent. Table 1 reconciles “operating cash earnings” to our reported GAAP net income for the prior five years and their effect on earnings and diluted earnings per share. Table 1 also provides a summary of period-end and average tangible assets and tangible equity.

T A B L E   1

Operating Cash Earnings

	Years Ended December 31
	2002		2001		2000		1999		1998
In Thousands Except Per Share Data	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Net income		$323,610		225,296		45,310		92,632		78,867
Non-recurring items:
Merger-related expense	$4,940	3,211	11,364	7,304	70,657	50,466	—	—	—	—
Losses (gains) on interest rate swaps	—	—	—	—	77,227	50,198	(1,499)	(907)	—	—
Intangibles amortization:
Goodwill	—	—	48,240	48,240	26,884	26,884	3,479	3,479	1,043	1,043
Core deposit intangibles	69,930	42,657	58,775	35,853	34,536	21,067	3,977	2,426	1,880	1,147

Operating cash earnings		$369,478		316,693		193,925		97,630		81,057

Effect on diluted earnings per share:
Net income		$1.55		1.09		.28		.87		.77
Non-recurring items:
Merger-related expense	$.02	.02	.05	.04	.44	.32	—	—	—	—
Losses (gains) on interest rate swaps	—	—	—	—	.48	.32	(.01)	(.01)	—	—
Intangibles amortization:
Goodwill	—	—	.23	.23	.17	.17	.03	.03	.01	.01
Core deposit intangibles	.34	.21	.28	.17	.22	.13	.04	.02	.02	.01

Operating cash earnings		$1.78		1.53		1.22		.91		.79

	As Of and For Years Ended December 31
	2002		2001		2000		1999		1998
	Period-end	Average	Period-end	Average	Period-end	Average	Period-end	Average	Period-end	Average
Total assets	$21,472,116	20,355,186	19,273,713	17,907,012	17,745,792	12,401,982	6,913,786	6,358,828	5,811,054	5,383,017
Less:
Goodwill	1,077,118	1,056,830	946,157	920,738	934,467	520,525	96,213	66,922	46,188	20,357
Core deposit intangibles	236,916	264,973	251,464	263,273	287,707	163,899	18,939	26,299	9,634	14,267

Tangible assets	$20,158,082	19,033,383	18,076,092	16,723,001	16,523,618	11,717,558	6,798,634	6,265,607	5,755,232	5,348,393

Total equity	$2,682,432	2,569,088	2,455,331	2,418,149	2,364,838	1,522,217	649,241	542,259	408,549	419,437
Less:
Goodwill	1,077,118	1,056,830	946,157	920,738	934,467	520,525	96,213	66,922	46,188	20,357
Core deposit intangibles	236,916	264,973	251,464	263,273	287,707	163,899	18,939	26,299	9,634	14,267

Tangible equity	$1,368,398	1,247,285	1,257,710	1,234,138	1,142,664	837,793	534,089	449,038	352,727	384,813

Net Interest Income

Net interest income is one of the major determining factors in a financial institution’s performance as it is generally the principal source of earnings. Volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds impact net interest income. The difference between earning asset yields (with a taxable equivalent adjustment made to provide comparability between tax-exempt and taxable income) and the average rate paid for interest-bearing funds is measured by the interest rate spread and net interest margin.

To combat recession fears and slowdowns in the economy, the Federal Reserve decreased the target federal funds rate during 2001 and 2002. During 2001, the Federal Reserve decreased the target federal funds rate eleven times by a total of 475 basis points. In November 2002, the Federal Reserve reduced the target federal funds rate by an additional 50 basis points. Each time the Federal Reserve decreased the target federal funds rate, our banking subsidiaries lowered their prime lending rate to keep pace with the changes in funding costs. The prime rates charged by our banking subsidiaries have fallen from 9.50 percent at December 31, 2000 to 4.75 percent by December 31, 2001 and to 4.25 percent at December 31, 2002. Our yield on interest-earning assets has fallen due to these interest rate changes. The rates paid on our interest-bearing liabilities correspondingly have decreased when repriced. Until mid-2002, our balance sheet had historically been liability sensitive and in times of falling interest rates, the decrease in interest expense from the lower cost of interest-bearing liabilities exceeded the decrease in interest income from the lower yield on earning assets. Consequently, our interest rate spread widened to 3.96 percent in 2002 compared to 2001’s 3.82 percent. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy with a gradual increase in interest rates beginning in the second half of 2003. See Table 2 for an analysis of the net interest margin.

The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 33 basis points in 2002 from 2001’s 54 basis points. Despite the increase in our “net free liabilities” of approximately $332 million, the contribution of net free liabilities to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously. Our Asset/Liability Management Committee (“ALCO”), which continually monitors our interest sensitivity and liquidity, restructured our balance sheet during 2002 to be more asset sensitive in anticipation that interest rates will rise in 2003. By mid-2002, our balance sheet had been repositioned to be slightly asset sensitive. Based on its view of existing and expected market conditions, ALCO adopts strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates. See Table 3 for an analysis of the impact of changes in volume and rate on our net interest margin.

The following analysis of average balances and net interest income is significantly impacted by the July 2000 acquisition of CCB. CCB’s average balances and net interest income are included for approximately one-half year in 2000 and for the full year in 2001 and 2002.

TABLE    2

Average Balances and Net Interest Income Analysis

	Years Ended December 31
	2002			2001			2000
Taxable Equivalent Basis — In Thousands (1)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning assets:
Loans (2)	$12,464,347	871,958	7.00%	11,332,177	957,939	8.45	7,427,320	698,614	9.41
U.S. Treasury and U.S. Government agencies and corporations (3)	4,314,669	232,341	5.39	2,997,402	205,741	6.87	2,488,612	177,307	7.12
States and political subdivisions (3)	130,696	10,632	8.14	165,652	13,729	8.29	158,693	12,815	8.08
Equity and other securities (3)	736,461	41,700	5.66	984,023	69,383	7.05	754,632	59,581	7.90
Trading account securities	77,780	2,322	2.99	67,389	3,230	4.79	40,064	2,482	6.20
Federal funds sold and other short-term investments	31,299	631	2.02	62,065	2,927	4.72	136,043	8,893	6.54
Time deposits in other banks	16,045	372	2.32	27,870	1,257	4.51	27,937	1,597	5.72

Total earning assets	17,771,297	1,159,956	6.53%	15,636,578	1,254,206	8.02	11,033,301	961,289	8.71

Non-earning assets:
Cash and due from banks	436,503			401,214			293,618
Bank owned life insurance	219,380			152,697			39,669
Investment in First Market Bank	25,889			23,169			19,857
Premises and equipment	246,714			205,401			123,688
Goodwill	1,056,830			920,738			520,525
Core deposit intangibles	264,973			263,273			163,899
All other assets, net	333,600			303,942			207,425

Total assets	$20,355,186			17,907,012			12,401,982

Interest-bearing liabilities:
Savings and time deposits	$11,960,805	275,759	2.31%	10,502,689	429,623	4.09	7,227,569	364,433	5.04
Short-term borrowed funds	1,106,456	17,817	1.61	1,079,070	39,066	3.62	1,159,814	69,577	6.00
Federal Home Loan Bank advances	2,077,508	93,492	4.50	1,948,861	97,838	5.02	1,247,613	77,912	6.24
Trust preferred securities and long-term debt	282,703	9,823	3.48	93,656	5,225	5.58	72,529	5,282	7.28

Total interest-bearing liabilities	15,427,472	396,891	2.57%	13,624,276	571,752	4.20	9,707,525	517,204	5.33

Other liabilities and stockholders’ equity:
Demand deposits	1,945,872			1,448,014			930,713
Other liabilities	412,754			416,573			241,527
Stockholders’ equity	2,569,088			2,418,149			1,522,217

Total liabilities and stockholders’ equity	$20,355,186			17,907,012			12,401,982

Net interest income and net interest margin (4)		$763,065	4.29%		682,454	4.36		444,085	4.02

Interest rate spread (5)			3.96%			3.82			3.38

(1)	The taxable equivalent basis is computed using 35 percent federal and applicable state tax rates in 2002, 2001 and 2000.
(2)	The average loan balances include non-accruing loans.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Loans constituted 70.1 percent of average earning assets during 2002 compared to 72.5 percent during 2001 and 67.3 percent during 2000. Management anticipates continued moderate loan growth in 2003. Average earning assets as a percentage of average tangible assets (average total assets reduced by goodwill and core deposit intangibles) has exceeded 93 percent over the last three years.

Deposits are our primary source of funding earning asset growth. Average core deposits (total deposits reduced by jumbo and brokered deposits) totaled $12.3 billion in 2002 compared to $10.3 billion in 2001. Approximately $1.2 billion of the core deposit growth was due to the branch acquisitions consummated in 2002. Substantially all deposits originate within our banking subsidiaries’ market areas. We use both short- and long-term borrowings to fund growth of earning assets in excess of deposit growth. In addition, we have utilized short-term borrowings to fund the assets acquired in the BancMortgage acquisition, predominately mortgage loans held for sale. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and master notes. Long-term borrowings include trust preferred securities, subordinated debt and FHLB advances.

TABLE    3

Volume and Rate Variance Analysis

	Years Ended December 31
	2002			2001
Taxable Equivalent Basis — In Thousands (1) (2)	Volume Variance	Rate Variance	Total Variance	Volume Variance	Rate Variance	Total Variance
Interest income:
Loans	$89,290	(175,271)	(85,981)	336,611	(77,286)	259,325
U.S. Treasury and U.S. Government agencies and corporations	77,387	(50,787)	26,600	34,886	(6,452)	28,434
States and political subdivisions	(2,852)	(245)	(3,097)	574	340	914
Equity and other securities	(15,520)	(12,163)	(27,683)	16,715	(6,913)	9,802
Trading account securities	442	(1,350)	(908)	1,408	(660)	748
Federal funds sold and short-term investments	(1,066)	(1,230)	(2,296)	(3,946)	(2,020)	(5,966)
Time deposits in other banks	(413)	(472)	(885)	(4)	(336)	(340)

Increase (decrease) in interest income	147,268	(241,518)	(94,250)	386,244	(93,327)	292,917

Interest expense:
Savings and time deposits	(53,215)	207,079	153,864	(143,022)	77,832	(65,190)
Short-term borrowed funds	(967)	22,216	21,249	4,555	25,956	30,511
Federal Home Loan Bank advances	(6,197)	10,543	4,346	(16,166)	(3,760)	(19,926)
Trust preferred securities and long-term debt	(7,191)	2,593	(4,598)	(1,337)	1,394	57

(Increase) decrease in interest expense	(67,570)	242,431	174,861	(155,970)	101,422	(54,548)

Increase in net interest income	$79,698	913	80,611	230,274	8,095	238,369

(1)	The taxable equivalent basis is computed using 35 percent federal and applicable state tax rates.
(2)	The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the absolute value of the two variances.

Noninterest Income and Expense

Our levels of noninterest income are, and will continue to be, a significant factor in determining our financial success. Noninterest income as a percentage of total revenues (taxable equivalent basis) grew to 33.9 percent in 2002 compared to 2001’s 32.3 percent and 2000’s 29.9 percent.

During 2002, we experienced a 31.2 percent increase in service charges on deposits due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to higher volumes of consumer demand deposit accounts (including acquired Wachovia and First Union accounts). We review our service charge structure periodically to ensure that our charges are competitive with the marketplace. As a result, we increased certain service charges during 2002.

Our Financial Enterprises segment generates a significant portion of our noninterest income. This segment is comprised of our transaction processing, asset management, broker/dealer and retail banking consulting businesses. Financial Enterprises generated 44.4 percent and 51.3 percent of total noninterest income in 2002 and 2001, respectively, compared to 2000’s 49.3 percent.

Asset management fees were stable in 2002 and 2001 at $51 million. Performance was dampened by lower equity market valuations throughout 2002. Managed and custodial assets totaled $9.1 billion and $11.0 billion at December 31, 2002 and 2001, respectively. The decline in total managed and custodial assets was due primarily to the weak equity market. We are extending our wealth management programs throughout our NCF footprint with the goal of synchronizing private banking, trust, brokerage and

First Mercantile to provide complete wealth management solutions. We anticipate moderately higher asset management revenues in 2003 as our strategy comes to fruition. Asset management fees totaled $33 million in 2000; the significant increase experienced in 2001 resulted from including the First Mercantile and CCB trust businesses acquired in 2000 for a full year in 2001.

Income earned on bank owned life insurance, included in other noninterest income, increased $3 million in 2002 due to higher levels of assets invested. With our re-entry into the mortgage secondary marketing business during 2002, we began pooling our originated conforming mortgages and selling the loans in the secondary market to various agencies with servicing retained. We then sold substantially all of the servicing rights to another company on a quarterly lag. Prior to the third quarter of 2002, we sold the majority of our originated mortgages on a loan-by-loan basis to larger mortgage companies. Noninterest income includes income from mortgage banking activities of $20 million in 2002, $10 million in 2001 and $3 million in 2000.

Personnel expense is our largest noninterest expense. We devote significant resources to attracting and retaining qualified personnel. With our sales-oriented focus, more and more of our employee compensation plan is geared toward variable pay for high performance. During 2002, personnel expense increased $34 million from the 2001 level primarily due to higher headcount in revenue-related areas, including the acquisitions, and commissions paid for higher revenues in the mortgage and broker/dealer businesses. Despite the dollar increase, personnel expense as a percentage of average tangible assets remained stable from 2001’s level at 1.49 percent. In 2003, we expect our pension expense to increase by approximately $5 million primarily due to lower investment returns over the last several years.

Both occupancy and equipment expense increased in 2002 compared to 2001 due primarily to the Wachovia and First Union branches acquired. All other operating expense increased $25 million due primarily to increased telecommunications, data processing, marketing, regulatory and ATM network expenses. All of these categories were impacted by our larger branch network resulting from the Wachovia and First Union branch acquisition and expansion to the Atlanta market. Additionally, our merchant processing expenses grew due to higher volume of participating merchants.

Table 4 presents a reconcilement of our GAAP and operating cash efficiency ratios for the prior five years. Our overall efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income) on a GAAP basis was 54.97 percent, 60.26 percent and 84.21 percent for the years ending December 31, 2002, 2001 and 2000, respectively. The improvement in the ratio over the past two years is primarily attributable to declines in intangibles amortization and other unusual charges as shown in Table 1. Excluding the items listed in Table 1 and computing on a taxable equivalent basis, our operating cash efficiency ratio was 47.08 percent for 2002 and 46.63 for 2001, down from 48.08 percent in 2000. We have been able to keep our expense growth in line with revenue growth while investing in our franchise through acquisition, de novo expansion in Atlanta and upgrading technology.

TABLE    4

Efficiency Ratios

	Years Ended December 31
	2002	2001	2000	1999	1998
Efficiency ratio in accordance with GAAP (1)	54.97%	60.26	84.21	50.05	51.71
Less non-recurring items and intangibles amortization as a percentage of net interest income plus noninterest income (2):
Merger-related expense	(.44)	(1.16)	(11.58)	—	—
(Losses) gains on interest rate swaps	—	—	(12.65)	.48	—
Goodwill amortization	—	(4.94)	(4.41)	(1.11)	(.39)
Core deposit intangibles amortization	(6.22)	(6.02)	(5.66)	(1.27)	(.70)
Impact of taxable equivalent adjustment to net interest income (3)	(1.23)	(1.51)	(1.83)	(2.00)	(1.20)

Efficiency ratio on an operating cash basis (4)	47.08%	46.63	48.08	46.15	49.42

(1)	Noninterest expense as a percentage of net interest income plus noninterest income.
(2)	See Table 1 for additional information regarding non-recurring items and intangibles amortization.
(3)	The taxable equivalent adjustment to net interest income is computed using a 35% federal tax rate and applicable state tax rates.
(4)	Cash operating noninterest expense as a percentage of taxable equivalent net interest income plus noninterest income.

Fourth Quarter Results

During the fourth quarter of 2002, we recorded net income of $95 million or $.41 per diluted share compared to net income of $86 million for the fourth quarter of 2001. Total revenues increased 9.3 percent quarter-to-quarter. Non-recurring merger-related expense totaling $5 million (after-tax) was recorded during the fourth quarter of 2001. Excluding the effect of these non-recurring items and amortization of intangibles, diluted operating cash earnings per share totaled $.46 compared to 2001’s $.42 per diluted share. Financial data for each of the quarters in the five-quarter period ended December 31, 2002 is included in Table 5. Summary quarterly results for 2002 and 2001 are contained in Note 20 to the Consolidated Financial Statements.

TABLE    5

Financial Data for Five Quarters Ended December 31, 2002

	Three Months Ended
In Thousands Except Per Share Data	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01
Total interest income	$279,606	283,540	284,666	282,685	287,262
Total interest expense	93,783	97,680	101,424	104,004	114,826

Net interest income	185,823	185,860	183,242	178,681	172,436
Provision for loan losses	7,127	10,990	8,713	5,514	6,892

Net interest income after provision	178,696	174,870	174,529	173,167	165,544

Service charges on deposits	43,884	41,391	40,301	33,826	34,061
Other service charges and fees	10,707	10,163	10,583	9,205	9,476
Broker/dealer revenue and other commissions	22,982	19,600	17,650	15,413	21,624
Asset management	11,743	12,785	13,488	12,900	12,498
Equity earnings from First Market Bank, FSB	1,084	1,074	773	516	685
Other operating	14,893	13,295	10,533	10,697	11,565
Securities gains, net	2,028	5,060	1,694	2,720	2,752

Total other income	107,321	103,368	95,022	85,277	92,661

Personnel	75,630	71,149	68,373	68,878	69,155
Net occupancy and equipment	20,573	19,888	19,009	17,204	15,008
Goodwill amortization	—	—	—	—	12,060
Core deposit amortization	16,895	17,507	18,118	17,410	14,722
Other operating	48,873	48,114	45,462	40,205	45,051
Conversion/merger expenses	—	—	—	4,940	8,242

Total other expenses	161,971	156,658	150,962	148,637	164,238

Income before income taxes	124,046	121,580	118,589	109,807	93,967
Income taxes	39,180	38,603	37,721	34,908	34,107

Net income in accordance with GAAP	84,866	82,977	80,868	74,899	59,860
Non-recurring conversion/merger expenses, net of tax	—	—	—	3,211	5,400
Amortization of goodwill and core deposit, net of tax	10,306	10,679	11,052	10,620	21,041

Operating cash earnings (1)	$95,172	93,656	91,920	88,730	86,301

Earnings Per Common Share:
Net income:
Basic	$.41	.40	.39	.36	.29
Diluted	.41	.40	.39	.36	.29
Operating cash earnings (1):
Basic	.46	.45	.45	.43	.42
Diluted	.46	.45	.44	.43	.42

(1)	NCF analyzes its performance on a net income basis in accordance with GAAP, as well as on an operating cash basis before non-recurring items and amortization of intangibles referred to as “operating cash earnings.” Operating cash earnings are presented as supplemental information to enhance the reader’s understanding of, and highlight trends in, NCF’s financial results excluding the impact of these items. Operating cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with GAAP.

Financial Position

Loans

Loans are our largest category of earning assets and generate the highest yields. Loan growth and maintenance of a high quality loan portfolio are critical to our financial success. We believe our strategy of lending to small- to medium-sized commercial customers and consumers allows a higher interest rate spread which helps support our net interest margin as well as limiting our credit losses. Table 6 presents the year-end breakdown of the major categories of the loan portfolio for the previous five years based upon regulatory classifications. The 2000 acquisitions contributed over $6 billion to outstanding loans.

TABLE    6

Loan Portfolio

	As of December 31
In Thousands	2002	2001	2000	1999	1998
Commercial, financial and agricultural	$1,349,548	1,325,049	1,223,032	689,945	592,136
Real estate — construction	2,262,636	2,195,516	1,907,533	283,033	242,993
Real estate — mortgage	7,798,198	6,926,805	5,959,114	1,625,374	1,153,717
Consumer	1,307,029	1,329,721	1,730,940	1,356,824	1,181,659
Revolving credit	74,440	61,713	58,840	—	—
Lease financing	145,660	152,918	145,883	33,405	29,568

Total gross loans	12,937,511	11,991,722	11,025,342	3,988,581	3,200,073
Less: Unearned income	13,571	16,957	16,923	2,792	2,400

Total loans	$12,923,940	11,974,765	11,008,419	3,985,789	3,197,673

Loans in the commercial, financial and agricultural category consist primarily of short-term and/or floating rate commercial loans made to small- to medium-sized companies. There is no substantial loan concentration in any one industry or to any one borrower. Real estate-construction loans are primarily made to commercial developers and residential contractors on a floating rate basis. Cash flow analyses for each project are the primary underwriting decision factor, with additional reliance upon collateral values. We expect moderate growth in these categories during 2003 while maintaining our focus on high underwriting standards and credit quality.

Real estate-mortgage loans consist of loans secured by first or second deeds of trust on primary residences ($3.8 billion or 48.8 percent of total real estate-mortgage loans), multifamily residential properties and commercial properties. Our general policy is to sell to third-party investors our current originations of fixed-rate residential mortgages and retain only certain loans in the portfolio. Therefore, despite the significant increase in mortgage loan originations during 2002 due to lower interest rates, we had only limited growth in our portfolio and expect a modest decline in 2003 in the first lien residential mortgage segment. However, in the second mortgage/home equity line segment, we expect higher growth rates. Included within real estate-mortgage loans are $430 million and $103 million, respectively, of loans held for sale at December 31, 2002 and 2001. The increase in loans held for sale is due to the change in how we sell these loans as described earlier and the acquisition of BancMortgage.

Consumer loans consist primarily of loans secured by automobiles and other consumer personal property. Lending officers consider the customer’s debt obligations, ability and willingness to repay and general economic trends in their decision to extend credit. We anticipate continued declines in our consumer indirect lending portfolio having exited our affiliation with State Farm during 2000. Revolving credit includes overdraft protection and business credit card products. We expect only moderate growth during 2003 in these products relative to total loans.

The leasing portfolio is not concentrated in any one line of business or type of equipment. The portfolio has remained relatively flat since the CCB acquisition. We do not anticipate significant growth in this portfolio during 2003.

TABLE    7

Maturities and Sensitivities of Loans to Changes in Interest Rates

	As of December 31, 2002
In Thousands	Commercial, Financial and Agricultural	Real Estate- Construction	Total
Due in one year or less	$626,830	399,672	1,026,502
Due after one year through five years:
Fixed interest rates	260,040	442,275	702,315
Floating interest rates	205,924	498,193	704,117
Due after five years:
Fixed interest rates	91,977	104,874	196,851
Floating interest rates	164,777	817,622	982,399

Total	$1,349,548	2,262,636	3,612,184

Securities

Our securities portfolio consists primarily of debt securities issued by U.S. Government agencies and corporations. Many of these securities are structured mortgage securities allowing us to better control the timing of principal repayments and other securities containing call provisions. We segregate debt and equity securities that have readily determinable fair values into one of three categories. Trading securities, exclusively from our institutional broker/dealer business, totaled $117 million at December 31, 2002. Securities held to maturity totaled $926 million, comprising 16 percent of the total investment securities portfolio at December 31, 2002. At December 31, 2002, securities available for sale totaled $4.8 billion, which represented 82 percent of the total investment securities portfolio. We do not currently anticipate selling a significant amount of the securities available for sale in the near future.

Our average securities portfolio increased due to the first quarter acquisition of the Wachovia branches which supplied us with a net inflow of approximately $1 billion of securities available for sale. With only moderate loan demand during 2002, the securities received in the Wachovia transaction were sold and reinvested in other investment securities that better fit our asset/liability management needs. See Table 8 for additional information about our investment securities portfolio.

The mark-to-market adjustment for available for sale securities totaled $84 million in net unrealized gains at December 31, 2002. After considering applicable tax benefits, the mark-to-market adjustment resulted in a $51 million increase to total stockholders’ equity. Future fluctuations in stockholders’ equity may occur due to changes in the market values of debt and equity securities classified as available for sale.

During late January 2003, ALCO commenced a thorough review of a possible securitization involving $500 to $700 million of portfolio mortgage loans. Once securitized, it is anticipated that we would retain the majority of the newly created securities. The proposed transaction would favorably impact our capital ratios and liquidity (because the securities are more easily sold or pledged to secure borrowings). As of mid-February 2003, we are reviewing the transaction structure and our loan portfolio to select individual assets for inclusion in the securitization. While we are optimistic that a transaction could be structured and consummated during the first quarter of 2003, there is a possibility that we will determine that the proposed transaction, including the terms of the securitization, does not achieve our desired results and objectives and therefore, may not be consummated.

TABLE    8

Investment Securities Portfolio

	As of December 31
	Available for Sale				Held to Maturity
	2002		2001		2002		2001
In Thousands	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Treasury	$35,724	36,505	44,194	46,065	—	—	—	—
U.S. Government agencies and corporations	860,005	887,781	1,528,887	1,530,378	397,693	409,294	151,132	155,154
Mortgage-backed securities	3,365,617	3,417,624	1,507,490	1,521,515	247,812	250,114	257,461	260,547
States and political subdivisions	61,317	64,351	86,466	88,987	56,012	58,214	65,008	66,572
Debt and equity securities	370,653	370,748	422,541	424,761	224,135	235,672	427,149	431,410

Total	$4,693,316	4,777,009	3,589,578	3,611,706	925,652	953,294	900,750	913,683

	Carrying Value	Weighted Average Yield (1)
Securities Available for Sale
U.S. Treasury:
Within 1 year	$14,993	6.56%
After 1 but within 5 years	21,387	1.79
After 5 but within 10 years	125	4.21

Total U.S. Treasury	36,505	3.70

U.S. Government agencies and corporations:
After 1 but within 5 years	824,559	5.25
After 5 but within 10 years	63,222	3.67

Total U.S. Government agencies and corporations	887,781	5.13

Mortgage-backed securities:
Within 1 year	41,003	4.82
After 1 but within 5 years	502,363	5.25
After 5 but within 10 years	116,301	5.36
After 10 years (2)	2,757,957	5.09

Total Mortgage-backed securities	3,417,624	5.12

States and political subdivisions:
Within 1 year	7,481	7.13
After 1 but within 5 years	24,641	7.90
After 5 but within 10 years	25,713	8.88
After 10 years	6,516	8.70

Total State and political subdivisions	64,351	8.27

Debt and equity securities	370,748	4.37

Total securities available for sale	$4,777,009	5.09%

Securities Held to Maturity
U.S. Government agencies and corporations:
Within 1 year	$940	4.89%
After 1 but within 5 years	245,035	5.11
After 5 but within 10 years	150,177	4.27
After 10 years (2)	1,541	7.70

Total U.S. Government agencies and corporations	397,693	4.83

Mortgage-backed securities:
Within 1 year	16	2.79
After 1 but within 5 years	2,909	3.65
After 5 but within 10 years	58,699	3.80
After 10 years (2)	186,188	5.08

Total Mortgage-backed securities	247,812	4.76

States and political subdivisions:
Within 1 year	2,390	8.37
After 1 but within 5 years	23,039	8.67
After 5 but within 10 years	29,695	8.66
After 10 years	888	7.21

Total State and political subdivisions	56,012	8.63

Debt securities	224,135	7.26

Total securities held to maturity	$925,652	5.62%

(1)	Where applicable, the weighted average yield is computed on a taxable equivalent basis using a 35 percent federal tax rate and applicable state tax rates.
(2)	The amount shown consists primarily of mortgage-backed securities which have monthly curtailments of principal even though the final maturity of each security is in excess of 10 years.

Deposits

Interest-bearing deposits as a percentage of total deposits have been stable over the past three years at 86 to 89 percent. Average noninterest bearing deposits to total deposits improved 2 percent in 2002 due in part to growth in our free-checking product first introduced in 2001. The largest increase in average noninterest-bearing deposits was in commercial accounts. See Table 9 for average deposits by type for the three-year period ended December 31, 2002. Table 9 is significantly impacted by the February 2002 Wachovia transaction and the July 2000 acquisition of CCB. CCB’s average balances are included for the full years of 2002 and 2001 and only half of the year in 2000.

TABLE    9

Average Deposits

	Years Ended December 31
	2002		2001		2000
In Thousands	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Savings and time deposits:
Savings, NOW and money market accounts	$5,619,626	1.43%	4,665,362	2.98	2,960,959	3.85
Time	6,341,179	3.48	5,837,327	5.48	4,266,610	6.31

Total savings and time deposits	11,960,805	2.31%	10,502,689	4.09	7,227,569	5.04

Demand deposits	1,945,872		1,448,014		930,713

Total deposits	$13,906,677		11,950,703		8,158,282

Borrowings

Average trust preferred securities and long-term debt increased $189 million due to the issuance of $200 million of trust preferred securities in December 2001. Average FHLB advances increased $129 million due to the previously discussed re-positioning of our balance sheet. During 2003, $458 million of FHLB advances and $33 million of subordinated debentures mature. Replacement of these borrowed funds depends on future market conditions, funding needs and other factors. See “Liquidity Risk Management” for additional information on our liquidity.

Capital Resources

Equity Capital

Management plans to continue its efforts to increase the return on average equity while providing stockholders with a reasonable cash return. Stock repurchase plans have been authorized since 1996 with the intent of offsetting stock issuances for stock option and other employee benefit plans. During the three years ended December 31, 2002, over 8 million shares have been repurchased, of which 2 million were repurchased in 2002 at an average cost of $24.50 per share. In December 2002, the Board authorized a new repurchase plan expiring in June 2003 for 1.5 million shares. Management plans to maintain a dividend payout ratio between 30 and 40 percent of operating cash earnings in order to achieve continued internal capital growth. Our average tangible equity to average tangible assets ratio was 6.6 percent for 2002, down slightly from 2001’s 7.4 percent due to the impact of the 2002 acquisitions. It is management’s intention to increase this ratio to 7 percent in the first half of 2003.

Regulatory Capital

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines requiring a minimum leverage ratio relative to total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3 percent if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4 percent for Tier I capital and 8 percent for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. NCF and our subsidiary banks continue to maintain higher capital ratios than required under regulatory guidelines. Table 10 discloses our components of capital, risk-adjusted asset information and capital ratios.

TABLE    10

Capital Information and Ratios

	As of December 31
	2002		2001
In Thousands	Regulatory Minimum	Actual	Actual
Tier I capital	$575,440	1,563,230	1,492,718
Tier II capital:
Allowable loan loss reserve		163,424	156,401
Allowable subordinated debt		—	6,600
Other		65	76

Total capital	$1,150,880	1,726,719	1,655,795

Risk-adjusted assets		$14,386,002	13,516,622
Average regulatory assets		19,762,400	17,261,097

Tier I capital ratio	4.00%	10.87	11.04
Total capital ratio	8.00	12.00	12.25
Leverage ratio	3.00	7.91	8.65

Each of our banking subsidiaries are subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. Each continues to maintain higher capital ratios than required under regulatory guidelines and all were considered to be “well-capitalized” as of December 31, 2002.

Corporate Risk Profile

Managing the risks inherent in delivering financial services is essential for successful results. Our primary risks are credit, interest rate, market and liquidity. Credit risk is the risk of not collecting principal and interest on loans or investments when due. Interest rate risk is the risk of economic loss resulting from adverse changes in interest rates. Market risk arises from fluctuations in interest rates and other factors that may result in changes in the value of financial instruments that are accounted for on a mark-to-market basis, such as trading account securities. Liquidity risk is the possibility that we are unable to meet obligations to our depositors, shareholders or borrowers including deposit withdrawls, funding of loan commitments and payment of dividends.

Credit Risk Management

Our credit risk management begins with our loan underwriting policies. Our loan portfolio is comprised primarily of secured credits with no significant borrower or industry concentration. We have minimal shared national credit exposure and our only shared national credit exposure is to companies in our geographical market and those for which we have significant other business relationships. Substantially all loans are made on a secured basis with the exception of certain revolving credit accounts and are generally originated for retention in the portfolio, with the exception of marketable mortgage loans. Our lending officers generally consider the cash flow or earnings power of the borrower as the primary source of repayment. In addition, as a secondary source of repayment, we look at the strength and liquidity of guarantors where appropriate. Our banks do not engage in highly leveraged transactions or foreign lending activities.

In evaluating loan credit risk, management considers changes, if any, in internal loan grades based on loan review, the nature and volume of the loan portfolio, actual and projected credit quality trends (including delinquency, charge-off and bankruptcy rates) and current economic conditions that may impact a borrower’s ability to pay. Generally, the domestic economy was stagnant during 2002. While our credit review procedures are proactive and take into account changing economic conditions, we did an extensive review of our private aircraft lending portfolio during 2002. Through our reviews and our follow-up actions to minimize losses in this portfolio, we repossessed several airplanes, including $8 million included in non-performing assets at December 31, 2002, and charged-off $5 million of aircraft loans during the year.

Allowance for Loan Losses

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of the loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of pools of loans. Management responsible for credit and financial matters perform the assessment and establish the amount of the allowance for loan losses. Our quarterly evaluation process provides for self-correction through periodic adjustment of loss factors based on actual experience if unanticipated events are encountered with respect to an individual loan or within a group of credits.

The analysis of individual credit relationships is the first step in the evaluation process. Individual credit relationships in excess of $500,000 or with specific credit characteristics are evaluated for collectibility and for potential impairment by our independent loan review staff. Impaired loans are measured in accordance with GAAP.

Commercial, residential construction, small business and consumer loans not reviewed for impairment, or not considered impaired, are considered on a portfolio basis as the second step in the evaluation process. These loans are evaluated as pools of loans based on payment status for the consumer portfolio and an internal credit risk grading system for commercial and small business loans. An allowance is calculated for each consumer loan pool using loss factors based on a monthly analysis of delinquency trends and historical loss experience. Loss factors for the commercial and small business loan pools are based on average historical yearly loss experience. Various credit quality trends (i.e., internal grading changes, delinquencies, charge-offs, nonaccruals, and criticized/classified assets), which may impact portfolio performance, are also considered in determining the loss factors for each loan pool.

The third step in the evaluation process is the computation of an unallocated allowance, which is the portion of our overall allowance that is not allocated to particular loans or loan pools. In computing our unallocated allowance, we consider numerous factors including industry, borrower or collateral concentrations; changes in lending policies and underwriting; current loan volumes; experience of our lending staff; current general economic data and conditions; fraud risk; and risk inherent in the loss estimation process for pools of loans.

Table 11 presents a summary of loss experience and the allowance for loan losses for the previous five years. Net charge-offs in the five-year period ended 2002 occurred primarily in the consumer loan portfolio. With our conservative underwriting of primarily small- to medium-sized, secured loans, we have maintained low net charge-off ratios in a challenging economic environment. Net charge-offs and the provision for loan losses were impacted significantly by the July 2000 merger with CCB. CCB’s net charge-offs and provision are included for the full years 2002 and 2001 and approximately one-half of 2000.

TABLE    11

Summary of Loan Loss Experience

and the Allowance for Loan Losses

Years Ended December 31
In Thousands	2002	2001	2000	1999	1998
Balance at beginning of year	$156,401	143,614	59,597	49,122	43,297
Loan losses charged to allowance:
Commercial, financial and agricultural	(7,455)	(4,486)	(1,826)	(896)	(522)
Real estate — construction	(384)	(176)	(29)	(40)	(946)
Real estate — mortgage	(3,485)	(1,951)	(3,418)	(2,346)	(808)
Consumer	(20,816)	(21,088)	(12,354)	(8,440)	(8,430)
Revolving credit	(4,080)	(2,496)	(1,863)	—	—
Lease financing	(1,298)	(1,440)	(193)	(744)	(943)

Total loan losses charged to allowance	(37,518)	(31,637)	(19,683)	(12,466)	(11,649)

Recoveries of loans previously charged-off:
Commercial, financial and agricultural	791	816	258	66	1,152
Real estate—construction	8	11	2	473	197
Real estate—mortgage	260	55	878	222	51
Consumer	3,986	5,235	2,809	2,631	2,219
Revolving credit	919	1,258	819	—	—
Lease financing	44	—	250	584	420

Total recoveries of loans previously charged-off	6,008	7,375	5,016	3,976	4,039

Net charge-offs	(31,510)	(24,262)	(14,667)	(8,490)	(7,610)
Provision charged to operations	32,344	29,199	16,456	16,921	10,710
Allowance related to acquisitions	6,189	7,850	82,228	2,044	2,725

Balance at end of year	$163,424	156,401	143,614	59,597	49,122

Loans outstanding at end of year	$12,923,940	11,974,765	11,008,419	3,985,789	3,197,673
Ratio of allowance for loan losses to loans outstanding at end of year	1.26%	1.31	1.30	1.50	1.54
Coverage of allowance for loan losses to net charge-offs	5.19	x	6.45	9.79	7.02	6.45
Average loans outstanding	$12,464,347	11,332,177	7,427,320	3,489,625	3,040,662
Ratio of net charge-offs of loans to average loans	.25%	.21	.20	.24	.25
Ratio of recoveries to charge-offs	16.01	23.31	25.48	31.89	34.67

Our provision for loan losses totaled $32 million in 2002. The ratio of the allowance for loan losses to loans outstanding was 1.26 percent at the end of 2002 compared to 1.31 percent and 1.30 percent at December 31, 2001 and 2000, respectively. The ratio decrease was due in part to higher levels of mortgage loans held for sale which do not require the same level of allowance as loans held in the portfolio. The ratio of the allowance to loans outstanding, excluding loans held for sale, was 1.31 percent at December 31, 2002 and 1.32 percent and 1.30 percent, respectively, at December 31, 2001 and 2000. The allowance at year-end 2002 provides for a coverage level of 5.19 times 2002’s net charge-offs. The ratio of net charge-offs to average loans increased 4 basis points in 2002 to .25 percent. The higher level of charge-offs is due primarily to the private aircraft charge-offs discussed previously, which also increased commercial, financial and agricultural charge-offs. A favorable trend in our loan mix, begun in 2001, continued in 2002 whereby the loan segment with the highest losses historically, consumer loans, made up a smaller percentage of the total portfolio and two segments, real estate—construction and real estate—mortgage, which historically have had lower loss rates, made up a larger percentage of the portfolio. See Table 12 for an analysis of the percentage of each loan segment to total loans.

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

Table 12 presents an allocation of the allowance for loan losses as of the end of the previous five years. The allocation is based on the regulatory classification of our portfolios, which focuses on the loan collateral, and differs from our internal classification, which focuses on the purpose of the loan. CCB was merged into NBC on December 31, 2001 and loans held in CCB’s portfolio (52 percent of the total loan portfolio) underwent their first Office of the Comptroller of Currency (“OCC”) bank examination during 2002. During that exam, OCC examiners suggested refinements to the CCB risk scoring system which had been previously acceptable to CCB’s former primary bank regulatory agency. These refinements resulted in credit shifts from “special mention” to “substandard” for certain of the credit relationships reviewed. In our model for computing allowance for loan losses, substandard credits are given a substantially higher risk factor which is partially based upon our evaluation of historical losses resulting from loans classified as “substandard”. We have not re-evaluated our loss factors to reflect the impact of shifting a larger number of credits to the “substandard” category. Consequently, we experienced a significant increase in the allocation of the allowance to specific loans. Management believes that the modification of credit classifications at the OCC’s request does not indicate deterioration of credit quality as much as different grading methodologies and highlights the need to re-evaluate our loss factors utilized to allocate the allowance. The loss factors used in our allowance allocation model will be re-evaluated based upon the modified loan classification system. This review will consider historical data, including loss levels and will potentially result in the revision of the loss factors utilized in allocating our allowance. Management anticipates that the revised risk factors may be lower than those used in the current allowance model and that the unallocated allowance may increase as a result.

TABLE    12

Allocation of the Allowance for Loan Losses

	As of December 31
	2002		2001		2000		1999		1998
In Thousands	Amount of Allowance Allocated	% of Loans in Each Category	Amount of Allowance Allocated	% of Loans in Each Category	Amount of Allowance Allocated	% of Loans in Each Category	Amount of Allowance Allocated	% of Loans in Each Category	Amount of Allowance Allocated	% of Loans in Each Category
Commercial, financial and agricultural	$53,147	10.4%	35,782	11.0	33,866	11.1	7,471	17.3	4,675	18.5
Real estate — construction	30,885	17.5	23,829	18.3	15,410	17.3	1,640	7.1	1,017	7.6
Real estate — mortgage	28,679	60.3	25,203	57.8	20,183	54.1	15,324	40.8	11,366	36.1
Consumer	19,256	10.1	17,184	11.1	22,086	15.7	10,739	34.0	8,227	36.9
Revolving credit	4,428.6		3,144.5		4,280.5		—	—	—	—
Lease financing	1,895	1.1	2,028	1.3	1,011	1.3	1,492.8		1,374.9
Unallocated portion of allowance	25,134	—	49,231	—	46,778	—	22,931	—	22,463	—

Total	$163,424	100.0%	156,401	100.0	143,614	100.0	59,597	100.0	49,122	100.0

Although the allocation of the allowance is an important management process, no portion of the allowance is restricted to any individual or group of loans; rather the entire allowance is available to absorb losses for the entire loan portfolio.

Asset Quality

Nonperforming assets at the end of each of the previous five years are presented in Table 13. CCB’s nonperforming assets are not included prior to December 31, 2000. Nonperforming assets have increased since December 2000 as a result of the economic conditions discussed earlier. Sixty-seven percent of the nonaccrual loans are loans secured by real estate: construction/land development, one-to-four family residential properties and commercial real estate. The next largest category of nonaccrual loans is commercial and industrial. Foreclosed real estate increased $15 million due primarily to three commercial properties. We anticipate no significant additional loss on these properties. Other repossessed assets increased primarily due to aircraft repossessions as discussed previously. Our ratio of the allowance for loan losses to nonperforming loans was 5.30 times at December 31, 2002 compared to 6.86 times at December 31, 2001.

The majority of accruing loans 90 days or more past due are again the three categories of loans secured by real estate listed above. Consumer loans are the next largest category. Nonperforming assets are only one of several asset quality measures we analyze. Despite the increase throughout 2002 in these measures, our net charge-offs remained low at .25 percent of average loans in 2002 compared to .21 percent in 2001.

TABLE    13

Nonperforming Assets

	As of December 31
In Thousands	2002		2001	2000	1999	1998
Nonaccrual loans	$30,806		22,800	7,219	—	533
Restructured loans	—		—	2,232	—	—

Total nonperforming loans	30,806		22,800	9,451	—	533
Foreclosed real estate	25,480		10,687	5,652	271	442

Nonperforming loans and foreclosed real estate	56,286		33,487	15,103	271	975
Other repossessed assets	9,285		3,845	—	—	—

Nonperforming assets	$65,571		37,332	15,103	271	975

Accruing loans 90 days or more past due	$56,384		48,553	26,362	5,470	4,218
Ratio of nonperforming loans and foreclosed real estate to:
Loans outstanding and foreclosed real estate	.43%		.28	.14	.01	.03
Total assets	.26		.17	.09	—	.02
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.51		.31	.14	.01	.03
Total assets	.31		.19	.09	—	.02
Allowance for loan losses to total nonperforming loans	5.30	x	6.86	15.20	—	92.16
Allowance for loan losses to total nonperforming assets	2.49		4.19	9.51	219.92	50.38

Our general policy is to place credits in a nonaccrual status when there are doubts regarding the collectibility of principal or interest or when payment of principal or interest is 90 days or more past due (unless determined that the collectibility is not reasonably considered in doubt).

Loans are considered impaired if it is probable that we will be unable to collect all amounts due under the terms of the loan agreement. The value of the impaired loan is based on discounted cash flows or the fair value of the collateral for a collateral-dependent loan. Any impairment losses are recognized through charges to the allowance for loan losses. At December 31, 2002, impaired loans amounted to $50 million, of which $21 million were not accruing interest. At December 31, 2001, these amounts were $62 million and $15 million, respectively. The related allowance for loan losses on these loans amounted to $20 million and $17 million at December 31, 2002 and 2001, respectively.

Interest Rate Risk Management

We manage interest sensitivity so as to avoid significant net interest margin fluctuations while promoting consistent net income increases during periods of changing interest rates. Interest sensitivity is our primary market risk and is defined as the risk of economic loss resulting from adverse changes in interest rates. This risk of loss can be reflected in reduced potential net interest income in future periods. The structure of our loan and deposit portfolios is such that a significant increase or decline in interest rates may adversely impact net interest income. Responsibility for managing interest rate, market and liquidity risks rests with the Asset/Liability Management Committee (“ALCO”) comprised of senior management. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more interest rate sensitive than fixed-rate securities and loans. Similarly, time deposits of $100,000 and over and money market accounts are much more interest rate sensitive than savings accounts. The shorter-term interest rate sensitivities are the key to measurement of the interest sensitivity gap, or difference between interest-sensitive earning assets and interest-sensitive liabilities. Trying to minimize this gap is a continual challenge in a changing interest rate environment and one of ALCO’s objectives. ALCO uses Gap Analysis as one method to determine and monitor the appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of total earning assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at December 31, 2002 is presented in Table 14. At December 31, 2002, we had a cumulative “positive gap” (interest-sensitive assets exceed interest- sensitive liabilities and interest rate swaps) of $909 million or 4.51 percent of total tangible assets over a twelve-month horizon. The ratio of tangible assets to liabilities, tangible equity and interest rate swaps was 1.10x.

TABLE    14

Interest Sensitivity Analysis

	As of December 31, 2002 (1)
In Thousands	30 Days Sensitive	6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$202,416	—	—	202,416	—	202,416
Investment securities	584,918	1,000,718	736,716	2,322,352	3,380,309	5,702,661
Loans	5,656,931	1,012,764	938,065	7,607,760	5,316,180	12,923,940
Other assets	—	—	—	—	1,329,065	1,329,065
Total tangible assets	6,444,265	2,013,482	1,674,781	10,132,528	10,025,554	20,158,082
Liabilities:
Noninterest DDA	186,996	373,992	—	560,988	1,680,845	2,241,833
Savings deposits	1,052,530	616,248	616,248	2,285,026	3,381,381	5,666,407
Time deposits	1,363,123	1,896,783	1,233,781	4,493,687	2,092,807	6,586,494
Short-term borrowed funds	1,242,764	—	—	1,242,764	210,000	1,452,764
Long-term debt	257,531	156,878	26,874	441,283	1,961,898	2,403,181
Other liabilities	—	—	—	—	439,005	439,005
Total liabilities	4,102,944	3,043,901	1,876,903	9,023,748	9,765,936	18,789,684
Tangible equity	—	—	—	—	1,368,398	1,368,398
Total liabilities and tangible equity	4,102,944	3,043,901	1,876,903	9,023,748	11,134,334	20,158,082
Interest rate swaps:
Pay floating/receive fixed	—	200,000	—	200,000	(200,000)	—
Total interest rate swaps	—	200,000	—	200,000	(200,000)	—
Interest sensitivity gap	$2,341,321	(1,230,419)	(202,122)	908,780
Cumulative gap	$2,341,321	1,110,902	908,780
Cumulative ratio of tangible assets to liabilities, tangible equity and interest rate swaps	1.57x	1.15	1.10
Cumulative gap to total tangible assets	11.61%	5.51	4.51
(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Gap Analysis is a limited interest rate risk management tool because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of November 30, 2002 and those results do not vary significantly from those that would have been obtained for an analysis as of December 31, 2002.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of November 30, 2002, a 100 basis point increase is projected to increase net income 1.3 percent and a 100 basis point decrease is projected to decrease net income 3.8 percent. As mentioned earlier, we have restructured our balance sheet to lessen our exposure to interest rate increases. At December 31, 2001, Simulation Analysis projected a 2.3 percent decrease in net income with a 100 basis point increase and a 1.2 percent decrease with a 100 basis point decrease. The model’s December 31, 2001 projection of decreased net income, whether interest rates rise or fall, is due to asymmetrical pricing assumptions and call risk. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

As of December 31, 2002, management believes that NCF is positioned to avoid material negative changes in net income resulting from future changes in interest rates. Management continues to target a relatively neutral position relative to future interest rate increases as it believes interest rate increases will begin in the second half of 2003. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

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

NCF utilizes derivative financial instruments to manage interest rate sensitivity and market risk by modifying the repricing or maturity of assets or liabilities. By their nature, derivative instruments are subject to market risk. We do not utilize derivative instruments for speculative purposes. All interest rate derivatives that qualify for hedge accounting are recorded at fair values as other assets or other liabilities on the balance sheet and are designated as either “fair value” or “cash flow hedges”. As of December 31, 2002, we had derivative financial instruments in the form of fair value hedges related to the trust preferred securities issued in 2001. The notional amount of the hedge is $200 million. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating interest payments between the counterparties. Net interest received or paid on an interest rate swap agreement is recognized over the life of the contract as an adjustment to interest income (expense) of the modified or “hedged” financial asset or liability.

Table 15 provides information about our financial instruments (used for purposes other than trading) that are sensitive to changes in interest rates as of December 31, 2002. Principal cash flow and related weighted average interest rates by contractual maturities for loans, securities and liabilities with contractual maturities are presented. We included assumptions of the impact of interest rate fluctuations on prepayment of residential and home equity loans and mortgage-backed securities based on our historical experience. For core deposits that have no contractual maturity, the principal cash flows and related weighted average interest rates presented are based upon our historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted average variable rates are based on the implied forward rates in the yield curve at December 31, 2002.

Liquidity Risk Management

Liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends, debt service and other commitments and operate the organization on an ongoing basis. Funds are primarily provided by our banking subsidiaries through cash flows from operating activities, expansion of the deposit base, borrowing funds in money market operations and through the sale or maturity of assets.

Net cash provided by operating activities and deposits from customers have been our primary sources of liquidity. Correspondent relationships are maintained with several larger banks enabling our banking subsidiaries to purchase federal funds when needed. Also available as liquidity sources are access to the Federal Reserve discount window and lines of credit our subsidiary banks maintain with the FHLB. These lines of credit are secured by blanket collateral agreements on the mortgage loan portfolios and certain other loans and securities held by our banking subsidiaries.

TABLE    15

Market Risk Disclosure

	Principal Amount Maturing in							Approximate Fair Value at Dec. 31, 2002
In Thousands	2003	2004	2005	2006	2007	Thereafter	Total
Rate Sensitive Assets:
Fixed interest rate loans	$1,842,905	1,313,251	1,015,014	979,705	1,098,845	807,496	7,057,216	7,573,000
Average interest rate	7.11%	7.62	7.54	7.45	6.95	7.63	7.35
Variable interest rate loans	$1,521,832	595,338	589,707	593,731	733,339	1,832,777	5,866,724	5,867,000
Average interest rate	4.65%	4.75	4.51	4.48	4.39	4.51	4.55
Fixed interest rate securities	$1,793,476	1,049,358	667,525	408,180	432,369	822,877	5,173,785	5,201,000
Average interest rate	4.99%	4.88	4.68	5.04	4.63	5.16	4.93
Variable interest rate securities	$93,391	49,034	35,642	25,853	18,708	306,248	528,876	529,000
Average interest rate	1.91%	1.43	1.43	1.43	1.43	2.89	2.36

Rate Sensitive Liabilities:
Noninterest-bearing deposits	$560,988	504,889	504,889	168,296	168,296	334,475	2,241,833	2,242,000
Average interest rate	—	—	—	—	—	—	—
Savings and NOW accounts	$1,232,497	1,481,253	1,481,253	367,851	367,851	735,702	5,666,407	5,666,000
Average interest rate	1.12%	.82	.82	.71	.71	.71	.86
Time deposits	$4,492,242	1,438,992	325,671	40,616	267,618	21,355	6,586,494	6,698,000
Average interest rate	2.37%	3.69	3.94	4.55	4.83	1.60	2.85
Fixed interest rate borrowings	$317,019	425,390	65,272	150,232	150,061	1,366,197	2,474,171	2,568,000
Average interest rate	4.04%	3.82	4.30	4.61	3.58	5.16	4.64
Variable interest rate borrowings	$1,190,646	152,118	—	—	39,010	—	1,381,774	1,382,000
Average interest rate	1.08%	.68	—	—	2.78	—	1.08

Rate Sensitive Derivative Financial Instruments:
Pay variable/receive fixed interest rate swaps	$200,000
Average pay rate	2.24%
Average receive rate	7.70

Certificates of deposit in denominations of $100,000 or more are an additional source of liquidity. At December 31, 2002, these accounts totaled $1.7 billion compared to $1.4 billion at December 31, 2001. During 2002, the maximum month-end balance for certificates of deposit in amounts of $100,000 or more was $1.9 billion. The following is a remaining maturity schedule of these deposits at December 31, 2002 (in thousands):

	3 Months or Less	Over 3 Through 6 Months	Over 6 Through 12 Months	Over 1 Year	Total
Jumbo and Brokered Deposits	$888,789	457,826	372,133	4,800	$1,723,548

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

The Parent Company’s liquidity is provided though cash dividends from its banking and other non-bank subsidiaries as well as its capacity to raise additional borrowed funds as needed. Additionally, the Parent Company has a $50 million unsecured line of credit with a commercial bank available as needed.

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit. At December 31, 2002, we had commitments to extend credit totaling $3.7 billion. These amounts include unused home equity lines and commercial real estate, construction and land development commitments of $1.5 billion and $937 million, respectively, at December 31, 2002. Standby letters of credit are commitments issued by our banking subsidiaries to guarantee the performance of a customer to a third party. Non-depreciable assets generally secure the standby letters of credit. Our banking subsidiaries had approximately $89 million in outstanding standby letters of credit at December 31, 2002. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments expose us to the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

In addition to our commitments to extend credit to customers, we have noncancellable, long-term lease commitments totaling $109 million at December 31, 2002. Our institutional broker/dealer and secondary mortgage marketing operations enter into transactions involving financial instruments with off-balance sheet risk in order to meet the financing and hedging needs of its customers and to reduce its own exposure to fluctuations in interest rates. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ market values and interest rates. At December 31, 2002, forward contracts for commitments to purchase investment securities totaled $397 million and commitments to sell totaled $385 million. When-issued contracts for commitments to purchase investment securities totaled $11 million and commitments to purchase totaled $8 million at December 31, 2002. Forward commitments to sell mortgages totaled $324 million at December 31, 2002.

Management believes that it has adequate resources available to manage our liquidity needs.

Other Accounting Matters

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of Statement No. 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment.

We adopted the provisions of Statement 142 on January 1, 2002. Under its provisions, all amortization of goodwill and identified intangible assets with indefinite useful lives ceased effective January 1, 2002, on a prospective basis. Also under Statement 142, all goodwill and identified intangible assets with an indefinite useful life must be tested for impairment as of January 1, 2002, and annually thereafter. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of goodwill impairment.

NCF’s impairment evaluation as of January 1, 2002, indicated that none of NCF’s goodwill was impaired.

In October 2002, the FASB issued Statement No. 147, “Acquistions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interprepation No. 9”. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions that require that an unidentifiable excess in a business combination be treated as goodwill rather than as a separate unidentifiable intangible asset apply to all acquisitions of financial instutitions. The provisions of Statement No. 147 became effective October 1, 2002. Adoption of Statement No. 147 is not expected to materially impact NCF’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. NCF is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002, to determine whether they will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No.148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (the “transition provisions”). In addition, Statement No. 148 amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The transition methods of Statement No. 148 are effective for NCF’s March 31, 2003 Form 10-Q. NCF continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on NCF’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 would require the consolidation of specified VIEs created before February 1, 2003 in NCF’s September 30, 2003

Form 10-Q. For specified VIEs created after January 31, 2003, FIN 46 would require consolidation in NCF’s March 31, 2003 Form 10-Q. NCF does not expect the implementation of FIN 46 to have a material impact on its consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information about market risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

(a)    The following audited consolidated financial statements and related documents of National Commerce Financial Corporation and Subsidiaries are set forth in this Annual Report on Form 10-K on the pages indicated:

Consolidated Balance Sheets at December 31, 2002 and 2001	34
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2002	36
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	37
Notes to Consolidated Financial Statements	38
(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the page indicated:
Quarterly Financial Data	60
Report of Management Regarding Responsibility for Financial Statements	62
Reports of Independent Auditors	63

NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
In Thousands Except Share Data	2002	2001

Assets:
Cash and due from banks	$517,295	561,429
Time deposits in other banks	12,276	31,118
Federal funds sold and other short-term investments	73,186	51,873
Investment securities:
Available for sale (amortized cost of $4,693,316 and $3,589,578)	4,777,009	3,611,706
Held to maturity (market values of $953,294 and $913,683)	925,652	900,750
Trading account securities	116,954	197,214
Loans	12,923,940	11,974,765
Less allowance for loan losses	163,424	156,401

Net loans	12,760,516	11,818,364

Bank owned life insurance	227,051	212,376
Investment in First Market Bank, FSB	27,997	24,550
Premises and equipment	257,676	219,595
Goodwill	1,077,118	946,157
Core deposit intangibles	236,916	251,464
Other assets	462,470	447,117

Total assets	$21,472,116	19,273,713

Liabilities:
Deposits:
Demand (noninterest-bearing)	$2,241,833	1,732,140
Savings, NOW and money market accounts	5,666,407	5,230,621
Jumbo and brokered certificates of deposit	1,723,548	1,366,034
Time deposits	4,862,946	4,290,684

Total deposits	14,494,734	12,619,479
Short-term borrowed funds	1,452,764	1,141,617
Federal Home Loan Bank advances	2,106,474	2,306,554
Trust preferred securities and long-term debt	296,707	282,018
Other liabilities	439,005	468,714

Total liabilities	18,789,684	16,818,382

Stockholders’ equity:
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock of $2 par value. Authorized 400,000,000 shares; 205,408,183 and 205,058,713 shares issued	410,816	410,117
Additional paid-in capital	1,753,241	1,756,128
Retained earnings	467,641	276,342
Accumulated other comprehensive income	50,734	12,744

Total stockholders’ equity	2,682,432	2,455,331

Total liabilities and stockholders’ equity	$21,472,116	19,273,713

Commitments and contingencies (note 17)

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31
In Thousands Except Per Share Data	2002	2001	2000
Interest income:
Interest and fees on loans	$861,288	945,628	688,304
Interest and dividends on investment securities:
U.S. Treasury	2,180	2,892	4,168
U.S. Government agencies and corporations	215,928	191,528	169,300
States and political subdivisions (primarily tax-exempt)	7,054	9,084	8,398
Equity and other securities	40,792	66,527	54,903
Interest and dividends on trading account securities	2,274	3,134	2,437
Interest on time deposits in other banks	372	1,257	1,597
Interest on federal funds sold and other short-term investments	609	2,815	8,869

Total interest income	1,130,497	1,222,865	937,976

Interest expense:
Deposits	275,759	429,623	364,433
Short-term borrowed funds	17,817	39,066	69,577
Federal Home Loan Bank advances	93,492	97,838	77,912
Trust preferred securities and long-term debt	9,823	5,225	5,282

Total interest expense	396,891	571,752	517,204

Net interest income	733,606	651,113	420,772
Provision for loan losses	32,344	29,199	16,456

Net interest income after provision for loan losses	701,262	621,914	404,316

Other income:
Service charges on deposit accounts	159,402	121,450	68,766
Other service charges and fees	40,658	36,703	29,919
Broker/dealer revenue and other commissions	75,645	68,006	28,816
Trust and employee benefit plan income	50,916	51,184	32,964
Equity earnings from First Market Bank, FSB	3,447	2,216	1,254
Other operating	49,418	38,694	23,263
Investment securities gains	11,502	6,635	4,509

Total other income	390,988	324,888	189,491

Other expenses:
Personnel	284,030	249,565	160,136
Net occupancy	48,486	37,302	27,251
Equipment	28,188	24,166	17,367
Losses on interest rate swaps	—	672	77,227
Goodwill amortization	—	48,240	26,884
Core deposit intangibles amortization	69,930	58,775	34,536
Other operating	182,654	158,034	99,839
Conversion/merger expenses	4,940	11,364	70,657

Total other expenses	618,228	588,118	513,897

Income before income taxes	474,022	358,684	79,910
Income taxes	150,412	133,388	34,600

Net income	$323,610	225,296	45,310

Earnings per common share:
Basic	$1.57	1.10	.29
Diluted	1.55	1.09	.28
Weighted average shares outstanding:
Basic	205,933	204,972	157,387
Diluted	208,144	207,484	159,254

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and

Comprehensive Income

Years Ended December 31, 2002, 2001, and 2000

In Thousands Except Share and Per Share Data	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance January 1, 2000	108,223,286	$216,446	240,208	196,755	(4,168)	649,241
Net income	—	—	—	45,310	—	45,310
Other comprehensive gain —
Unrealized gain on securities, net of deferred tax expense of $18,387	—	—	—	—	26,962	26,962

Total comprehensive income						72,272
Restricted stock transactions, net	434,415	869	807	—	—	1,676
Stock options exercised, net of shares tendered	1,192,298	2,385	11,213	—	—	13,598
Common stock issued in acquisitions	97,342,874	194,686	1,546,339	—	—	1,741,025
Purchase and retirement of shares	(1,724,805)	(3,450)	(28,558)	—	—	(32,008)
Other transactions, net	(221,970)	(444)	(4,286)	—	—	(4,730)
Cash dividends ($.48 per share)	—	—	—	(76,236)	—	(76,236)

Balance December 31, 2000	205,246,098	410,492	1,765,723	165,829	22,794	2,364,838
Net income	—	—	—	225,296	—	225,296
Other comprehensive loss —
Unrealized loss on securities, net of deferred tax benefit of $5,217	—	—	—	—	(10,050)	(10,050)

Total comprehensive income						215,246
Restricted stock transactions, net	26,159	52	2,769	—	—	2,821
Stock options exercised, net of shares tendered	1,658,120	3,316	21,022	—	—	24,338
Common stock issued in acquisitions	2,384,695	4,769	61,727	—	—	66,496
Purchase and retirement of shares	(4,255,132)	(8,510)	(93,702)	—	—	(102,212)
Other transactions, net	(1,227)	(2)	(1,411)	55	—	(1,358)
Cash dividends ($.56 per share)	—	—	—	(114,838)	—	(114,838)

Balance December 31, 2001	205,058,713	410,117	1,756,128	276,342	12,744	2,455,331
Net income	—	—	—	323,610	—	323,610
Other comprehensive gain —
Unrealized gain on securities, net of deferred tax expense of $24,115	—	—	—	—	37,892	37,892
Change in minimum pension liability, net of deferred tax expense of $63	—	—	—	—	98	98

Total comprehensive income						361,600
Restricted stock transactions, net	5,115	10	2,488	—	—	2,498
Stock options exercised, net of shares tendered	2,256,614	4,514	37,238	—	—	41,752
Common stock issued in acquisitions	610,998	1,222	13,637	—	—	14,859
Purchase and retirement of shares	(2,356,900)	(4,714)	(53,020)	—	—	(57,734)
Other transactions, net	(166,357)	(333)	(3,230)	—	—	(3,563)
Cash dividends ($.64 per share)	—	—	—	(132,311)	—	(132,311)

Balance December 31, 2002	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31
In Thousands	2002	2001	2000
Operating activities:
Net income	$323,610	225,296	45,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	103,870	105,216	51,108
Provision for loan losses	32,344	29,199	16,456
Investment securities gains	(11,502)	(6,635)	(4,509)
Interest rate swap losses	—	672	77,227
Deferred income taxes	2,332	20,407	27,051
Origination or purchase of loans held for sale	(1,519,294)	(504,812)	—
Sales of loans held for sale	1,332,786	401,413	—
Changes in:
Trading account securities	80,260	(122,797)	(44,123)
Other assets	8,990	(220,870)	(47,041)
Other liabilities	(84,232)	2,793	31,332
Other operating activities, net	(317)	2,625	(2,517)

Net cash provided (used) by operating activities	268,847	(67,493)	150,294

Investing activities:
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	584,014	1,213,809	151,243
Sales of investment securities available for sale	1,644,596	152,760	1,449,337
Maturities and issuer calls of investment securities available for sale	2,416,515	1,352,900	123,153
Purchases of:
Investment securities held to maturity	(607,717)	(92,720)	(334,518)
Investment securities available for sale	(4,115,114)	(2,585,766)	(1,631,343)
Premises and equipment	(37,643)	(22,702)	(23,927)
Net originations of loans	(219,470)	(309,591)	(539,862)
Net cash acquired (paid) in business combinations	(321,602)	(21,616)	318,633

Net cash used by investing activities	(656,421)	(312,926)	(487,284)

Financing activities:
Net increase in deposit accounts	527,306	73,803	511,590
Net increase (decrease) in short-term borrowed funds	186,948	(85,329)	(25,900)
Net increase (decrease) in Federal Home Loan Bank advances	(201,656)	513,901	221,475
Net increase in long-term debt	88	—	—
Repurchase and retirement of capital trust pass-through securities	(3,652)	(7,276)	—
Issuance of trust preferred securities	—	200,000	—
Issuances of common stock from exercise of stock options, net	27,707	15,595	8,498
Purchase and retirement of common stock	(57,734)	(102,212)	(32,008)
Other equity transactions, net	(785)	(272)	(258)
Cash dividends paid	(132,311)	(114,838)	(76,236)

Net cash provided by financing activities	345,911	493,372	607,161

Net increase (decrease) in cash and cash equivalents	(41,663)	112,953	270,171
Cash and cash equivalents at beginning of year	644,420	531,467	261,296

Cash and cash equivalents at end of year	$602,757	644,420	531,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year	$402,008	595,423	503,514
Income taxes paid during the year	156,435	103,675	44,789

See accompanying notes to consolidated financial statements.

NATIONAL  COMMERCE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts and results of operations of National Commerce Financial Corporation (“NCF”) and its subsidiaries. NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates.

NCF has two wholly owned banking subsidiaries (collectively, the “Subsidiary Banks”). National Bank of Commerce (“NBC”) is NCF’s principal subsidiary. The Subsidiary Banks provide a full range of banking services to individual and corporate customers through their branch networks based in Tennessee, Mississippi, Arkansas, Georgia, North Carolina, South Carolina, Virginia and West Virginia. Neither NCF nor its Subsidiary Banks have active foreign operations. NCF believes that there is no concentration of risk with any single customer or supplier, or small group of customers or suppliers, whose failure or nonperformance would materially affect NCF’s results. Products and services offered to customers include traditional banking services such as accepting deposits; making secured and unsecured loans; renting safety deposit boxes; performing trust functions for corporations, employee benefit plans and individuals; and providing certain insurance and brokerage services. The Subsidiary Banks are subject to competition from other financial entities and are subject to the regulations of certain Federal agencies and undergo periodic examinations by those regulatory agencies.

NCF has two business segments: traditional banking and financial enterprises. The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities. Many of these services are offered nationally.

Financial Statement Presentation

NCF’s accounting and reporting polices are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and they conform to general practices within the applicable industries. All significant intercompany transactions and accounts are eliminated in consolidation.

Management makes a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash and Cash Equivalents

NCF considers time deposits in other banks, federal funds sold and other short-term investments to be cash equivalents.

Securities

Securities are classified at their purchase date as trading account securities, securities available for sale or investment securities held to maturity, based on management’s intention. The amortized cost of the specific securities sold is used to compute gains or losses on the sale of securities.

Trading account securities consist of securities inventories held for the purpose of brokerage activities and are carried at fair value with changes in fair value included in earnings. Broker/dealer revenue includes the effects of adjustments to market values of trading account securities. Interest on trading account securities is recorded in interest income.

Securities available for sale are carried at fair value. Unrealized gains or losses are excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity.

Investment securities that NCF has the positive intent and ability to hold to maturity are classified as held for maturity and reported at amortized cost.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Loan Portfolio

The loan portfolio is comprised of: commercial, financial and agricultural; real estate-construction; real estate-mortgage; consumer, revolving credit accounts and leases. The lease portfolio includes rolling stock such as automobiles, trucks and trailers as well as a broadly diversified base of equipment.

A loan is considered to be impaired when based on current information, it is probable that NCF will not receive all amounts due in accordance with the contractual terms of the loan agreement.

Interest income on loans is recorded on the accrual basis. Loan origination fees and direct origination costs are amortized as an adjustment to the yield over the term of the loan.

Accrual of interest on loans (including impaired loans) is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Consumer and other retail loans are typically charged-off no later than 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not collected on loans that are placed on nonaccrual or are charged-off is reversed against interest income. Subsequent interest collected is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Mortgage Banking

NCF originates and purchases mortgage loans with the intent to sell the loans to investors. Loans held for sale are recorded at the lower of aggregate cost or fair value, except if the loans are designated as a hedge under Statement No. 133, Accounting for Derivatives and Hedging Activities, in which case the loans are recorded at fair value. Mortgage servicing rights are amortized over the life of the asset using an accelerated method.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the date of the consolidated financial statements. The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance is comprised of specific loan loss allocations, nonaccrual and classified loan allocations, and general allocations by loan type for all other loans. Specific loan loss allocations are determined for significant credits where management believes that a risk of loss exists. The unallocated component of the allowance represents the estimated probable losses inherent in the portfolio that are not fully captured in either the specific loan loss allocation or nonaccrual and classified loan allocations. The amount of unallocated allowance was based on the results of analyses including industry, borrower or collateral concentrations, the risk inherent in the loss estimation process for pools of loans and the estimated effect of general economic conditions. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the allocated and unallocated components.

NCF believes it has developed appropriate policies and processes for the determination of an allowance for loan losses that reflects its assessment of credit risk after consideration of known relevant facts. Depending on changes in circumstances, future adjustments to the allowance may be necessary if economic conditions, particularly in the Subsidiary Banks’ markets, differ substantially from the assumptions used by management. Additionally, bank regulatory agency examiners periodically review the loan portfolio and may require the Subsidiary Banks to charge-off loans and/or increase the allowance for loan losses to reflect their assessment of the collectibility of loans based on available information at the time of their examination.

Derivatives and Hedging Activities

NCF records derivatives at fair value in “other assets” (or “other liabilities”) on the Consolidated Balance Sheets depending on whether the fair value is an unrealized gain or loss. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives are either offset through

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Derivative contracts are accounted for on the accrual basis and the net interest differential, including premiums paid, if any, are recognized as an adjustment to the interest income or interest expense of the related asset or liability.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed over the estimated lives of the assets on accelerated and straight-line methods. Leasehold improvements are amortized over the term of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Goodwill and Other Intangible Assets

NCF adopted Statement No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Intangible assets subject to amortization will be reviewed for impairment. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed asset.

Comprehensive Income

Comprehensive income is the change in NCF’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income (loss). “Other comprehensive income” for the year ended December 31, 2002 and “accumulated other comprehensive income” as of December 31, 2002 are comprised of unrealized gains and losses on certain investments in debt and equity securities and adjustments to the minimum pension liability. The amounts reported for 2001 and 2000 are comprised solely of unrealized gains and losses on certain investments in debt and equity securities

Income Taxes

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

Incentive Plans

NCF has incentive plans covering certain officers of NCF and its subsidiaries. The market value of restricted stock issued under the incentive plans is being charged to compensation expense over the vesting period, generally up to three years. Vesting is dependent on continued service with NCF.

Generally, NCF grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, the vesting period.

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured under the fair value based method promulgated under Statement No. 123, “Accounting for Stock-based

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income in future years.

In Thousands Except Per Share Data		2002	2001	2000
Net income	As reported	$323,610	225,296	45,310
	Pro forma	316,733	219,626	37,914

Basic EPS	As reported	1.57	1.10	.29
	Pro forma	1.54	1.07	.24

Diluted EPS	As reported	1.55	1.09	.28
	Pro forma	1.52	1.06	.24

The weighted average fair value of options granted approximated $6.22 in 2002, $5.83 in 2001 and $3.24 in 2000. The fair values of the options granted in 2002, 2001 and 2000 are estimated on the date of the grants using the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including expected stock volatility, which when changed can materially affect fair value estimates. The fair values were estimated using the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	2.5%	2.00	2.00
Expected volatility	30.00	30.00	35.00
Risk-free interest rate	3.05	2.50	6.00
Expected average life	5 years	5 years	5 years

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive shares were issued. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

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

(2) ACQUISITIONS

In 2002, NCF acquired divested Wachovia branches and BancMortgage Financial Corp. (“BancMortgage”) in acquisitions accounted for as purchases. The acquisitions continue NCF’s strategic expansion into high growth areas of the Southeast. Results of operations of the acquired companies were included in NCF’s 2002 consolidated statement of income from the respective dates of acquisition. The pro forma results of operations, in any of the periods reported, are not materially different from those reported.

(2) ACQUISITIONS — Continued

In February 2002, NCF acquired 37 divested Wachovia branches and corresponding ATMs in North Carolina, South Carolina, Georgia and Virginia. This acquisition added to NCF’s balance sheet $1.4 billion in deposits, $450 million in loans, $25 million in fixed assets and $1 billion in available for sale investment securities which were subsequently sold to restructure the balance sheet. Net cash paid in this business combination totaled $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55 million and $125 million, respectively. The core deposit intangible will be amortized over a period of 7 years. The goodwill recognized is expected to be fully deductible for tax purposes. Under the terms of the acquisition agreement with Wachovia, NCF is required to make a contingent purchase price payment in March 2003 based on the February 2003 retention of specifically identified deposit accounts. Such payment approximates $8 million. The amount of any contingent payment will be an addition to goodwill. In December, NCF completed the acquisition of BancMortgage, an Atlanta-based mortgage originator. Approximately 611,000 shares of NCF common stock were issued and $5 million of goodwill was initially recorded in the transaction. In accordance with the merger agreement, additional consideration, shares of NCF common stock, may be paid based on a multiple of pretax earnings for the three years ended December 31, 2005, provided such amount exceeds consideration already exchanged. Any contingent payment will be recorded as goodwill. Goodwill recognized in the BancMortgage acquisition is not deductible for tax purposes.

In 2001, NCF consummated two acquisitions that were accounted for as purchases. Results of operations of the acquired companies were included in NCF’s 2001 consolidated statement of income from the respective dates of acquisition. In August, NCF acquired First Vantage Bank-Tennessee, a $165 million financial institution located in Knoxville, Tennessee. Goodwill of $11 million was recorded in the cash transaction. In November, NCF acquired SouthBanc Shares, Inc., a $660 million South Carolina financial institution. Approximately 2 million shares of NCF common stock were issued and $49 million of goodwill was recorded in the transaction. Pro forma financial information relating to these acquisitions has not been provided, as the acquisitions are not considered material to NCF’s financial position or results of operations as of December 31, 2001.

In 2000, NCF consummated four acquisitions that were accounted for as purchases. Results of operations of the acquired companies were included in NCF’s 2000 consolidated statement of income from the respective dates of acquisition. In July, NCF completed its merger with CCB Financial Corporation (“CCBF”), an $8.8 billion bank holding company based in Durham, North Carolina. Approximately 94 million shares of NCF common stock were issued and $814 million of goodwill was recorded. Also in July, NCF completed its acquisition of First Mercantile Trust and First Mercantile Capital Management, Inc., a $7 million trust company based in Germantown, Tennessee. Approximately 2 million shares of NCF stock were issued and $28 million of goodwill was recorded in the transaction. In April, NCF completed its merger with Piedmont Bancorp, Inc., a $151 million bank holding company based in Hillsborough, North Carolina. Approximately 2 million shares of NCF common stock were issued and $13 million of goodwill was recorded in the transaction. In March, TransPlatinum acquired Prime Financial Services, Inc., a receivables financing company serving the transportation industry in a cash transaction.

In connection with the mergers discussed above, NCF incurred merger and integration charges in 2002, 2001 and 2000. The components of the charges are shown below:

In Thousands	2002	2001	2000
Severance costs	$—	1,040	2,211
Employee retention costs	—	—	186
Restricted stock acceleration	—	—	759
Change-in-control related costs	—	—	30,891
Other costs accrued	—	123	1,943

Total personnel-related costs	—	1,163	35,990
Occupancy and equipment write-downs	166	47	5,952
Systems and other integration costs	4,774	10,154	26,713
Securities losses from balance sheet restructuring	—	—	2,002

Total merger and integration costs	$4,940	11,364	70,657

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

(2) ACQUISITIONS — Continued

The following summarizes activity within NCF’s merger accrual account during the years ended December 31, 2002, 2001 and 2000:

In Thousands	2002	2001	2000
Balance at beginning of year	$5,840	10,610	—
Provision charged to operating expense	4,940	11,364	70,657
Cash outlays	(10,614)	(16,134)	(52,220)
Non-cash write-downs	(166)	—	(7,827)

Balance at end of year	$—	5,840	10,610

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

The Subsidiary Banks are required to maintain reserve and clearing balances with the Federal Reserve Bank. These balances are included in “cash and due from banks” on the Consolidated Balance Sheets. For the reserve maintenance periods in effect at both December 31, 2002 and 2001, the Subsidiary Banks were required to maintain average reserve and clearing balances of $16 million and $23 million, respectively.

(4) INVESTMENT SECURITIES

Investment securities with amortized costs of approximately $3 billion at December 31, 2002 and 2001 were pledged to secure public funds on deposit, repurchase agreements and for other purposes required by law. The investment securities portfolio is segregated into securities available for sale and securities held to maturity.

Securities Available for Sale

Securities available for sale are carried at estimated fair value. The amortized cost and approximate fair values of these securities at December 31, 2002 and 2001 were as follows:

	2002				2001
In Thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury	$35,724	781	—	36,505	44,194	1,871	—	46,065
U.S. Government agencies and corporations	860,005	28,276	(500)	887,781	1,528,887	18,455	(16,964)	1,530,378
Mortgage-backed securities	3,365,617	53,048	(1,041)	3,417,624	1,507,490	20,805	(6,780)	1,521,515
States and political subdivisions	61,317	3,050	(16)	64,351	86,466	2,704	(183)	88,987
Debt and equity securities	370,653	683	(588)	370,748	422,541	2,769	(549)	424,761

Total	$4,693,316	85,838	(2,145)	4,777,009	3,589,578	46,604	(24,476)	3,611,706

Gross gains realized on sales of available for sale securities totaled $12 million and $7 million, respectively, for 2002 and 2001, and gross losses totaled $60,000 and $110,000, respectively, for 2002 and 2001.

Equity securities include the Subsidiary Banks’ required investment in stock of the Federal Reserve Bank (the “FRB”) and the Federal Home Loan Bank (the “FHLB”) which totaled $195 million at December 31, 2002 and $155 million at December 31, 2001. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amounts were deemed to be a reasonable estimate of fair value.

(4) INVESTMENT SECURITIES — Continued

Following is a maturity schedule of securities available for sale at December 31, 2002:

In Thousands	Amortized Cost	Fair Value
Within 1 year	$21,792	22,474
After 1 but within 5 years	841,585	870,586
After 5 but within 10 years	87,306	89,061
After 10 years	6,363	6,516

Subtotal	957,046	988,637
Mortgage-backed securities	3,365,617	3,417,624
Debt and equity securities	370,653	370,748

Total securities available for sale	$4,693,316	4,777,009

Securities Held to Maturity

The carrying values and approximate fair values of securities held to maturity at December 31, 2002 and 2001 were as follows:

	2002				2001
In Thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$397,693	11,601	—	409,294	151,132	4,022	—	155,154
Mortgage-backed securities	247,812	2,323	(21)	250,114	257,461	3,177	(91)	260,547
States and political subdivisions	56,012	2,202	—	58,214	65,008	1,580	(16)	66,572
Debt securities	224,135	14,471	(2,934)	235,672	427,149	10,788	(6,527)	431,410

Total	$925,652	30,597	(2,955)	953,294	900,750	19,567	(6,634)	913,683

Following is a maturity schedule of securities held to maturity at December 31, 2002:

In Thousands	Amortized Cost	Fair Value
Within 1 year	$3,330	3,350
After 1 but within 5 years	268,074	280,285
After 5 but within 10 years	179,872	181,271
After 10 years	2,429	2,602

Subtotal	453,705	467,508
Mortgage-backed securities	247,812	250,114
Debt securities	224,135	235,672

Total securities held to maturity	$925,652	953,294

Unrealized gains and losses on certain investments in debt and equity securities included in other comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000 follows:

	2002			2001			2000
In Thousands	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during holding period	$73,509	(28,658)	44,851	(8,632)	2,596	(6,036)	49,858	(20,168)	29,690
Reclassification adjustment for gains realized in net income	(11,502)	4,543	(6,959)	(6,635)	2,621	(4,014)	(4,509)	1,781	(2,728)

Other comprehensive income (loss)	$62,007	(24,115)	37,892	(15,267)	5,217	(10,050)	45,349	(18,387)	26,962

Unrealized net gains on trading securities were $246,000, $2 million and $245,000 at December 31, 2002, 2001 and 2000, respectively.

(5) LOANS

The Subsidiary Banks do not engage in highly leveraged transactions or foreign lending activities. The loan portfolios are diversified and there are no significant concentrations of credit risk. Management internally classifies the loan portfolio by the purpose of the borrowing and such classification is presented below as of December 31, 2002 and 2001. This classification basis places the emphasis on the source of repayment rather than the collateral source, which is the basis for the regulatory classification.

In Thousands	2002	2001
Consumer, net of unearned	$3,933,482	3,602,013
Commercial, net of unearned	3,329,451	2,900,346
Construction and miscellaneous real estate	3,655,671	3,361,232
Credit cards	10,203	9,368
Check protection	64,260	52,363
Mortgage (including loans held for sale)	1,798,326	1,912,345
Leases receivable, net of unearned	132,547	137,098

Total loans	$12,923,940	11,974,765

Loans with outstanding balances of $31 million were transferred from loans to foreclosed real estate during 2002. Foreclosed real estate and other repossessed assets are included in “other assets” on the Consolidated Balance Sheets. Following are nonperforming assets as of December 31, 2002 and 2001.

In Thousands	2002	2001
Nonaccrual loans	$30,806	22,800
Foreclosed real estate	25,480	10,687
Other repossessed assets	9,285	3,845

Total nonperforming assets	$65,571	37,332

The following is an analysis of interest income related to loans on nonaccrual status for the years ended December 31, 2002, 2001 and 2000:

In Thousands	2002	2001	2000
Interest income that would have been recognized if the loans had been current at original contractual rates	$1,810	1,481	727
Amount recognized as interest income	483	619	291

Difference	$1,327	862	436

Substantially all loans are made on a secured basis. At December 31, 2002, impaired loans totaled $50 million, of which $21 million were on nonaccrual status, and their related allowance for loan losses totaled $20 million. The average carrying value of impaired loans was $46 million during 2002 and gross interest income recognized on impaired loans totaled $2 million. At December 31, 2001, impaired loans totaled $62 million, of which $15 million were on nonaccrual status, and their related allowance for loan losses totaled $17 million. The average carrying value of impaired loans was $54 million during 2001 and gross interest income recognized on impaired loans totaled $4 million.

During 2002 and 2001, the Subsidiary Banks had loan and deposit relationships with NCF’s executive officers and directors and their associates. In the opinion of management, these loans do not involve more than the normal risk of collectibility and are made on terms comparable to other borrowers. Following is an analysis of these borrowings for the year ended December 31, 2002 (in thousands):

	Beginning of Year	New Loans	Repayments	End of Year
Directors, executive officers and associates	$127,325	18,100	(35,835)	$109,590

(6) MORTGAGE BANKING

Loans held for sale had a carrying value of $430 million and $103 million at December 31, 2002 and 2001, respectively. NCF retains certain servicing rights on loans sold to investors. At December 31, 2002, the book value of the mortgage servicing rights was $11 million which approximates the fair value. Mortgage servicing rights totaled $7 million at December 31, 2001. Loans serviced for the benefit of others totaled $1 billion and $669 million at December 31, 2002 and 2001, respectively.

(6) MORTGAGE BANKING — Continued

NCF’s secondary marketing operations enter into transactions involving forward contracts with off-balance sheet risk in order to reduce exposure to fluctuations in the interest rates of mortgage loans held for sale. All such contracts are for forward commitments to sell conventional, fixed rate mortgage loans. These financial instruments involve varying degrees of credit and market risk which arise from the possible inability of counterparties to meet the terms of their contracts and from movements in interest rates. Forward contract commitments to sell totaled $324 million at December 31, 2002. These contracts are recorded on the balance sheet at their fair value.

(7) ALLOWANCE FOR LOAN LOSSES

Following is a summary of the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000:

In Thousands	2002	2001	2000
Balance at beginning of year	$156,401	143,614	59,597
Provision charged to operations	32,344	29,199	16,456
Addition from acquisitions	6,189	7,850	82,228
Recoveries of loans previously charged-off	6,008	7,375	5,016
Loan losses charged to allowance	(37,518)	(31,637)	(19,683)

Balance at end of year	$163,424	156,401	143,614

(8) DERIVATIVES AND HEDGING ACTIVITIES

NCF utilizes interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in cash flows or fair value resulting from market rate changes on designated hedged transactions or items. NCF limits the credit risks of these instruments by initiating the transactions with counterparties that have significant financial positions.

Interest rate agreements designated as fair value hedges help manage exposure of outstanding trust preferred securities (designated hedged item) to changes in fair value. These agreements involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreement without exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the item specifically designated as being hedged at the start of the agreement. The related amount payable or receivable from counterparties is included in “other assets” or “other liabilities” on the Consolidated Balance Sheet. At December 31, 2002, the notional amounts of interest rate agreements designated as fair value hedges were $200 million.

During 2000, NCF used interest rate agreements to modify the interest payment characteristics of its outstanding debt and large time deposits from a floating-rate to a fixed-rate basis. During the rising interest rate environment experienced in the beginning of 2000, NCF increased its position in these interest rate swaps that reduced its interest rate sensitivity to its wholesale funding. The fair values of the swaps, which did not qualify for hedge accounting treatment under Statement No. 133, were included in “other assets” or “other liabilities” on the Consolidated Balance Sheet. When interest rates declined in the latter half of 2000, NCF recognized unrealized losses on these contracts. Changes in the fair value of these contracts have been recorded in the Consolidated Statements of Income as “Gains / losses on interest rate swaps”. The fair value of these contracts was an unrealized loss of $77 million at December 31, 2000, with corresponding notional amounts of $1.5 billion. The interest rate swaps were terminated in early 2001.

(9) PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31, 2002 and 2001:

In Thousands	Average life (years)	2002	2001

Land	—	$40,339	41,066
Buildings	17.5	173,639	147,089
Leasehold improvements	10.0	55,718	48,301
Furniture and equipment	7.5	239,659	204,215

Gross premises and equipment		509,355	440,671
Less: accumulated depreciation and amortization		(251,679)	(221,076)

Total premises and equipment		$257,676	219,595

(10) INTANGIBLES

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 were as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total
Balance as of January 1, 2001	$897,779	36,688	934,467
Amortization of goodwill	(46,450)	(1,790)	(48,240)
Goodwill acquired during the year	59,856	74	59,930

Balance as of December 31, 2001	911,185	34,972	946,157
Other goodwill adjustments	927	—	927
Goodwill acquired during the year	130,034	—	130,034

Balance as of December 31, 2002	$1,042,146	34,972	1,077,118

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Year ended December 31, 2002		Year ended December 31, 2001
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$405,127	(168,211)	349,745	(98,281)
Aggregate amortization expense for the period	69,930		58,775
Estimated amortization expense for the years ended December 31:
2003	61,469
2004	51,691
2005	41,954
2006	32,526
2007	14,719

The following is a reconciliation of the reported net income for the three-month period and year ended December 31, 2002 compared to the adjusted net income for the same periods ended December 31, 2001:

	Three months ended December 31,		Year ended December 31,
In Thousands Except Per Share Data	2002	2001	2002	2001
Net income
Reported net income	$84,866	59,860	323,610	225,296
Add: goodwill amortization	—	12,060	—	48,240

Adjusted net income	$84,866	71,920	323,610	273,536

Basic EPS
Reported net income	$.41	.29	1.57	1.10
Add: goodwill amortization	—	.06	—	.24

Adjusted net income	$.41	.35	1.57	1.34

Diluted EPS
Reported net income	$.41	.29	1.55	1.09
Add: goodwill amortization	—	.06	—	.23

Adjusted net income	$.41	.35	1.55	1.32

(11) TIME DEPOSITS

Interest on jumbo time deposits totaled $34 million, $77 million and $113 million in 2002, 2001 and 2000, respectively. Maturities of time deposits for each of the years ending December 31 are as follows:

In Thousands	Total Maturities
2003	$4,501,872
2004	1,442,639
2005	326,581
2006	311,114
2007 and thereafter	4,288

Total	$6,586,494

(12) BORROWINGS

At December 31, 2002, NCF (Parent Company) had available $50 million in an unsecured line of credit with a commercial bank which would bear interest at a rate tied to LIBOR. No draws were outstanding as of December 31, 2002 or during 2002. The line expires in May 2003.

Short-Term Borrowed Funds

Following is an analysis of short-term borrowed funds at December 31, 2002 and 2001:

	End of Period		Daily Average		Maximum Outstanding At Any Month End
In Thousands	Balance	Interest Rate	Balance	Interest Rate
2002:
Federal funds purchased	$697,486	1.26%	433,290	1.69	697,486
Treasury tax and loan depository note account and other short-term borrowed funds	12,866	2.00	9,834	1.51	12,866
Securities sold under agreements to repurchase and master notes	742,412	1.49	663,332	1.56	742,935

Total	$1,452,764		1,106,456

2001:
Federal funds purchased	$567,487	1.66%	419,365	3.84	684,355
Treasury tax and loan depository note account and other short-term borrowed funds	11,975	1.23	12,328	2.86	22,361
Securities sold under agreements to repurchase and master notes	562,155	1.54	647,376	3.39	846,974

Total	$1,141,617		1,079,069

Interest on federal funds purchased totaled $7 million in 2002 and $16 million in 2001. The treasury tax and loan depository note account is payable on demand and is collateralized by various investment securities with amortized costs and fair values of $20 million at December 31, 2002. Interest on borrowings under this arrangement is payable at .25 percent below the weekly federal funds rate as quoted by the Federal Reserve. Master note borrowings are unsecured obligations of NCF which mature daily. Securities sold under agreements to repurchase are collateralized by U.S. Treasury and U.S. Government agency and corporation securities with amortized costs of $514 million and fair values of $529 million at December 31, 2002. Interest expense on securities sold under agreements to repurchase totaled $10 million in 2002 and $13 million in 2001.

FHLB Advances

FHLB advances bear interest at fixed and variable rates. The FHLB advances are collateralized by mortgage-related securities and by liens on first mortgage loans with carrying values totaling $3.2 billion at December 31, 2002. The Subsidiary Banks have the capacity to borrow additional advances from the FHLB of up to 50 percent of total assets, subject to available collateral and level of FHLB stock ownership.

(12) BORROWINGS — Continued

Maturities of FHLB advances for each of the years ending December 31 are as follows:

In Thousands	Range of Rates	Total Maturities
2003	1.25% to 5.92%	$458,477
2004	2.91% to 7.65%	200,984
2005	4.37% to 6.42%	55,960
2006	4.44% to 4.71%	150,534
2007	3.55% to 7.00%	75,707
Thereafter	2.00% to 6.39%	1,164,812

Total	1.25% to 7.65%	$2,106,474

Trust Preferred Securities and Long-Term Debt

Following is a summary of trust preferred securities and long-term debt at December 31, 2002 and 2001:

In Thousands	2002	2001
Trust preferred securities	$239,009	242,644
6.75 percent subordinated notes	32,993	33,000
Term notes and other long-term debt	24,705	6,374

Total long-term debt	$296,707	282,018

Two series of trust preferred securities (“TRUPS”) issued by statutory business trusts (the “Trusts”) created by the Parent Company are outstanding. The principal assets of the Trusts are $245 million of the Parent Company’s subordinated debentures with identical rates of interest and maturities as the TRUPS. The subordinated debentures are unsecured and are effectively subordinated to all existing and future liabilities of NCF. NCF has the right, at any time, so long as no event of default has occurred, to defer payments of interest on either issue for a period not to exceed 20 consecutive quarters. NCF has fully and unconditionally guaranteed payment of amounts due under the trust preferred securities on a subordinated basis and only to the extent the related Trusts have funds available for payment of those amounts. The TRUPS qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve Board.

In 1997, National Commerce Capital Trust I (“Trust I”) sold $50 million of floating rate TRUPS bearing interest at a variable annual rate equal to LIBOR plus .98 percent (3.77 percent and 1.75 percent at December 31, 2002 and 2001) due April 1, 2027 but redeemable in whole or in part any time on or after December 31, 2006. In 2001, National Commerce Capital Trust II (“Trust II”) sold $200 million of 7.70 percent TRUPS due December 15, 2031. The Trust II TRUPS may be redeemed in whole or in part at any time on or after December 31, 2006. When the Trust II TRUPS were issued, NCF entered into an interest rate swap that converts the Trust II TRUPS’ fixed rate to a variable rate tied to three-month LIBOR plus .83 percent (2.21 percent at December 31, 2002).

NCF’s 6.75 percent subordinated notes due December 1, 2003 pay interest semi-annually and are not redeemable prior to maturity. There is no sinking fund for the notes. The notes are unsecured and subordinated to all present and future senior indebtedness of NCF. Interest on the subordinated notes totaled $2.2 million in 2002 and 2001.

Unsecured term notes totaling $6 million bear interest payable quarterly at a variable rate repriced every three years. The term notes next reprice in 2003. At December 31, 2002, the average rate was 5.48 percent. The notes mature in 2007. Interest on the term notes totaled $363,000 in 2002, $361,000 in 2001 and $370,000 in 2000. Other long-term debt includes $18 million of preferred stock issued by a subsidiary with varying dividend rates ranging from .175 percent to 5 percent at December 31, 2002.

(13) EMPLOYEE BENEFITS

Pension Plan

NCF has a noncontributory, qualified defined benefit pension plan covering substantially all full-time employees. The pension plan makes provisions for early and delayed retirement as well as normal retirement and provides participants with retirement benefits based on credited years of service. Contributions to the pension plan are funded as allowable for federal income tax purposes. A $14 million contribution was made in 2002; no contributions were allowed or made in 2001 or 2000 due to funding limitations.

(13) EMPLOYEE BENEFITS — Continued

At December 31, 2002, pension plan assets consisted primarily of corporate stocks, including 537,428 shares of NCF’s common stock, corporate bonds, and obligations of U.S. government agencies and corporations. The plan assets are held and administered by trust operations of the Subsidiary Banks. The change in benefit obligation, change in plan assets and funded status of the pension plan and the amounts included in “other liabilities” on the Consolidated Balance Sheets at December 31, 2002 and 2001 are shown below:

In Thousands	2002	2001
Change in benefit obligation:
Benefit obligation at January 1	$131,274	124,558
Service cost	5,117	4,751
Interest cost	8,678	8,746
Amendments	—	1,673
Actuarial loss	1,172	1,573
Benefits paid	(12,268)	(10,027)

Benefit obligation at December 31	$133,973	131,274

Change in plan assets:
Fair value of plan assets at January 1	$135,569	131,279
Actual return on plan assets	(1,638)	14,317
Employer contributions	13,900	—
Benefits paid	(12,268)	(10,027)

Fair value of plan assets at December 31	$135,563	135,569

Reconciliation of funded status:
As of end of year	$1,591	4,295
Unrecognized net loss	32,647	17,817
Unrecognized prior service costs	368	99
Unrecognized net transition asset	—	(1)

Prepaid benefit cost	$34,606	22,210

The combined components of pension expense for the qualified plans for the years ended December 31, 2002, 2001 and 2000 are shown below:

In Thousands	2002	2001	2000
Net periodic benefit cost:
Service cost	$5,117	4,751	3,488
Interest cost	8,678	8,746	6,029
Expected return on assets	(12,326)	(13,974)	(9,157)
Net loss recognition	321	354	384
Prior service cost amortization	(270)	(373)	(406)
Transition asset recognition	(1)	(10)	(10)

Net pension expense (benefit)	$1,519	(506)	328

NCF also has a noncontributory, nonqualified defined benefit pension plan covering highly compensated employees. The total benefit obligation and accrued pension expense was $9 million and $7 million at December 31, 2002. These amounts were $7 million and $6 million, respectively, at December 31, 2001. Net pension expense was $487,000, $959,000 and $1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Assumptions used in computing the actuarial present value of the projected benefit obligation for NCF in 2002 and 2001 were as follows:

	2002	2001
Discount rate	6.75%	7.00
Rate of increase in compensation level of employees	3.50	3.50
Expected long-term rate of return on pension plan assets	8.50	9.50

(13) EMPLOYEE BENEFITS — Continued

Postretirement Health and Life Insurance Plan

NCF sponsors a retirement medical and life insurance plan that provides post-retirement healthcare and life insurance benefits. The plan is contributory and contains other cost-sharing features such as deductibles and coinsurance. NCF’s policy to fund the cost of medical benefits to employees varies by age and service at retirement. Benefits are provided through a self-insured plan administered by an insurance company. The following table sets forth the change in benefit obligation, funded status and the amounts included in “other liabilities” on the Consolidated Balance Sheets at December 31, 2002 and 2001:

In Thousands	2002	2001
Change in benefit obligation:
Benefit obligation at January 1	$12,074	12,074
Service cost	70	267
Interest cost	879	871
Benefit payments	(1,736)	(795)
Actuarial loss	1,740	39
Assumptions change	297	670
Plan change	—	(904)
FAS 88 charge	—	(148)

Benefit obligation at December 31	$13,324	12,074

Funded status:
As of end of year	$(13,324)	(12,074)
Unrecognized net loss	203	223
Unrecognized prior service cost	(1,178)	(1,295)
Unrecognized net loss	4,509	2,778
Other	528	—

Accrued postretirement benefit expense	$(9,262)	(10,368)

The accumulated postretirement benefit obligation at December 31, 2002 was determined using a discount rate of 6.75 percent at December 31, 2002 and 7 percent at December 31, 2001.

Combined net periodic postretirement benefit expense charged to operations for the years ended December 31, 2002, 2001 and 2000 included the following components:

In Thousands	2002	2001	2000
Service cost	$70	267	194
Interest cost	879	871	574
Net amortization and deferral of unrecognized items	209	22	52
FAS 88 curtailment gain	—	(148)	—

Net postretirement benefit expense	$1,158	1,012	820

The health care trend rate was projected to be 9 percent for 2003 and 8.5 and 8 percent for the two years thereafter. A 1 percent change in the assumed health care trend rates would have the following effects:

In Thousands	1 percent Increase	1 percent Decrease
Effect on total of service and interest cost components of net periodic postretirement benefit expense	$56	(48)
Effect on the accumulated postretirement benefit obligation	840	(735)

Other Benefit Plans

NCF provides medical benefits to the active employees through a self-funded tax-exempt trust. NCF carries stop loss insurance for catastrophic claims. NCF has a defined contribution employee benefit plan covering substantially all employees with six months’ service. Under this plan, employee contributions are partially matched by NCF.

(13) EMPLOYEE BENEFITS — Continued

Stock Options and Restricted Stock

NCF has stock incentive plans under which stock options and restricted stock may be granted periodically to certain employees. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, they generally vest within three years following the date of grant and have a term of ten years. NCF continued in effect nonstatutory and incentive stock option plans existing at the date of merger with acquired financial institutions. The stock options under these plans were granted to directors and certain officers of the respective financial institutions and entitled them to purchase shares of common stock at an exercise price equal to the fair market value of the stock on the date of grant. The options granted under these plans were exercisable for periods of up to ten years with varying vesting provisions. All options outstanding at the time of the respective mergers were converted into options to acquire NCF common stock.

NCF instituted the Share NCF program to encourage stock ownership by its employees. Eligible employees who purchase NCF shares through NCF’s discount brokerage subsidiary are awarded two options for each share purchased which have an exercise price equal to the purchase price of the qualifying shares. The options are cancelled if the employee does not remain in NCF’s employ over the vesting period. For Share NCF options issued prior to August 1, 2001, the options vest after two years if the employee has held the purchased shares for the two-year period after purchase. For Share NCF options issued after August 1, 2001, the options vest after two years if the employee has held the purchased shares for the two-year period after purchase or vest after six years if the purchased shares were not held for the two-year period after purchase. As of December 31, 2002, approximately 340 employees were participating in the Share NCF program. NCF accounts for Share NCF options issued prior to August 1, 2001 as variable options, and, accordingly, recognizes compensation expense ratably over the vesting period based on differences in the options’ exercise price and the market price of NCF stock on the reporting date. For the years ended December 31, 2002, 2001 and 2000, NCF recorded compensation expense (benefit) of $251,000, $348,000, and ($500,000), respectively.

During 2000, the terms of approximately 600,000 stock options were modified; as a result, NCF accounts for these option grants as variable grants. During 2002, 2001 and 2000, $342,000, $1 million and $2 million, respectively, was recorded as compensation expense related to these options.

A summary of stock option activity and related information for the years ended December 31, 2002, 2001 and 2000 follows:

	Outstanding		Exercisable
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
At January 1, 2000	5,153,541	$10.53
Granted	2,447,335	16.76
Assumed under acquisitions	4,602,911	16.09
Exercised	(1,245,805)	7.89
Forfeited	(287,775)	18.33

At December 31, 2000	10,670,207	14.45	7,508,818	$13.57

Granted	2,322,079	24.64
Assumed under acquisitions	625,637	15.38
Exercised	(1,773,155)	10.39
Forfeited	(179,716)	21.07

At December 31, 2001	11,665,052	17.26	7,676,218	$15.38

Granted	2,970,795	25.82
Exercised	(2,324,192)	12.91
Forfeited	(436,617)	22.27

At December 31, 2002	11,875,038	$19.94	7,175,003	$17.38

(13) EMPLOYEE BENEFITS — Continued

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Years Remaining	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$4.33 to $15.81	3,171,760	5.38	$12.83	2,796,590	$12.43
$15.88 to $18.38	2,235,608	6.91	17.06	1,856,477	17.15
$18.44 to $24.72	2,119,143	6.65	22.38	1,779,071	22.22
$24.75 to $25.79	1,909,497	8.23	24.79	644,652	24.77
$25.80 to $29.25	2,439,030	9.18	25.92	98,213	26.95

$4.33 to $29.25	11,875,038	7.13	$19.94	7,175,003	$17.38

Restricted stock awards totaled 7,565 shares during 2002, 26,159 shares during 2001 and 434,415 shares during 2000. The grants in 2002 and 2001 were recorded at their fair values of $197,000 and $702,000 respectively, on the dates of grant and had weighted average fair values of $26.05 and $25.74 per share. Additionally, shares of restricted stock had been awarded under stock option and other incentive plans of acquired financial institutions. During 2002 and 2001, $2 million of compensation expense was recognized for restricted stock awards and $1 million in 2000.

(14) STOCKHOLDERS’ EQUITY

Earnings Per Share

The following schedule reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2002, 2001 and 2000. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

In Thousands Except Per Share Data	2002	2001	2000
Basic EPS
Average common shares outstanding	205,933	204,972	157,387
Net income	$323,610	225,296	45,310
Earnings per share	1.57	1.10	.29

Diluted EPS
Average common shares outstanding	205,933	204,972	157,387
Average dilutive common shares	2,211	2,512	1,867

Adjusted average common shares outstanding	208,144	207,484	159,254
Net income	$323,610	225,296	45,310
Earnings per share	1.55	1.09	.28

Regulatory Matters

NCF and the Subsidiary Banks are subject to risk-based capital guidelines requiring minimum capital levels based on the perceived risk of assets and off-balance sheet instruments. As required by the Federal Deposit Insurance Corporation Improvement Act, the federal bank regulatory agencies have jointly issued rules which implement a system of prompt corrective action for financial institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, there are minimum ratios of capital to risk-weighted assets. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on NCF’s consolidated financial statements.

Disclosure about regulatory capital adequacy is set forth in the table below. Tier I capital consists of common equity and trust preferred securities less goodwill and certain other intangible assets. Tier I excludes the equity impact of adjusting available for sale securities to market value. Total capital is comprised of Tier I and Tier II capital. Tier II capital includes subordinated notes and loan loss allowance, as defined and limited according to regulatory guidelines. Balance sheet assets and the credit equivalent amount of off-balance sheet items per regulatory guidelines are assigned to broad risk categories and a category

(14) STOCKHOLDERS’ EQUITY — Continued

risk-weight is then applied. Management believes that as of December 31, 2002, NCF and the Subsidiary Banks met all capital adequacy requirements to which they were subject.

The risk-based capital and leverage ratios for NCF and NBC as of December 31, 2002 and 2001 are presented below.

	2002		2001
In Thousands	NCF	NBC	NCF	NBC
Tier I capital	$1,563,230	1,431,727	1,492,718	1,331,124
Total capital	1,726,719	1,577,744	1,655,795	1,475,275
Risk-weighted assets	14,386,002	14,166,962	13,516,622	13,285,709
Adjusted quarterly average assets	19,762,400	19,270,050	17,261,097	16,946,406
Risk-based capital ratios:
Tier I capital to risk-weighted assets:
Actual	10.87%	10.11	11.04	10.02
Regulatory minimum	4.00	4.00	4.00	4.00
Well-capitalized under prompt corrective action provisions	—	6.00	—	6.00
Total capital to risk-weighted assets:
Actual	12.00	11.14	12.25	11.10
Regulatory minimum	8.00	8.00	8.00	8.00
Well-capitalized under prompt corrective action provisions	—	10.00	—	10.00
Leverage ratio:
Actual	7.91	7.43	8.65	7.85
Regulatory minimum	3.00	4.00	3.00	4.00
Well-capitalized under prompt corrective action provisions	—	5.00	—	5.00

As of their most recent regulatory examination date, the Subsidiary Banks were categorized as well-capitalized. No conditions or events have occurred since December 31, 2002 that would change the capital categorizations presented as of December 31, 2002.

Certain restrictions exist regarding the ability of the Subsidiary Banks to transfer funds to NCF in the form of cash dividends. Regulatory capital requirements must be met by the Subsidiary Banks as well as other requirements under applicable federal and state laws. Under these requirements, the Subsidiary Banks have approximately $170 million in retained earnings at December 31, 2002 that can be transferred to NCF in the form of cash dividends without prior regulatory approval. Management believes that it will be able to receive regulatory approval to transfer dividends in excess of that amount, if needed. Total dividends declared by the Subsidiary Banks to NCF in 2002 were $137 million. As a result of the above requirements, consolidated net assets of the Subsidiary Banks amounting to approximately $2.6 billion at December 31, 2002 were restricted from transfer to NCF without prior approval from regulatory agencies.

Under Federal Reserve regulations, the Subsidiary Banks are also limited as to the amount they may loan to affiliates, including the Parent Company, unless such loans are collateralized by specified obligations. At December 31, 2002, the Subsidiary Banks had loans to the Parent Company totaling $24 million.

(15) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other operating” expenses on the Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000:

In Thousands	2002	2001	2000
Legal and professional fees	$36,031	37,176	21,828
Telecommunications	17,278	14,365	9,055
Data processing	16,776	13,538	9,638
Marketing	15,990	14,915	7,748
Printing and office supplies	14,993	12,896	7,957
Postage and freight	9,441	7,871	5,057
All other	72,145	57,273	38,556

Total other operating expenses	$182,654	158,034	99,839

(16) INCOME TAXES

The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

In Thousands	2002	2001	2000
Current income taxes:
Federal	$142,058	108,487	7,108
State	6,022	4,494	441

Total current tax expense	148,080	112,981	7,549

Deferred income tax expense (benefit):
Federal	3,511	21,016	27,995
State	(1,179)	(609)	(944)

Total deferred tax expense	2,332	20,407	27,051

Total income tax expense	$150,412	133,388	34,600

During 2002, 2001 and 2000, a total of $12 million, $9 million and $5 million, respectively, of income tax benefit was credited to additional paid-in capital as a result of the exercise of certain stock options.

A reconciliation of income tax expense to the amount computed by multiplying income before income taxes by the statutory federal income tax rate of 35 percent follows:

	Amount			% of Pretax Income
In Thousands	2002	2001	2000	2002	2001	2000
Tax expense at statutory rate on income before income taxes	$165,908	125,539	27,969	35.00%	35.00	35.00
State taxes, net of federal benefit	3,148	2,525	(327)	.66	.70	(.41)
Increase (reduction) in taxes resulting from:
Tax-exempt interest on investment securities and loans	(2,581)	(3,462)	(2,678)	(.54)	(.97)	(3.35)
Non-deductible goodwill amortization	—	16,766	9,125	—	4.67	11.42
Non-taxable life insurance income	(4,450)	(3,395)	(885)	(.94)	(.95)	(1.11)
Other, net	(11,613)	(4,585)	1,396	(2.45)	(1.26)	1.75

Income tax expense	$150,412	133,388	34,600	31.73%	37.19	43.30

At December 31, 2002 and 2001, NCF had recorded net deferred tax liabilities of $174 million and $148 million, respectively, which are included in “other liabilities” on the Consolidated Balance Sheets. A valuation allowance is provided when it is more likely than not that some portion of any deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Consequently, management has determined that a valuation allowance for deferred tax assets was not required at December 31, 2002 or 2001. The sources and tax effects of cumulative temporary differences that give rise to significant deferred tax assets (liabilities) at December 31, 2002 and 2001 are shown below:

In Thousands	2002	2001
Deferred tax assets:
Allowance for loan losses	$63,389	59,822
Deferred compensation	3,859	4,964
Net operating loss and credit carryovers	3,763	7,196
Basis difference on securities and loans	7,332	12,594
Other	13,162	20,842

Total gross deferred tax assets	91,505	105,418

Deferred tax liabilities:
Intangible assets	62,081	88,241
Deferred loan fees and costs	31,092	25,501
Premises and equipment	23,339	19,818
Investments	10,607	12,680
Pension costs	11,433	6,633
Unrealized gains on investment securities available for sale	32,695	8,453
Deferred income	85,053	73,507
Other	9,356	18,162

Total gross deferred tax liabilities	265,656	252,995

Net deferred tax liability	$(174,151)	(147,577)

(17) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments and Contingencies

Leases

NCF’s subsidiaries lease certain real property and equipment under long-term operating leases expiring at various dates to 2022. Total rental expense amounted to $26 million in 2002, $20 million in 2001 and $15 million in 2000. A summary of the commitments under noncancellable, long-term leases in effect at December 31, 2002 for each of the years ending December 31 follows:

	Type of Property
In Thousands	Real Property	Equipment	Total Commitments
2003	$14,894	3,757	18,651
2004	12,695	2,940	15,635
2005	11,124	1,588	12,712
2006	9,572	602	10,174
2007	7,798	—	7,798
Thereafter	47,650	—	47,650

Total lease commitments	$103,733	8,887	112,620

Generally, real estate taxes, insurance, and maintenance expenses are obligations of the Subsidiary Banks. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2003.

Litigation

Certain legal claims have arisen in the normal course of business in which NCF and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF’s financial position or results of operations.

In addition to legal actions in the normal courses of business, on December 10, 2002, the Corky’s Bar-B-Que retirement plan, through its co-trustees, on behalf of itself and its plan participants and on behalf of all similarly situated retirement plans and their plan participants, filed a putative class action lawsuit against First Mercantile and NBC, First Mercantile Capital and First Mercantile directors and officers Kenneth Lenoir and Scot Lenoir. Corky’s has withdrawn as a named plaintiff and an amended complaint has been filed adding two other named plaintiffs and NCF as a defendant. The suit alleges that the Lenoirs, First Mercantile and First Mercantile Capital violated ERISA, the Investment Advisers Act, and conducted an enterprise under RICO, by disclosing one fee for retirement plan administration and investment services but actually collecting a different, higher fee for those services. The suit also alleges that we and NBC violated ERISA by transferring plans from NBC to First Mercantile for administration and investment services, conspired with the other defendants and facilitated the RICO enterprise, and exercised dominion and control over First Mercantile justifying imputation of First Mercantile’s conduct to us and NBC. The plaintiffs seek certification of a class allegedly consisting of 2,300 plans with over 100,000 plan participants and beneficiaries, rescission of all contracts between First Mercantile and putative class members, restoration to putative class members of all funds placed with First Mercantile, disgorgement of all fees paid, prejudgment and post-judgment interest, attorneys’ fees and costs. The plaintiffs also seek a declaration that a mid-October, 2002, agreement between First Mercantile and a significant number of retirement plans regarding the fee issue is null and void. We obtained the mid-October 2002 agreement from affected customers after we determined that certain client information and agreements were out of date and that some lacked documentation with reference to trustee’s fees being collected for services rendered to the customers and plans. The amended complaint alleges an unspecified amount of compensatory damages and also seeks any damages to be tripled under RICO. The defendants have vigorously defended this suit to date and will continue doing so. The amount of damages awarded, if any, which could result if the plaintiffs were to prevail in their suit cannot be determined as no hearings have occurred with respect to the appropriateness of class certification. No liability was recorded in the financial statements at December 31, 2002.

Lending

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment

(17) COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK — Continued

amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis and collateral, primarily real estate or business assets, is generally obtained. At December 31, 2002 and 2001, the Subsidiary Banks had commitments to extend credit of approximately $3.7 billion and $2.9 billion. These amounts include unused home equity lines and commercial real estate, construction and land development commitments of $1.5 billion and $937 million, respectively, at December 31, 2002 and $1.1 billion and $881 million, respectively, at December 31, 2001.

Standby letters of credit are commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. Non-depreciable assets generally secure the standby letters of credit. The Subsidiary Banks had approximately $89 million and $162 million in outstanding standby letters of credit at December 31, 2002 and 2001.

Off-Balance Sheet Risk

NCF’s mortgage banking and broker/dealer operations enter into transactions involving financial instruments with off-balance sheet risk in order to meet the financing and hedging needs of their customers and to reduce their own exposure to fluctuations in interest rates. Financial instruments for mortgage banking operations are discussed in Note 6. The broker/dealer operation’s financial instruments include forward contracts, when issued contracts and options written. All such contracts are for United States Treasury, federal agency or municipal securities. These financial instruments involve varying degrees of credit and market risk. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ market values and interest rates. The extent of broker/dealer financial instruments with off-balance sheet risk as of December 31 was as follows:

In Thousands	2002	2001
Forward contracts:
Commitments to purchase	$396,788	190,205
Commitments to sell	384,643	198,720
When issued contracts:
Commitments to purchase	10,777	4,068
Commitments to sell	8,326	17,196

(18) NATIONAL COMMERCE FINANCIAL CORPORATION (PARENT COMPANY)

The Parent Company’s principal assets are its investments in the Subsidiary Banks and dividends from the Subsidiary Banks are its primary source of income. Condensed Balance Sheets as of December 31, 2002 and 2001 and the related Condensed Statements of Income and Cash Flows for the years ended December 31, 2002, 2001 and 2000 follow:

Condensed Balance Sheets

As of December 31, 2002 and 2001

In Thousands	2002	2001
Cash and short-term investments	$849,574	405,713
Investment securities	25,744	25,893
Loans	37,598	53,291
Less allowance for loan losses	487	721

Net loans	37,111	52,570
Investment in subsidiaries	2,888,163	2,619,718
Other assets	27,485	22,521

Total assets	$3,828,077	3,126,415

Master notes	$805,114	325,721
Note payable to subsidiary	25,047	38,547
Subordinated notes and debentures	278,187	281,830
Other liabilities	37,297	24,986

Total liabilities	1,145,645	671,084
Stockholders’ equity	2,682,432	2,455,331

Total liabilities and stockholders’ equity	$3,828,077	3,126,415

Condensed Statements of Income

Years Ended December 31, 2002, 2001 and 2000

In Thousands	2002	2001	2000
Dividends from subsidiaries	$137,676	236,700	82,215
Interest income	11,356	15,324	12,092
Other income	783	1,154	1,190

Total operating income	149,815	253,178	95,497

Interest expense	17,287	15,252	12,633
Other operating expenses	3,565	4,153	5,023

Total operating expenses	20,852	19,405	17,656

Income before income taxes	128,963	233,773	77,841
Income tax benefit	1,843	559	1,497

Income before equity in undistributed net income of subsidiaries	130,806	234,332	79,338
Net income of subsidiaries, net of dividends paid	192,804	(9,036)	(34,028)

Net income	$323,610	225,296	45,310

Condensed Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

In Thousands	2002	2001	2000
Net cash provided by operating activities	$151,441	225,582	144,225

Investment in subsidiaries	(22,500)	(160,188)	(24,914)
Net (increase) decrease in loans	15,693	18,296	(2,179)
Other, net	93	(28,266)	189,094

Net cash provided (used) by investing activities	(6,714)	(170,158)	162,001

Increase in master notes	479,393	130,651	9,911
Net decrease in notes payable to subsidiaries	(13,500)	(12,000)	(4,453)
Net increase (decrease) in subordinated notes and debentures	(3,636)	198,902	—
Purchase and retirement of common stock	(57,734)	(102,212)	(32,008)
Cash dividends paid	(132,311)	(114,838)	(76,236)
Other, net	26,922	15,595	8,240

Net cash provided (used) by financing activities	299,134	116,098	(94,546)

Net increase in cash and short-term investments	443,861	171,522	211,680
Cash and short-term investments at beginning of year	405,713	234,191	22,511

Cash and short-term investments at end of year	$849,574	405,713	234,191

(19) SEGMENT INFORMATION

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

The following tables present condensed income statements and average assets for each reportable segment.

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Year ended December 31, 2002:
Net interest income, taxable equivalent basis	$742,373	20,692	—	763,065
Provision for loan loss	32,344	—	—	32,344

Net interest income after provision	710,029	20,692	—	730,721
Other income	224,184	173,737	(6,933)	390,988
Intangibles amortization	(69,930)	—	—	(69,930)
Other expense	(418,419)	(136,812)	6,933	(548,298)

Income before income taxes	445,864	57,617	—	503,481
Income taxes	157,400	22,471	—	179,871

Net income	$288,464	35,146	—	323,610

Average assets	$19,681,580	673,606	—	20,355,186

Year ended December 31, 2001:
Net interest income, taxable equivalent basis	$663,936	18,518	—	682,454
Provision for loan loss	29,199	—	—	29,199

Net interest income after provision	634,737	18,518	—	653,255
Other income	162,430	166,758	(4,300)	324,888
Intangibles amortization	(105,225)	(1,790)	—	(107,015)
Other expense	(365,627)	(119,776)	4,300	(481,103)

Income before income taxes	326,315	63,710	—	390,025
Income taxes	139,835	24,894	—	164,729

Net income	$186,480	38,816	—	225,296

Average assets	$17,319,317	587,695	—	17,907,012

Year ended December 31, 2000:
Net interest income, taxable equivalent basis	$431,971	12,114	—	444,085
Provision for loan loss	16,456	—	—	16,456

Net interest income after provision	415,515	12,114	—	427,629
Other income	98,124	93,485	(2,118)	189,491
Intangibles amortization	(60,472)	(948)	—	(61,420)
Other expense	(388,916)	(65,679)	2,118	(452,477)

Income before income taxes	64,251	38,972	—	103,223
Income taxes	42,691	15,222	—	57,913

Net income	$21,560	23,750	—	45,310

Average assets	$11,912,442	489,541	—	12,401,983

(20) QUARTERLY FINANCIAL DATA (UNAUDITED)

	2002				2001
In Thousands Except Per Share Data	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$279,606	283,540	284,666	282,685	287,262	302,492	310,020	323,091
Interest expense	93,783	97,680	101,424	104,004	114,826	137,425	148,543	170,958

Net interest income	185,823	185,860	183,242	178,681	172,436	165,067	161,477	152,133
Provision for loan losses	7,127	10,990	8,713	5,514	6,892	9,623	6,304	6,380

Net interest income after provision for loan losses	178,696	174,870	174,529	173,167	165,544	155,444	155,173	145,753
Investment securities gains	2,028	5,060	1,694	2,720	2,752	2,588	575	720
Other income	105,293	98,308	93,328	82,557	89,909	76,644	78,543	73,157
Intangibles amortization	(16,895)	(17,507)	(18,118)	(17,410)	(26,782)	(26,449)	(26,668)	(27,116)
Other expenses	(145,076)	(139,151)	(132,844)	(131,227)	(137,456)	(116,222)	(117,632)	(109,793)

Income before income taxes	124,046	121,580	118,589	109,807	93,967	92,005	89,991	82,721
Income tax expense	39,180	38,603	37,721	34,908	34,107	34,394	34,456	30,431

Net income	$84,866	82,977	80,868	74,899	59,860	57,611	55,535	52,290

Net income per share:
Basic	$.41	.40	.39	.36	.29	.28	.27	.25
Diluted	.41	.40	.39	.36	.29	.28	.27	.25

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

	2002		2001
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$602,757	602,757	644,420	644,420
Investment securities	5,702,661	5,730,303	4,512,456	4,525,389
Trading account securities	116,954	116,954	197,214	197,214
Net loans	12,760,516	13,276,693	11,818,364	12,213,405
Financial liabilities:
Deposits	14,494,734	14,606,569	12,619,479	12,728,535
Short-term borrowings	1,452,764	1,452,764	1,141,617	1,141,617
Federal Home Loan Bank advances	2,106,474	2,198,002	2,306,554	2,288,161
Trust preferred securities and long-term debt	296,707	299,381	282,018	281,820
Derivative financial instruments:
Interest rate swaps	20,494	20,494	(1,601)	(1,601)
Forward sales contracts	(1,165)	(1,165)	—	—

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

(21) FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings

The carrying amounts of short-term borrowings and capital trust pass-through securities approximate their fair values. The fair values of FHLB advances, trust preferred securities and long-term debt are estimated using discounted cash flow analyses, based on NCF’s incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Swaps

Fair values for interest rate swaps are based on discounted cash flow projections under the swap agreements based on assumptions about future interest rate movements.

Forward Sales Contracts

Fair values for forward sales contracts are based on quoted market prices.

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

KPMG LLP, independent auditors, audited NCF’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits.

The voting members of the Audit Committee of the Board of Directors consist solely of independent Directors. The Audit Committee meets periodically with management, NCF’s internal auditors and the independent auditors to discuss audit, financial reporting and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.

ERNEST C. ROESSLER

Chairman, President and Chief Executive Officer

SHELDON M. FOX

Chief Financial Officer

RICHARD W. EDWARDS

Chief Accounting Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

National Commerce Financial Corporation:

We have audited the accompanying consolidated balance sheets of National Commerce Financial Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Commerce Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Memphis, Tennessee

January 16, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of

National Commerce Financial Corporation

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of National Commerce Financial Corporation and Subsidiaries (“the Company”) for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Memphis, Tennessee

June 22, 2001

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING

DISCLOSURE

None.

PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to National Commerce Financial Corporation’s definitive Proxy Statement dated March 12, 2003 (the “Proxy Statement”) under the heading “Proposal 1. Election of Directors” or appears under the heading “Executive Officers of the Registrant” in Part I. of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement under the headings “Report of the Compensation Committee”, “Compensation of Management and Other Information”, “Pension Plans” and “Employment Agreements”.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Proxy Statement under the headings “Stock Ownership of Management and Principal Shareholders” and “Equity Compensation Plan Information”.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement under the heading “Certain Transactions with Directors and Management”.

Item 14.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

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

PART IV.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. and 2.

The financial statements and supplementary data listed in the index set forth in Item 8 of this Annual Report are filed as part of this Annual Report.

All schedules are omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related notes.

(a) 3.

Exhibits are listed in the Exhibit Index beginning on page 67 of this Annual Report.

(b) Reports on Form 8-K:

None.

DESCRIPTION OF EXHIBITS

Articles of Amendment to amended and restated Charter of Registrant

Charter of Registrant as amended and restated

Bylaws of Registrant as amended and restated

Specimen Stock Certificate of Registrant

Form of Indenture dated as of November 1, 1993, between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant’s Subordinated Notes are issued and held

Certificate of Trust of National Commerce Capital Trust II

Form of Promissory Notes of NBC payable to The Mallory Partners

First Amendment to Amended and Restated Employment Agreement dated February 18, 2002 by and between Registrant and Thomas M. Garrott

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

1990 Stock Plan of the Registrant

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

Amendment Number Two to the 1994 Stock Plan of the Registrant

Resolution authorizing Pension Restoration Plan

National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999

SouthBanc Shares, Inc. 1998 Stock Option Plan and SouthBanc Shares, Inc. 2001 Stock Option Plan

Subsidiaries of Registrant

Consent of KPMG LLP

Consent of Ernst & Young LLP

Registrant’s Proxy Statement to Shareholders for the 2003 Annual Meeting of Shareholders

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

SHELDON M. FOX, CHIEF FINANCIAL OFFICER

OF NATIONAL COMMERCE FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION

By	/s/ ERNEST C. ROESSLER
Ernest C. Roessler Chairman of the Board

Date: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST C. ROESSLER Ernest C. Roessler	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2003

/s/ JAMES B. BRAME JR. James B. Brame Jr.	Director	March 7, 2003

/s/ R. GRATTAN BROWN JR. R. Grattan Brown Jr.	Director	March 7, 2003

/s/ BRUCE E. CAMPBELL JR. Bruce E. Campbell Jr.	Director	March 7, 2003

/s/ JOHN D. CANALE III John D. Canale III	Director	March 7, 2003

/s/ JAMES H. DAUGHDRILL JR. James H. Daughdrill Jr.	Director	March 7, 2003

/s/ THOMAS C. FARNSWORTH JR. Thomas C. Farnsworth Jr.	Director	March 7, 2003

/s/ BLAKE P. GARRETT JR. Blake P. Garrett Jr.	Director	March 7, 2003

Thomas M. Garrott	Director, Chairman of Executive Committee	March , 2003

/s/ C. DAN JOYNER C. Dan Joyner	Director	March 7, 2003

/s/ W. NEELY MALLORY JR. W. Neely Mallory Jr.	Director	March 7, 2003

/s/ EUGENE J. MCDONALD Eugene J. McDonald	Director	March 7, 2003

Signature	Title	Date

Phillip H. McNeill Sr.	Director	March , 2003

/s/ ERIC B. MUNSON Eric B. Munson	Director	March 7, 2003

J. Bradbury Reed	Director	March , 2003

/s/ DR. DAVID E. SHI Dr. David E. Shi	Director	March 7, 2003

/s/ H. ALLEN TATE JR. H. Allen Tate Jr.	Director	March 7, 2003

/s/ DR. PHAIL WYNN JR. Dr. Phail Wynn Jr.	Director	March 7, 2003

/s/ SHELDON M. FOX Sheldon M. Fox	Chief Financial Officer (Principal Financial Officer)	March 7, 2003

/s/ RICHARD W. EDWARDS Richard W. Edwards	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2003

CERTIFICATIONS

I, Ernest C. Roessler, certify that:

(1) I have reviewed this annual report on Form 10-K of National Commerce Financial Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 7, 2003
Ernest C. Roessler Chief Executive Officer

I, Sheldon M. Fox, certify that:

(1) I have reviewed this annual report on Form 10-K of National Commerce Financial Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003
Sheldon M. Fox
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
(3)	Articles of Incorporation and Bylaws.

	1. Articles of Amendment to Registrant’s Amended and Restated Charter is incorporated by reference from Exhibit 3.1 to the Registrant’s Form S-3/A dated July 9, 2001.	*

	2. Amended and Restated Charter of Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K dated July 11, 2000.	*

	3. Bylaws of Registrant as amended are incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.	*
(4)	Instruments defining the rights of security holders, including indentures.

	1. Specimen Stock Certificate of Registrant is incorporated herein by reference from Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.	*

2.      Form of indenture dated November 1, 1993 between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant’s Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the CCB Registration Statement No. 33-50793 on Form S-3 (File No. 001-11989).

*

3. Certificate of Trust of National Commerce Capital Trust II is incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1/1 filed on December 5, 2001.
(10)	Material contracts.

1.      Form of Promissory Notes of NBC payable to The Mallory Partners is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-6094).

*

	2. First Amendment to Amended and Restated Employment Agreement dated February 18, 2002 by and between Registrant and Thomas M. Garrott.	10

3.      Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between Registrant and Thomas M. Garrott is incorporated by reference from Exhibit 10.2 to the Registrant’s Form S-1/1 filed on December 5, 2001.

*

4.      Employment Agreement entered into as of November 1, 2001 by and between Registrant and Ernest C. Roessler is incorporated by reference from Exhibit 10. 3 to the Registrant’s Form S-1/1 filed on December 5, 2001.

*

5.      Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and William R. Reed, Jr. is incorporated by reference from Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

6.      Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Richard L. Furr is incorporated by reference from Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

7.      Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and J. Scott Edwards is incorporated by reference from Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

8.      Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Sheldon M. Fox is incorporated by reference from Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

9.      Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and David T. Popwell is incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

Exhibit No.

10.    Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and among Registrant and Tom W. Scott is incorporated by reference from Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

11.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and William R. Reed is incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

12.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and Richard L. Furr is incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

13.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and J. Scott Edwards is incorporated by reference from Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

14.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and Sheldon M. Fox is incorporated by reference from Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

15.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and David T. Popwell is incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*

16.    Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and Tom W. Scott is incorporated by reference from Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*
	17. 1990 Stock Plan of the Registrant is incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for the 1990 Annual Meeting of Shareholders (File No. 0-6094).	*
	18. Piedmont Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 10.II.A to PBI’s Form 10-K for the fiscal year ended June 30, 1996 (File No. 001-14070).	*
	19. 1993 Incentive Stock Option Plan is incorporated by reference to Exhibit 28 to the Registration Statement No. 33-61270 on Form S-8 of CCB Financial Corporation (“CCB”)(File No. 001-11989).	*
	20. Salem Trust Bank 1986 Incentive Stock Option Plan is incorporated by reference to Exhibit 99 of CCB’s Registration Statement No. 333-22031 on Form S-8 (File No. 001-11989).	*
	21. 1995 Directors Performance Plan of American Federal Bank, FSB is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 333-34231 on Form S-8 (File No. 001-11989).	*

22.    1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB is incorporated by reference to Exhibit 99 of CCB’s Registration Statement No. 33-53599 on Form S-8, as amended by Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB (incorporated by reference to Exhibit 10(G) of CCB’s Annual Report on Form 10-K for the year ended December 31, 1993)(File No. 001-11989).

*
	23. 1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-53595 on Form S-8 (File No. 001-11989).	*

24.    Security Capital Bancorp Omnibus Stock Ownership and Long Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-61791 on Form S-8 (File No. 001-11989).

*

Exhibit No.
	25. Long-Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-54645 on Form S-8 (File No. 001-11989).	*

26.    American Federal Bank, FSB Amended and Restated 1988 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99 of CCB’s Registration Statement No. 33-34207 on Form S-8 (File No. 001-11989).

		*
	27. Stone Street Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 99 of CCB’s Registration Statement No. 33-9158 on Form S-8 (File No. 001-11989).	*

28.    1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for the 1997 Annual Meeting of Shareholders.

		*

29.    Amendment Number One to the 1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

		*

30.    Amendment Number Two to the 1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

		*

31.    Resolution authorizing Pension Restoration Plan is incorporated by reference from Exhibit 10(c)(7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-6094).

		*

32.    National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999, is incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

		*
	33. Long-Term Incentive Plan is incorporated by reference to Exhibit 99 of Registrant’s Registration Statement No. 333-66116 on Form S-8 (File No. 0-6094).	*

34.    SouthBanc Shares, Inc. 1998 Stock Option Plan and SouthBanc Shares, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99 of Registrant’s Registration Statement No. 333-69338 on Form S-8/A (File No. 0-6094).

		*
(21)	Subsidiaries of Registrant.
	A listing of the direct and indirect subsidiaries of Registrant.	21
(23)	Consents of experts and counsel.
	Consent of KPMG LLP.	23.1
	Consent of Ernst & Young LLP.	23.2
(99)	Additional exhibits.
	Certification of Periodic Report by Chief Executive Officer	99.1
	Certification of Periodic Report by Chief Financial Officer	99.2
	Proxy Statement for 2003 Annual Meeting of Shareholders to be held on April 23, 2003.	Not Required to be re-filed

*	Previously filed