Form 10-Q
period 2003-03-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2003-05-15
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2 Par value	204,611,295
(Class of Stock)	(Shares outstanding as of May 14, 2003)

National Commerce Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
	In Thousands Except Share Data
ASSETS
Cash and due from banks	$522,814	517,295
Time deposits in other banks	4,328	12,276
Federal funds sold and other short-term investments	42,899	73,186
Investment securities:
Available for sale (amortized cost of $5,222,146 and $4,693,316)	5,299,253	4,777,009
Held to maturity (market values of $1,320,776 and $953,294)	1,295,609	925,652
Trading account securities	80,842	116,954
Loans	12,288,866	12,923,940
Less allowance for loan losses	162,842	163,424

Net loans	12,126,024	12,760,516

Bank owned life insurance	230,228	227,051
Investment in First Market Bank, FSB	28,923	27,997
Premises and equipment	274,433	257,676
Goodwill	1,077,332	1,077,118
Core deposit intangibles	220,632	236,916
Other assets	518,668	462,470

Total assets	$21,721,985	21,472,116

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,383,806	2,241,833
Savings, NOW and money market accounts	5,795,400	5,666,407
Jumbo and brokered certificates of deposits	1,804,492	1,723,548
Time deposits	4,942,165	4,862,946

Total deposits	14,925,863	14,494,734
Short-term borrowed funds	1,351,105	1,452,764
Federal Home Loan Bank advances	1,951,912	2,106,474
Trust preferred securities and long-term debt	300,127	296,707
Other liabilities	496,964	439,005

Total liabilities	19,025,971	18,789,684

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 205,009,566 and 205,408,183 shares issued	410,019	410,816
Additional paid-in capital	1,743,146	1,753,241
Retained earnings	496,783	467,641
Accumulated other comprehensive income	46,066	50,734

Total stockholders’ equity	2,696,014	2,682,432

Total liabilities and stockholders’ equity	$21,721,985	21,472,116

Commitments and contingencies (note 9)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	In Thousands Except Per Share Data
INTEREST INCOME
Interest and fees on loans	$197,669	218,035
Interest and dividends on investment securities:
U.S. Treasury	282	835
U.S. Government agencies and corporations	55,682	49,893
States and political subdivisions (primarily tax-exempt)	1,510	2,006
Equity and other securities	7,470	11,176
Interest and dividends on trading account securities	575	429
Interest on time deposits in other banks	25	168
Interest on federal funds sold and other short-term investments	163	143

Total interest income	263,376	282,685

INTEREST EXPENSE
Deposits	57,288	74,834
Short-term borrowed funds	4,368	3,500
Federal Home Loan Bank advances	22,118	23,189
Trust preferred securities and long-term debt	2,160	2,481

Total interest expense	85,934	104,004

Net interest income	177,442	178,681
Provision for loan losses	7,684	5,514

Net interest income after provision for loan losses	169,758	173,167

OTHER INCOME
Service charges on deposit accounts	41,250	33,826
Other service charges and fees	9,341	8,978
Broker/dealer revenue	21,081	15,413
Asset management	12,382	12,900
Mortgage banking income	13,880	3,276
Equity earnings from First Market Bank, FSB	926	516
Other	7,965	7,648
Investment securities gains, net	2,464	2,720

Total other income	109,289	85,277

OTHER EXPENSE
Personnel	81,679	68,878
Net occupancy	12,904	10,977
Equipment	7,405	6,227
Core deposit intangibles amortization	16,284	17,410
Other	46,872	40,205
First Mercantile litigation	19,654	—
Conversion/merger expenses	—	4,940

Total other expenses	184,798	148,637

Income before income taxes	94,249	109,807
Income taxes	30,159	34,908

Net income	$64,090	74,899

EARNINGS PER COMMON SHARE
Basic	$.31	.36
Diluted	.31	.36
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	205,271	205,746
Diluted	206,756	208,287

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comp. Income	Total Stockholders’ Equity
Balance January 1, 2002	205,058,713	$410,117	1,756,128	276,342	12,744	2,455,331
Net income	—	—	—	74,899	—	74,899
Restricted stock transactions, net	3,497	7	583	—	—	590
Options exercised, net of shares tendered	1,143,789	2,288	22,664	—	—	24,952
Cash dividends ($.15 per share)	—	—	—	(31,177)	—	(31,177)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	98	98
Change in unrealized gains (losses) on investment securities available for sale, net of applicable income taxes	—	—	—	—	(20,906)	(20,906)
Other transactions, net	(42,577)	(85)	(1,477)	—	—	(1,562)

Total equity, March 31, 2002	206,163,422	$412,327	1,777,898	320,064	(8,064)	2,502,225

Total equity, January 1, 2003	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432
Net income	—	—	—	64,090	—	64,090
Restricted stock transactions, net	1,568	3	606	—	—	609
Options exercised, net of shares tendered	213,009	427	2,566	—	—	2,993
Shares repurchased and retired	(589,800)	(1,180)	(12,800)	—	—	(13,980)
Cash dividends ($.17 per share)	—	—	—	(34,948)	—	(34,948)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(742)	(742)
Change in unrealized gains (losses) on investment securities available for sale, net of applicable income taxes	—	—	—	—	(3,926)	(3,926)
Other transactions, net	(23,394)	(47)	(467)	—	—	(514)

Balance, March 31, 2003	205,009,566	$410,019	1,743,146	496,783	46,066	2,696,014

See accompanying notes to the consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	In Thousands
OPERATING ACTIVITIES
Net income	$64,090	74,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	31,008	22,194
Provision for loan losses	7,684	5,514
Net gain on sales of investment securities	(2,464)	(2,720)
Deferred income taxes	(577)	(3,087)
Origination of loans held for sale	(1,092,821)	(417,876)
Sales of loans held for sale	1,119,583	455,489
Changes in:
Trading account securities	36,112	100,631
Other assets	(52,524)	(5,392)
Other liabilities	61,541	(26,933)
Other operating activities, net	(4,949)	(1,074)

Net cash provided by operating activities	166,683	201,645

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	81,613	185,528
Sales of investment securities available for sale	478,779	1,123,882
Maturities and issuer calls of investment securities available for sale	713,276	297,189
Purchases of:
Investment securities held to maturity	(416,237)	(4,326)
Investment securities available for sale	(1,116,513)	(1,162,606)
Premises and equipment	(23,851)	(7,038)
Net originations of loans	(47,103)	121,401
Net cash paid in business combinations	—	(324,132)

Net cash provided (used) by investing activities	(330,036)	229,898

FINANCING ACTIVITIES
Net increase in deposit accounts	433,853	184,892
Net decrease in short-term borrowed funds	(101,659)	(319,949)
Net decrease in Federal Home Loan Bank advances	(154,857)	(428,715)
Increase in long-term debt	—	13
Issuances of common stock from exercise of stock options, net	2,281	13,929
Purchase and retirement of common stock	(13,980)	—
Other equity transactions, net	(53)	(302)
Cash dividends paid	(34,948)	(31,177)

Net cash provided (used) by financing activities	130,637	(581,309)

Net increase (decrease) in cash and cash equivalents	(32,716)	(149,766)
Cash and cash equivalents at beginning of period (December 31)	602,757	644,420

Cash and cash equivalents at end of period	$570,041	494,654

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$85,516	105,328

Income taxes paid during the period	$2,377	3,237

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Three Months Ended March 31, 2003 and 2002

(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

CONSOLIDATION    NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF’s wholly owned banking subsidiaries include National Bank of Commerce (“NBC”) and NBC Bank, FSB. The consolidated financial statements also include the accounts and results of operations of NCF’s direct and indirect wholly owned non-bank subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF has two business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust services and investment management, retail banking consulting/in-store licensing and broker/dealer activities.

Certain prior period amounts have been reclassified to conform to the 2003 presentation.

BUSINESS COMBINATIONS    In 2002, NCF acquired divested Wachovia branches and BancMortgage Financial Corp. (“BancMortgage”), an Atlanta based mortgage originator, in acquisitions consummated in February and December, respectively, and accounted for as purchases. The acquisitions continue NCF’s strategic expansion into high growth areas of the Southeast. Results of operations of the acquired companies were included in NCF’s 2002 consolidated statement of income from the respective dates of acquisition.

The 37 divested Wachovia branches and corresponding ATMs acquired are located in North Carolina, South Carolina, Georgia and Virginia. This acquisition added to NCF’s balance sheet $1.4 billion in deposits, $450 million in loans, $25 million in fixed assets and $1 billion in available for sale investment securities which were subsequently sold to restructure the balance sheet. Net cash paid in this business combination totaled $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55 million and $125 million, respectively. The core deposit intangible is being amortized over a period of 7 years. In accordance with the terms of the acquisition agreement with Wachovia, NCF made a contingent purchase price payment based on the retention of specifically identified deposit accounts. The April 2003 payment approximated $8 million and will be recorded as an addition to goodwill in the second quarter.

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

COMPREHENSIVE INCOME    Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the three months ended March 31, 2003 and 2002 and accumulated other comprehensive income as of March 31, 2003, December 31, 2002 and March 31, 2002 are comprised of unrealized gains and losses on investment securities available for sale and certain hedging instruments and adjustments of minimum pension liability.

STOCK-BASED COMPENSATION    Generally, NCF grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, the vesting period.

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured under the fair value based method according to Statement No. 123, “Accounting for Stock-based Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income for future periods.

		2003	2002
		In Thousands Except Per Share Data
Net income	As reported	$64,090	74,899
	Pro forma	61,813	73,107
Basic EPS	As reported	.31	.36
	Pro forma	.30	.36
Diluted EPS	As reported	.31	.36
	Pro forma	.30	.35

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of March 31, 2003 and December 31, 2002. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

	2003	2002
	In Thousands
Commercial	$3,403,217	3,329,451
Construction and commercial real estate	3,689,692	3,655,671
Mortgage (including loans held for sale)	1,017,221	1,798,326
Consumer	3,966,994	3,933,482
Revolving credit	76,616	74,463
Lease financing	135,126	132,547

Total loans	$12,288,866	12,923,940

Mortgage loans held for sale, included above, totaled $407 million at March 31, 2003 and $430 million at December 31, 2002.

During March 2003, NCF consummated a transaction securitizing approximately $646 million of single family mortgages and retained a majority of the resulting securities which are classified as available for sale. The securitization was a private securitization with NCF retaining subordinated beneficial interests. NCF retained the servicing rights for the securitized single-family mortgages and initially recorded the mortgage servicing rights at approximately $5 million.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the three months ended March 31, 2003 and 2002:

	2003	2002
	In Thousands
Balance at beginning of period	$163,424	156,401
Charge-offs:
Commercial	(1,441)	(1,082)
Construction and commercial real estate	(141)	(98)
Secured by real estate	(727)	(883)
Consumer	(5,977)	(6,392)
Revolving credit	(941)	(944)
Lease financing	(53)	(168)

Total charge-offs	(9,280)	(9,567)
Recoveries:
Commercial	273	375
Construction and commercial real estate	7	—
Secured by real estate	26	4
Consumer	931	1,116
Revolving credit	322	222
Lease financing	37	22

Total recoveries	1,596	1,739

Net charge-offs	(7,684)	(7,828)
Provision for loan losses	7,684	5,514
Changes from acquisitions (sales)	(582)	6,107

Balance at end of period	$162,842	160,194

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of March 31, 2003, December 31, 2002 and March 31, 2002:

	March	December	March
	2003	2002	2002
	In Thousands
Nonaccrual loans	$32,838	30,806	32,753
Foreclosed real estate	22,981	25,480	11,571

Nonperforming loans and foreclosed real estate	55,819	56,286	44,324
Other repossessed assets	11,962	9,285	3,741

Nonperforming assets	$67,781	65,571	48,065

Accruing loans 90 days or more past due	$56,104	56,384	55,265

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and year ended December 31, 2002 for NCF’s business segments are as follows:

	Traditional Banking	Financial Enterprises	Total
	In Thousands
Balance as of January 1, 2002	$911,185	34,972	946,157
Other goodwill adjustments	927	—	927
Goodwill acquired during the year	130,034	—	130,034

Balance as of December 31, 2002	1,042,146	34,972	1,077,118
Other goodwill adjustments	214	—	214
Goodwill acquired during the period	—	—	—

Balance as of March 31, 2003	$1,042,360	34,972	1,077,332

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Three Months Ended March 31, 2003		Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	In Thousands
Core deposit intangibles	$405,127	(184,495)	405,127	(168,211)
Aggregate amortization expense for the period	16,284		69,930
Estimated annual amortization expense:
For year ended 12/31/03	61,469
For year ended 12/31/04	51,691
For year ended 12/31/05	41,954
For year ended 12/31/06	32,526
For year ended 12/31/07	23,476

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the three months ended March 31, 2003 and 2002:

	2003			2002
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	In Thousands
Unrealized losses on securities:
Unrealized losses arising during holding period	$(4,020)	1,585	(2,435)	(31,797)	12,537	(19,260)
Reclassification adjustment for gains realized in net income	(2,464)	973	(1,491)	(2,720)	1,074	(1,646)
Minimum pension liability:
Adjustment to minimum pension liability	(1,237)	495	(742)	161	(63)	98

Other comprehensive loss	$(7,721)	3,053	(4,668)	(34,356)	13,548	(20,808)
Net income			64,090			74,899

Comprehensive income			$59,422			54,091

(7) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three months ended March 31, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended March 31,
	2003	2002
	In Thousands Except Per Share Data
Basic EPS
Average common shares	205,271	205,746
Net income	$64,090	74,899
Earnings per share	.31	.36

Diluted EPS
Average common shares	205,271	205,746
Average dilutive common shares	1,485	2,541

Adjusted average common shares	206,756	208,287
Net income	$64,090	74,899
Earnings per share	.31	.36

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other operating” expense on the Consolidated Statement of Income for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	In Thousands
Legal and professional fees	$8,313	8,438
Telecommunications	4,508	4,058
Data processing	5,245	3,547
Marketing	2,518	2,209
Printing and office supplies	3,314	3,345
Postage and freight	2,780	2,489
All other	20,194	16,119

Total other operating expenses	$46,872	40,205

(9) CONTINGENCIES

NCF has reached a proposed agreement with plaintiffs’ counsel to settle a purported class action filed in December 2002 against NCF, its subsidiaries First Mercantile Trust Company (“First Mercantile”) and National Bank of Commerce, a subsidiary of First Mercantile, and two officers of First Mercantile. The purported class action is pending in the United States District Court for the Western District of Tennessee and alleges, among other things, that fees collected by First Mercantile on investments held in common trust funds were improperly charged.

The settlement agreement is subject to confirmatory discovery by the plaintiffs and approval by the federal court in Tennessee, among other conditions, includes no admission of liability or wrongdoing by NCF or other defendants and, assuming all conditions are met, will fully resolve the lawsuit. NCF expects to file formal settlement documents with the court after confirmatory discovery is completed. Thereafter, the court will set the schedule for final resolution of the matter. Under the proposed settlement, the plaintiff class will receive a total benefit with an estimated value of $18 million, payable $10.7 million in cash and $7.3 million in go-forward fee reductions. NCF is pursuing recovery of a portion of the settlement and it’s legal fees with its corporate insurance carriers; however, the amount of recovery, if any, cannot be determined at this time. NCF has not factored any recovery into its $19.7 million pre-tax charge for the first quarter.

Certain other legal claims have arisen in the normal course of business, which, in the opinion of management and counsel, will have no material adverse effect on the financial position of NCF or its subsidiaries.

(10) SEGMENT INFORMATION

Management monitors NCF performance as two business segments, traditional banking and financial enterprises.

The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking also offers various deposit products that are designed for customers’ saving and transaction needs. This segment also includes lending and related financial services provided to small- to medium-sized companies. Included among these services are several specialty services such

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SEGMENT INFORMATION (Continued)

as real estate finance, asset-based lending and residential construction lending. The traditional banking segment also includes management of the investment portfolio and non-deposit based funding.

The financial enterprises segment is comprised of trust services and investment management, transaction processing, retail banking consulting/in-store licensing and broker/dealer activities. Revenues and expenses of NCF’s correspondent mortgage business have been reclassified from financial enterprises to traditional banking for all periods presented.

The accounting policies of the individual segments are the same as those of NCF. Transactions between business segments are conducted at arm’s length. Interest income for tax-exempt loans and securities is adjusted to a taxable-equivalent basis.

The following tables present condensed income statements for each reportable segment:

	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
	In Thousands
Quarter ended March 31, 2003:
Net interest income (TE)	$179,151	5,231	—	184,382
Provision for loan losses	(7,684)	—	—	(7,684)
Noninterest income	65,795	44,644	(1,150)	109,289
Intangibles amortization	(16,284)	—	—	(16,284)
First Mercantile litigation	—	(19,654)	—	(19,654)
Noninterest expense	(115,201)	(34,809)	1,150	(148,860)

Income before income taxes (TE)	105,777	(4,588)	—	101,189
Income taxes	38,888	(1,789)	—	37,099

Net income	$66,889	(2,799)	—	64,090

Quarter ended March 31, 2002:
Net interest income (TE)	$181,636	4,441	—	186,077
Provision for loan losses	(5,514)	—	—	(5,514)
Noninterest income	47,886	38,543	(1,152)	85,277
Intangibles amortization	(17,410)	—	—	(17,410)
Conversion/merger expense	(4,940)	—	—	(4,940)
Noninterest expense	(97,102)	(30,337)	1,152	(126,287)

Income before income taxes (TE)	104,556	12,647	—	117,203
Income taxes	37,372	4,932	—	42,304

Net income	$67,184	7,715	—	74,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly owned subsidiaries on a consolidated basis for the three months ended March 31, 2003 and 2002. NCF is a registered bank holding company which provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2002 Annual Report on Form 10-K.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

•	A major element of our net income is our net interest income, which consists largely of the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We cannot predict fluctuations of market interest rates, which are affected by, among other things, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, money supply and domestic and foreign financial markets. Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share.

•	Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better established infrastructure and presence in those markets. Competition could have a material adverse effect on net interest margin, our ability to recruit and retain associates in new and existing markets, our noninterest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, recent banking legislation has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

•	The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. Various domestic or international military or terrorist activities or conflicts could further impact the domestic and international economy. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings. In addition, we could have a decline in loan demand, our largest source of revenue.

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

•	While we have a proposed settlement of the class action litigation against First Mercantile and other NCF entities, there can be no assurances that the settlement will be consummated on the terms discussed herein. We have recorded a reserve of $18 million payments/fees due the plaintiffs under the proposed settlement terms. We also can not determine at this time the amount of a recovery, if any, from our insurance carriers for the settlement and legal fees.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States (“GAAP”). In accordance with these policies, we make estimates and assumptions that affect the amounts reported in those financial statements. As discussed more fully in the 2002 Annual Report on Form 10-K, we believe that our determination of the allowance for loan losses and the valuation of assets, including the impairment of intangibles, involve a higher degree of judgment and complexity than our other significant accounting policies. We refer you to our 2002 Annual Report for a more complete description of our critical accounting policies.

As of March 31, 2003, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $221 million (see Note 5 to the Consolidated Financial Statements). Mortgage servicing rights totaled $15 million at March 31, 2003. Intangible assets subject to amortization will be reviewed for impairment in accordance with GAAP. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Results of Operations – Three Months Ended March 31, 2003 and 2002

Net income for the three months ended March 31, 2003 totaled $64 million compared to 2002’s $75 million. Basic and diluted net income per share were $.31 in first quarter 2003 and $.36 in the first quarter of 2002. Annualized returns on average assets and stockholders’ equity were 1.22 percent and 9.64 percent, respectively, in 2003 compared to 1.55 percent and 12.21 percent, respectively, for the three months ended March 31, 2002. Net income and earnings per diluted share in the first quarter of 2003 were reduced by a $13 million charge (after-tax), or $.06 per diluted share, related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit. First quarter 2002 included a charge of $3 million (after-tax), or $.02 per diluted share, for conversion and merger expenses.

Net income for first quarter 2003 includes a full quarter’s results of operations of BancMortgage and 37 Wachovia branches and corresponding ATMs acquired in December 2002 and February 2002, respectively. Net income for first quarter 2002 includes a half-quarter’s results of operations of the 37 acquired Wachovia branches and corresponding ATMs.

In the first quarter, we consummated a transaction to purchase traditional branch buildings from Wachovia and assume Wachovia’s lease obligations for seven additional branch buildings in the Atlanta market. These branches complement our existing and planned in-store branches and will give us the fifth largest branch presence in the Atlanta Metropolitan Statistical Area (“MSA”) by the end of 2003 with approximately 60 branches opened or under development. Under the terms of the agreement, we are not permitted to commence operations in these branches until the fourth quarter of 2003. The settlement on an additional two branches was delayed and it is anticipated these will close at a later date.

We are focusing our efforts on capturing a five percent share of the $62 billion deposit market within five years. The expansion to Atlanta solidifies our geographic footprint, linking Tennessee and the north Georgia regions with the westernmost edge of our North and South Carolina operations. Having built our branch network in the fastest growing MSA’s in the Southeast, we will now focus on increasing market share in each region.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Taxable equivalent interest income is a non-GAAP financial measure used by NCF and other financial services companies to reflect tax-advantaged interest income on loans and securities on an equivalent pre-tax basis. Taxable equivalent net interest income was $184 million in the first quarter of 2003, compared to $186 million for the first quarter of 2002. This decrease was primarily the result of a lower net interest margin. NCF’s net interest margin declined 41 basis points from 4.39 percent in the first quarter of 2002 to 3.98 percent in the first quarter of 2003. This decline is attributed primarily to prepayments of collateralized mortgage obligations which resulted in increased premium amortization on the investments and lower overall portfolio yields as higher rate investments were replaced with securities at lower rates. In addition, NCF experienced lower commercial loan yields as a result of fixed rate borrowers opting to refinance into variable rate products and was unable to reduce its deposit and other funding costs to the same extent. NCF has reduced its asset sensitivity to a more neutral position by selling certain securities in order to lower the risk of prepayments in the investment portfolio while at the same time shortening its maturities of certificates of deposit and other borrowings. Management continues to target a neutral position in recognition that interest rate increases will likely begin as the economy improves and strengthens. See Liquidity and Interest Sensitivity section for additional discussion of our asset sensitivity.

In late March 2003, NCF consummated a securitization transaction involving “one-to-four family” mortgages. Average and period end loan balances were reduced by $50 million and $646 million, respectively, as a result of this transaction. The transaction is a private securitization with NCF retaining subordinated beneficial interests.

NCF securitized $428 million of adjustable rate mortgages (ARMs) and $218 million of fixed rate mortgages. We retained all but approximately $90 million of the newly created securities. NCF will continue to service all the loans and will be compensated for its servicing responsibilities at market rates. Mortgage servicing rights of approximately $5 million were recorded in this transaction. The securitization will result in increases in mortgage banking revenue as a result of the various servicing revenues.

The yield on our interest-earning assets declined from 6.86 percent in the first quarter 2002 to 5.85 percent for the first quarter 2003. The decline of 101 basis points was largely attributable to a decline of 106 and 79 basis points, respectively, in the loan and investment yields. These declines were attributable to lower interest rates available for new assets as existing assets matured or repriced, the decline in the yield on variable rate assets impacted by the November 2002 drop in short-term interest rates and higher premium amortization on investment securities.

Our cost of interest-bearing liabilities declined by only 65 basis points from 2.83 percent for the three months ended March 31, 2002 compared to 2.18 percent for the three months ended March 31, 2003. While interest-bearing deposit costs declined 75 basis points, longer-term liabilities such as FHLB advances declined only 13 basis points. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 31 basis points in 2003 from 2002’s 36 basis points. Despite the increase in “net free liabilities” of approximately $485 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously.

Our Asset/Liability Management Committee (“ALCO”), which monitors our interest sensitivity and liquidity, had restructured our balance sheet during 2002 to a slightly asset sensitive position in the expectation of rising rates in the latter part of 2003. Throughout the remainder of 2003, interest rate sensitivity will be managed to a more neutral position to offset further declines in the net interest margin. The Federal Reserve last adjusted the target

Table 1

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

Three Months Ended March 31, 2003 and 2002

(Taxable Equivalent Basis—Dollars in Thousands) (1)

	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$12,789,028	199,861	6.32%	12,108,855	220,821	7.38
U.S. Treasury and agency obligations (3)	4,975,088	59,887	4.82	3,892,164	54,016	5.55
States and political subdivision obligations (3)	114,474	2,253	7.87	145,750	2,990	8.21
Other securities (3)	617,142	7,537	4.89	791,865	11,495	5.81
Trading securities	87,496	586	2.68	75,722	442	2.33
Time deposits in other banks	9,575	25	1.06	28,133	168	2.42
Federal funds sold and other short-term investments	51,187	167	1.33	28,898	149	2.09

Total earning assets	18,643,990	270,316	5.85	17,071,387	290,081	6.86

Non-earning assets:
Cash and due from banks	398,564			472,661
Bank owned life insurance	228,214			213,996
Investment in First Market Bank	28,353			24,722
Premises and equipment	258,614			230,541
Goodwill	1,077,121			1,010,192
Core deposit intangibles	229,044			271,068
All other assets, net	428,542			253,312

Total assets	$21,292,442			19,547,879

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,684,696	11,957.85%		5,484,307	17,402	1.29
Jumbo and brokered certificates of deposit	1,796,198	7,189	1.62	1,571,856	8,818	2.28
Time deposits	4,909,848	38,142	3.15	4,502,626	48,614	4.38

Total interest-bearing deposits	12,390,742	57,288	1.88	11,558,789	74,834	2.63
Short-term borrowed funds	1,249,458	4,368	1.40	971,252	3,500	1.46
FHLB advances	2,056,896	22,118	4.36	2,093,957	23,189	4.49
Trust preferred securities and long-term debt	296,745	2,160	2.95	282,050	2,481	3.52

Total interest-bearing liabilities	15,993,841	85,934	2.18	14,906,048	104,004	2.83

Other liabilities and stockholders’ equity:
Demand deposits	2,140,299			1,746,302
Other liabilities	462,456			407,948
Stockholders’ equity	2,695,846			2,487,581

Total liabilities and stockholders’ equity	$21,292,442			19,547,879

Net interest income and net interest margin (4)		184,382	3.98%		186,077	4.39

Interest rate spread (5)			3.67%			4.03

Tax equivalent adjustment		6,940			7,396

GAAP net interest income and net interest margin		$177,442	3.82%		178,681	4.21

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2003 and 2002.
(2)	The average loan balances include non-accruing loans. Gross loan fees of $5 million and $6 million for 2003 and 2002, respectively, are included in interest income.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

federal funds rate in November 2002, a reduction of 50 basis points. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy.

PROVISION FOR LOAN LOSSES The provision for loan losses during the first quarter of 2003 was $8 million compared to $6 million in the first quarter of 2002. Net loan charge-offs totaled $8 million in the first quarter of 2003 and 2002 which represent .24 percent and .26 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.33 percent at March 31, 2003 and 1.31 percent at March 31, 2002. The increase in the percentage of allowance to total loans was primarily attributable to the securitization discussed earlier. The current level of the allowance for loan losses provides a coverage level of 5.23 times the current quarter’s annualized net charge-offs and 4.96 times nonperforming loans. Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans.

We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not dramatically deteriorated. Management believes that our strong collateral positions will prevent significant charge-offs from assets that are currently not performing. The Table 2 summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended March 31, 2003.

Table 2

INDICATORS OF PORTFOLIO QUALITY AND

ALLOWANCE FOR LOAN LOSSES

Five Quarters Ended March 31, 2003

(Dollars in Thousands)

2003	2002
First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Loans outstanding	$12,288,866	12,923,940	12,740,563	12,470,030	12,264,784
Ratio of allowance for loan losses to loans outstanding	1.33%	1.26	1.28	1.30	1.31
Average loans outstanding for the period	$12,789,028	12,803,821	12,600,075	12,335,537	12,108,855
Ratio of annualized net charge-offs to average loans for the period	.24%	.22	.29	.24	.26
Ratio of recoveries to charge-offs for the period	17.20%	14.99	13.17	18.06	18.18
Ratio of nonperforming loans to:
Loans outstanding	.27%	.24	.23	.24	.27
Total assets	.15%	.14	.14	.15	.16
Ratio of nonperforming assets to: Loans outstanding plus foreclosed real estate and other repossessed assets	.55%	.51	.50	.53	.39
Total assets	.31%	.31	.31	.32	.24
Allowance for loan losses to total nonperforming loans	4.96	x	5.30	5.51	5.30	4.89

Asset quality ratios for the first quarter of 2003 are impacted by the reduction of average and period-end loan balances attributable to the securitization transaction described previously. The ratio of nonperforming loans to loans outstanding was .27 percent at March 31, 2003 compared to .24 percent at December 31, 2002 and .27 percent at March 31, 2002. The increase from December 31, 2002 to March 31, 2003 is due primarily to the decline in loans outstanding at period end rather than increased levels of nonperforming loans.

Nonperforming assets have remained stable over the last four quarters. At March 31, 2003 total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $68 million or .55 percent of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $66 million or .51 percent at December 31, 2002 and $48 million or .39 percent at March 31, 2002. The increase in the ratios is primarily attributable to the securitization discussed previously.

Based on its review, management believes that the allowance for loan losses at March 31, 2003 is adequate to absorb estimated probable losses inherent in the loan portfolio. As discussed in our 2002 Annual Report on Form 10-K, we refined our risk scoring system in late 2002 to better align our risk definitions with regulatory requirements. By year-end 2002, we had substantially completed the steps to refine the criteria and review loans but we had not completed the re-evaluation of risk factors assigned to each credit category. The refinements resulted in certain credits shifting from “special mention” to “substandard”; however, management believes that the modification of credit classifications did not indicate deterioration of credit quality as much as different grading methodologies.

Our model for computing allowance for loan losses assigns risk factors to each credit category based on many factors, including historical loan losses within each credit category. “Substandard” credits are given a substantially higher risk factor than “special mention” credits. As a result of not completing our re-evaluation of risk factors by year-end, the shift of certain credits from “special mention” to “substandard” increased the allowance allocated to specific credits and decreased the unallocated portion of the allowance. We completed our risk factor re-evaluation process during the first quarter of 2003. Our re-evaluation indicated that lower risk factors than those used in the December 31, 2002 model were warranted. Consequently, our unallocated allowance for loan losses increased to approximately $45 million at March 31, 2003 compared to $25 million at December 31, 2002. The March 31, 2003 unallocated allowance is comparable to our unallocated allowance at September 30, 2002, December 31, 2001 and December 31, 2000. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring adjustments to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $83 million in first quarter 2002 to $107 million in first quarter 2003. Service charges on deposit accounts increased $7 million from $34 million in first quarter of 2002 to $41 million in first quarter 2003 due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to growth in consumer demand deposit accounts. Broker/dealer revenue and other commissions increased $6 million, from $15 million for the first quarter of 2002 to $21 million in first quarter 2003 due primarily to sales of fixed income securities to institutional customers. Mortgage banking income, which includes the results of BancMortgage, which was acquired in December 2002, increased $11 million from $3 million in 2002 to $14 million in 2003, on over $1 billion of residential mortgage loan originations. The mortgage banking industry is experiencing tremendous levels of refinancings due to the low rates currently in effect. As rates begin to rise and refinancing volumes decline, lower levels of mortgage banking income may be experienced. Annualized noninterest income as a percentage of average assets improved to 2.08 percent for first quarter 2003 compared to 1.77 percent in the same period of 2002.

Noninterest expense increased $36 million to $185 million in first quarter 2003 from $149 million in first quarter 2002, due primarily to a $19.7 million pre-tax charge related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit. Noninterest expense for 2002 includes $5 million of conversion/merger expense related to the business combinations discussed in Note 1 to the financial statements. Personnel expenses increased $13 million in the first quarter of 2003 over the first quarter of 2002 primarily due to higher headcount from the acquisitions noted previously, and commissions paid for higher revenue in the mortgage and broker/dealer businesses. We had 5,564 full-time equivalent employees at March 31, 2003 compared to 5,278 at March 31, 2002. We anticipate minimal increases in FTE’s during the remainder of 2003 as we plan to fund FTE increases required for our Atlanta expansion with FTE reductions elsewhere in the Company.

Occupancy and equipment expense increased $3 million in the first quarter of 2003 over the same quarter in 2002 due in large part to our expanded branch network. Other expenses increased $7 million in the first quarter of 2003 (see Note 8 to the Consolidated Financial Statements). Telecommunications, marketing and postage and freight increased due primarily to our expanded branch network. Data processing expense increases were related to new technology platforms including implementation of imaging checks and statements and branch automation in addition to increases in Internet banking customers. Included within all other expense are increased FDIC insurance, courier expenses and ATM and debit card fees related to the expanded branch network.

In the first quarter of 2003, core deposit intangibles amortization totaled $16 million compared to $17 million for the quarter ended March 31, 2002.

Financial Condition and Capital Resources

Total assets have increased to $21.7 billion at March 31, 2003 from $20.1 billion at March 31, 2002. Quarterly average assets increased to $21.3 billion for the first quarter of 2003 from $19.5 billion for the same quarter in 2002. The increase was attributable to the acquisitions and Atlanta expansion, as well as growth in existing markets.

Our ratio of average equity to average assets has fallen from 12.73 percent as of March 31, 2002 to 12.66 percent as of March 31, 2003 due to the increase in our average assets as well as our share repurchase program. Our book value per share at March 31, 2003 was $13.15 compared to $12.14 at March 31, 2002. The effect of unrealized gains on investment securities available for sale, net of applicable tax expense, decreased stockholders’ equity by $4 million from December 31, 2002. As of March 31, 2003, unrealized gains on investment securities available for sale, net of applicable tax expense, totaled $47 million and contributed $.23 per share to period-end book value.

On April 23, 2003, NCF’s Board of Directors declared a quarterly cash dividend of $.17 per common share payable July 1, 2003 to shareholders of record June 6, 2003. NCF’s Board of Directors also announced approval of a stock repurchase program authorizing the repurchase of up to three million shares through December 31, 2003. During the first quarter of 2003, approximately 590,000 shares were repurchased under a repurchase authorization approved in December 2002 at an average cost of $23.70 per share. The December 2002 repurchase authorization was canceled effective April 22, 2003.

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

Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines and all of our banking subsidiaries were considered to be “well-capitalized” at March 31, 2003. Table 3 discloses NCF and NBC’s components of capital, risk-adjusted asset information and capital ratios at March 31, 2003.

Table 3

CAPITAL INFORMATION AND RATIOS

As of March 31, 2003

(Dollars in Thousands)

	NCF		NBC
	Regulatory Minimum	Actual	Regulatory Minimum	Actual
	In Thousands
Tier I capital	$608,829	1,598,189	603,559	1,494,262
Tier II capital:
Allowable loan loss reserve		162,842		162,299
Other		67		67

Total capital	$1,217,658	1,761,098	1,583,039	1,656,628

Risk-adjusted assets		$15,220,715		15,088,963
Average regulatory assets		19,943,146		19,787,991
Tier I capital ratio	4.00%	10.50	4.00%	9.90
Total capital ratio	8.00	11.57	8.00	10.98
Leverage ratio	3.00	8.01	3.00	7.55

In addition to the regulatory capital ratios, NCF monitors its tangible equity to tangible assets ratio which was 6.85 percent and 6.10 percent at March 31, 2003 and 2002, respectively. Our internal goal is to increase this ratio to 7 percent.

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at March 31, 2003 is presented in Table 4. At March 31, 2003, we had a cumulative “positive gap” (interest-sensitive assets exceeded interest-sensitive liabilities and interest rate swaps) of $1.1 billion or 5.17 percent of total assets over a twelve-month horizon. This compares to a cumulative positive gap of $909 million or 4.23 percent of total assets over a twelve-month horizon at December 31, 2002. Management had restructured the balance sheet during 2002 to a slightly asset sensitive gap position in anticipation of rising rates in the latter part of 2003. Throughout the remainder of 2003, interest rate sensitivity will be managed to a more neutral position by repositioning maturities of certain investment securities, adding fixed rate loans to the loan portfolio and adding shorter duration interest-bearing liabilities as longer term liabilities reprice and mature. The ratio of assets to liabilities, equity and interest rate swaps was 1.11x at March 31, 2003 compared to 1.10x at December 31, 2002.

In November 2002, the Federal Reserve reduced the federal funds rate 50 basis points to 1.25% and NCF lowered its prime rate by the same amount to 4.25%. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 4, additional declines in interest rates could have a negative impact on our margin during the second quarter and in the remainder of 2003 until our interest-bearing liabilities reprice.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of February 28, 2003 and those results do not vary significantly from those that would have been obtained for an analysis as of March 31, 2003.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of February 28, 2003, a 100 basis point increase is projected to increase net income 1.3 percent and a 100 basis point decrease is projected to decrease net income 3.9 percent. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

Table 4

INTEREST SENSITIVITY ANALYSIS

(Dollars in Thousands)

	As of March 31, 2003 (1)
	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$128,069		—	—	128,069	—	128,069
Investment securities	577,158		1,181,912	963,216	2,722,286	3,872,576	6,594,862
Loans	6,039,214		694,697	768,033	7,501,944	4,786,922	12,288,866
Other assets	—		—	—	—	2,710,188	2,710,188

Total assets	6,744,441		1,876,609	1,731,249	10,352,299	11,369,686	21,721,985

Liabilities:
Noninterest DDA	198,804		397,607	—	596,411	1,787,395	2,383,806
Savings deposits	1,020,241		640,626	640,626	2,301,493	3,493,907	5,795,400
Time deposits	1,537,510		1,882,628	1,276,044	4,696,182	2,050,475	6,746,657
Short-term borrowed funds	1,141,105		—	—	1,141,105	210,000	1,351,105
Long-term debt	180,000		141,645	40,281	361,926	1,890,113	2,252,039
Other liabilities	—		—	—	—	496,964	496,964

Total liabilities	4,077,660		3,062,506	1,956,951	9,097,117	9,928,854	19,025,971
Total equity	—		—	—	—	2,696,014	2,696,014

Total liabilities and equity	4,077,660		3,062,506	1,956,951	9,097,117	12,624,868	21,721,985

Interest rate swaps:
Pay floating/receive fixed	—		200,000	—	200,000	(200,000)	—

Total interest rate swaps	—		200,000	—	200,000	(200,000)	—

Interest sensitivity gap	$2,666,781		(1,385,897)	(225,702)	1,055,182

Cumulative gap	$2,666,781		1,280,884	1,055,182

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.65	x	1.17	1.11

Cumulative gap to total assets	13.06%		6.27	5.17

COMPARATIVE INTEREST SENSITIVITY GAP AT DECEMBER 31, 2002
Cumulative gap	$2,341,321		1,110,902	908,780

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.57	x	1.15	1.10

Cumulative gap to total assets	10.90%		5.17	4.23

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Management continues to target a neutral position relative to future interest rate increases in recognition that interest rate increases will likely begin as the economy improves and strengthens. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines.

Management uses both on- and off-balance sheet strategies to manage the balance sheet. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed and variable rate products. Emphasis will continue to be placed on maintaining a more neutral interest sensitivity as new assets and liabilities are added to our balance sheet.

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

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (the “transition provisions”). In addition, Statement No. 148 amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The transition methods of Statement No. 148 are effective for NCF’s March 31, 2003 Form 10-Q. NCF continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on NCF’s consolidated financial statements.

Additionally, the FASB recently announced that it will require all companies to use a fair value-based method of accounting to recognize expense related to stock-based compensation. The accounting policies that may ultimately be promulgated and the effective date of the new accounting standard cannot be determined at this time.

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

Management believes that there have been no other significant changes in market risk as disclosed in NCF’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION

Registrant

Date: May 14, 2003	/s/ RICHARD W. EDWARDS
Richard W. Edwards Chief Accounting Officer

CERTIFICATIONS

I, Ernest C. Roessler, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of National Commerce Financial Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ ERNEST C. ROESSLER
Ernest C. Roessler Chief Executive Officer

I, Sheldon M. Fox, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of National Commerce Financial Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ SHELDON M. FOX
Sheldon M. Fox Chief Financial Officer