Form 10-Q
period 2003-06-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2003-08-13
CIK 101844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

Common Stock, $2 Par value (Class of Stock)	204,567,423 (Shares outstanding as of August 11, 2003)

National Commerce Financial Corporation and Subsidiaries
INDEX TO FORM 10-Q

Signatures	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

In Thousands Except Share Data	(Unaudited) June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$536,123	517,295
Time deposits in other banks	5,265	12,276
Federal funds sold and other short-term investments	160,383	73,186
Investment securities:
Available for sale (amortized cost of $5,231,644 and $4,693,316)	5,311,700	4,777,009
Held to maturity (market values of $1,493,500 and $953,294)	1,444,517	925,652
Trading account securities	105,923	116,954
Loans	12,909,893	12,923,940
Less allowance for loan losses	167,316	163,424

Net loans	12,742,577	12,760,516

Bank owned life insurance	233,452	227,051
Investment in First Market Bank, FSB	29,995	27,997
Premises and equipment	275,612	257,676
Goodwill	1,083,157	1,077,118
Core deposit intangibles	204,959	236,916
Other assets	546,328	462,470

Total assets	$22,679,991	21,472,116

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,657,291	2,241,833
Savings, NOW and money market accounts	5,849,113	5,666,407
Jumbo and brokered certificates of deposits	2,063,785	1,723,548
Time deposits	4,876,012	4,862,946

Total deposits	15,446,201	14,494,734
Short-term borrowed funds	1,465,425	1,452,764
Federal Home Loan Bank advances	2,274,384	2,106,474
Trust preferred securities and long-term debt	295,049	296,707
Other liabilities	478,497	439,005

Total liabilities	19,959,556	18,789,684

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 204,384,778 and 205,408,183 shares issued	408,770	410,816
Additional paid-in capital	1,730,367	1,753,241
Retained earnings	533,462	467,641
Accumulated other comprehensive income	47,836	50,734

Total stockholders’ equity	2,720,435	2,682,432

Total liabilities and stockholders’ equity	$22,679,991	21,472,116

Commitments and contingencies (note 9)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

In Thousands Except Per Share Data	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$188,099	216,086	385,768	434,121
Interest and dividends on investment securities:
U.S. Treasury	274	487	556	1,322
U.S. Government agencies and corporations	58,118	54,872	113,800	104,765
States and political subdivisions (primarily tax-exempt)	1,453	1,808	2,963	3,814
Equity and other securities	15,875	10,543	23,345	21,719
Interest and dividends on trading account securities	421	605	996	1,034
Interest on time deposits in other banks	17	142	42	310
Interest on federal funds sold and other short-term investments	336	123	499	266

Total interest income	264,593	284,666	527,969	567,351

INTEREST EXPENSE
Deposits	55,184	71,863	112,472	146,697
Short-term borrowed funds	4,698	4,461	9,066	7,961
Federal Home Loan Bank advances	21,397	22,626	43,515	45,815
Trust preferred securities and long-term debt	2,133	2,474	4,293	4,955

Total interest expense	83,412	101,424	169,346	205,428

Net interest income	181,181	183,242	358,623	361,923
Provision for loan losses	13,376	8,713	21,060	14,227

Net interest income after provision for loan losses	167,805	174,529	337,563	347,696

OTHER INCOME
Service charges on deposit accounts	43,500	40,301	84,750	74,127
Other service charges and fees	9,721	9,696	19,062	18,674
Broker/dealer revenue	28,152	17,650	49,233	33,063
Asset management	13,356	13,488	25,738	26,388
Mortgage banking income	17,092	2,972	30,972	6,248
Equity earnings from First Market Bank, FSB	1,071	773	1,997	1,289
Other	9,047	8,448	17,012	16,096
Investment securities gains, net	2,460	1,694	4,924	4,414

Total other income	124,399	95,022	233,688	180,299

OTHER EXPENSE
Personnel	83,117	68,373	164,796	137,251
Net occupancy	13,292	12,209	26,196	23,186
Equipment	7,992	6,800	15,397	13,027
Core deposit intangibles amortization	15,673	18,118	31,957	35,528
Other	52,362	45,462	99,234	85,667
First Mercantile litigation	1,041	—	20,695	—
Employment contract terminations	14,108	—	14,108	—
Conversion/merger expenses	—	—	—	4,940

Total other expenses	187,585	150,962	372,383	299,599

Income before income taxes	104,619	118,589	198,868	228,396
Income taxes	33,112	37,721	63,271	72,629

Net income	$71,507	80,868	135,597	155,767

EARNINGS PER COMMON SHARE
Basic	$.35	.39	.66	.76
Diluted	.35	.39	.66	.75
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	204,629	206,368	204,948	206,059
Diluted	205,701	208,978	206,225	208,635

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comp. Income	Total Stockholders’ Equity

Balance January 1, 2002	205,058,713	$410,117	1,756,128	276,342	12,744	2,455,331
Net income	—	—	—	155,767	—	155,767
Restricted stock transactions, net	7,065	14	1,172	—	—	1,186
Options exercised, net of shares tendered	1,491,863	2,985	26,064	—	—	29,049
Shares repurchased and retired	(100,000)	(200)	(2,337)	—	—	(2,537)
Cash dividends ($.30 per share)	—	—	—	(62,197)	—	(62,197)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	98	98
Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	21,194	21,194
Other transactions, net	(40,377)	(81)	(1,424)	—	—	(1,505)

Balance, June 30, 2002	206,417,264	$412,835	1,779,603	369,912	34,036	2,596,386

Balance, January 1, 2003	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432
Net income	—	—	—	135,597	—	135,597
Restricted stock transactions, net	1,693	3	1,258	—	—	1,261
Options exercised, net of shares tendered	472,596	947	5,607	—	—	6,554
Shares repurchased and retired	(1,474,300)	(2,949)	(29,272)	—	—	(32,221)
Cash dividends ($.34 per share)	—	—	—	(69,776)	—	(69,776)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(742)	(742)
Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	(1,955)	(1,955)
Unrealized loss on cash flow hedges, net of applicable income taxes					(201)	(201)
Other transactions, net	(23,394)	(47)	(467)	—	—	(514)

Balance, June 30, 2003	204,384,778	$408,770	1,730,367	533,462	47,836	2,720,435

See accompanying notes to the consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002
(Unaudited)

In Thousands	2003	2002

OPERATING ACTIVITIES
Net income	$135,597	155,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	61,295	47,373
Provision for loan losses	21,060	14,227
Net gain on sales of investment securities	(4,924)	(4,414)
Deferred income taxes	(82)	(4,233)
Origination of loans held for sale	(3,593,274)	(843,119)
Sales of loans held for sale	3,528,746	852,876
Changes in:
Trading account securities	11,031	86,787
Other assets	(86,956)	(25,064)
Other liabilities	42,086	(61,708)
Other operating activities, net	(4,561)	3,681

Net cash provided by operating activities	110,018	222,173

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	305,806	246,344
Sales of investment securities available for sale	1,373,732	1,348,747
Maturities and issuer calls of investment securities available for sale	849,895	771,392
Purchases of:
Investment securities held to maturity	(788,776)	(184,580)
Investment securities available for sale	(2,160,777)	(2,058,503)
Premises and equipment	(32,190)	(16,988)
Net originations of loans	(591,079)	(79,037)
Net cash paid in business combinations	—	(324,132)

Net cash used by investing activities	(1,043,389)	(296,757)

FINANCING ACTIVITIES
Net increase in deposit accounts	954,191	172,387
Net increase in short-term borrowed funds	12,661	179,240
Net increase (decrease) in Federal Home Loan Bank advances	167,721	(281,247)
Increase (decrease) in long-term debt	(4,997)	89
Issuances of common stock from exercise of stock options, net	4,899	18,843
Purchase and retirement of common stock	(32,221)	(2,537)
Other equity transactions, net	(93)	(612)
Cash dividends paid	(69,776)	(62,197)

Net cash provided by financing activities	1,032,385	23,966

Net increase (decrease) in cash and cash equivalents	99,014	(50,618)
Cash and cash equivalents at beginning of period (December 31)	602,757	644,420

Cash and cash equivalents at end of period	$701,771	593,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$172,008	212,739

Income taxes paid during the period	$65,366	86,784

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2003 and 2002
(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

BUSINESS COMBINATIONS In 2002, NCF acquired certain bank branches from Wachovia and all the outstanding common stock of BancMortgage Financial Corp. (“BancMortgage”), an Atlanta-based mortgage originator, in purchase acquisitions consummated in February and December, respectively. The acquisitions continue NCF’s strategic expansion into high growth areas of the Southeast. Results of operations of the acquired companies were included in NCF’s 2002 consolidated statement of income from the respective dates of acquisition.

The 37 Wachovia branches and corresponding ATMs acquired in 2002 are located in North Carolina, South Carolina, Georgia and Virginia. This acquisition added to NCF’s balance sheet $1.4 billion in deposits, $450 million in loans, $25 million in fixed assets and $1 billion in available for sale investment securities which were subsequently sold to restructure the balance sheet. The net cash purchase price for these branches totaled $324 million. Core deposit intangible and goodwill recorded from the branches acquired amounted to $55 million and $125 million, respectively. The core deposit intangible is being amortized over a period of 7 years. In accordance with the terms of the acquisition agreement with Wachovia, NCF made a contingent purchase price payment in April 2003 of approximately $8 million based on the retention of specifically identified deposit accounts. The payment was recorded as an addition to goodwill.

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

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the six months ended June 30, 2003 and 2002 and accumulated other comprehensive income as of June 30, 2003, December 31, 2002 and June 30, 2002 are comprised of unrealized gains and losses on investment securities available for sale, unrealized gains and losses on cash flow hedges and adjustments of minimum pension liability.

STOCK-BASED COMPENSATION NCF from time to time grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, the vesting period.

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured under the fair value based method according to Statement No. 123, “Accounting for Stock-based Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the three- and six-months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income for future periods.

		Three Months Ended June 30,		Six Months Ended June 30,

In Thousands Except Per Share Data		2003	2002	2003	2002

Net income	As reported	$71,507	80,868	135,597	155,767
	Pro forma	68,850	78,681	130,663	151,788
Basic EPS	As reported	.35	.39	.66	.76
	Pro forma	.34	.38	.64	.74
Diluted EPS	As reported	.35	.39	.66	.75
	Pro forma	.33	.38	.63	.73

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of June 30, 2003 and December 31, 2002. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

In Thousands	2003	2002

Commercial	$3,570,337	3,329,451
Construction and commercial real estate	3,719,164	3,655,671
Mortgage (including loans held for sale)	1,282,062	1,798,326
Consumer	4,128,195	3,933,482
Revolving credit	79,437	74,463
Lease financing	130,698	132,547

Total loans	$12,909,893	12,923,940

Mortgage loans held for sale, included above, totaled $498 million at June 30, 2003 and $430 million at December 31, 2002.

During March 2003, NCF consummated a transaction securitizing approximately $646 million of single-family mortgages and retained a majority of the resulting securities which are classified as available for sale. The securitization was a private securitization with NCF retaining subordinated beneficial interests. NCF retained the servicing rights for the securitized single-family mortgages and initially recorded the mortgage servicing rights at approximately $5 million.

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the six months ended June 30, 2003 and 2002:

In Thousands	2003	2002

Balance at beginning of period	$163,424	156,401
Charge-offs:
Commercial	(2,334)	(3,719)
Construction and commercial real estate	(225)	(135)
Secured by real estate	(2,102)	(1,868)
Consumer	(12,266)	(10,532)
Revolving credit	(2,074)	(1,870)
Lease financing	(658)	(341)

Total charge-offs	(19,659)	(18,465)
Recoveries:
Commercial	534	525
Construction and commercial real estate	8	2
Secured by real estate	95	92
Consumer	1,755	2,212
Revolving credit	612	509
Lease financing	69	6

Total recoveries	3,073	3,346

Net charge-offs	(16,586)	(15,119)
Provision for loan losses	21,060	14,227
Changes from acquisitions (sales)	(582)	6,107

Balance at end of period	$167,316	161,616

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of June 30, 2003, December 31, 2002 and June 30, 2002:

In Thousands	June 2003	December 2002	June 2002

Nonaccrual loans	$33,843	30,806	30,465
Foreclosed real estate	23,961	25,480	24,634

Nonperforming loans and foreclosed real estate	57,804	56,286	55,099
Other repossessed assets	8,420	9,285	10,602

Nonperforming assets	$66,224	65,571	65,701

Accruing loans 90 days or more past due	$51,761	56,384	52,351

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and year ended December 31, 2002 for NCF’s business segments are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total

Balance as of January 1, 2002	$911,185	34,972	946,157
Other goodwill adjustments	927	—	927
Goodwill acquired during the year	130,034	—	130,034

Balance as of December 31, 2002	1,042,146	34,972	1,077,118
Other goodwill adjustments	6,039	—	6,039

Balance as of June 30, 2003	$1,048,185	34,972	1,083,157

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Six Months Ended June 30, 2003		Year Ended December 31, 2002

In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$405,127	(200,168)	405,127	(168,211)
Aggregate amortization expense for the period	31,957		69,930
Estimated annual amortization expense:
For year ended 12/31/03	61,469
For year ended 12/31/04	51,691
For year ended 12/31/05	41,954
For year ended 12/31/06	32,526
For year ended 12/31/07	23,476

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the six months ended June 30, 2003 and 2002:

	2003			2002

In Thousands	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains on securities:
Unrealized gains arising during holding period	$1,541	(517)	1,024	39,134	(15,270)	23,864
Reclassification adjustment for gains realized in net income	(4,924)	1,945	(2,979)	(4,414)	1,744	(2,670)
Minimum pension liability:
Adjustment to minimum pension liability	(1,237)	495	(742)	161	(63)	98
Unrealized losses on cash flow hedging instruments:
Unrealized losses arising during holding period	(335)	134	(201)	—	—	—

Other comprehensive (income) loss	$(4,955)	2,057	(2,898)	34,881	(13,589)	21,292
Net income			135,597			155,767

Comprehensive income			132,699			177,059

(7) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three and six months ended June 30, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,

In Thousands Except Per Share Data	2003	2002	2003	2002

Basic EPS
Average common shares	204,629	206,368	204,948	206,059
Net income	$71,507	80,868	135,597	155,767
Earnings per share	.35	.39	.66	.76

Diluted EPS
Average common shares	204,629	206,368	204,948	206,059
Average dilutive common shares	1,072	2,610	1,277	2,576

Adjusted average common shares	205,701	208,978	206,225	208,635
Net income	$71,507	80,868	135,597	155,767
Earnings per share	.35	.39	.66	.75

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other operating” expense on the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

In Thousands	2003	2002	2003	2002

Legal and professional fees	$10,134	10,351	18,446	18,789
Telecommunications	4,544	4,240	9,052	8,298
Data processing	5,579	3,641	10,824	7,189
Marketing	2,967	2,995	5,486	5,205
Printing and office supplies	3,781	3,852	7,095	7,197
Postage and freight	2,731	2,338	5,511	4,828
All other	22,626	18,045	42,820	34,161

Total other operating expenses	$52,362	45,462	99,234	85,667

(9) CONTINGENCIES

NCF has reached an agreement in principle with plaintiffs’ counsel to settle a purported class action filed in December 2002 against NCF, its subsidiaries First Mercantile Trust Company (“First Mercantile”) and National Bank of Commerce, a subsidiary of First Mercantile, and two officers of First Mercantile. The purported class action is pending in the United States District Court for the Western District of Tennessee and alleges, among other things, that fees collected by First Mercantile on investments held in common trust funds were improperly charged.

The settlement agreement is subject to confirmatory discovery by the plaintiffs and approval by the federal court in Tennessee, among other conditions, includes no admission of liability or wrongdoing by NCF or other defendants and, assuming all conditions are met, will fully resolve the lawsuit. Under the proposed settlement, the plaintiff class will receive a total benefit with an estimated value of $18 million, payable $10.7 million in cash and $7.3 million in go-forward fee reductions. NCF is pursuing recovery of a portion of the settlement and its legal fees with its corporate insurance carriers; however, the amount of recovery, if any, cannot be determined at this time. NCF has not factored any recovery into its $20.7 million pre-tax charge for the first six months of 2003.

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

The traditional banking segment includes sales and distribution of financial products and services to individuals. These products and services include loan products such as residential mortgage, home equity lending, automobile and other personal financing needs. Traditional banking products also include various deposit products that are designed for customers’ saving and transaction needs. This segment also includes lending and related financial services provided to small- to medium-sized companies. Included among these services are several specialty services such as real estate finance, asset-based lending and residential construction lending. The traditional banking segment also includes management of the investment portfolio and non-deposit based funding.

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

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total

Quarter ended June 30, 2003:
Net interest income (TE)	$183,113	5,286	—	188,399
Provision for loan losses	(13,376)	—	—	(13,376)
Noninterest income	71,294	54,215	(1,110)	124,399
Intangibles amortization	(15,673)	—	—	(15,673)
First Mercantile litigation	—	(1,041)	—	(1,041)
Employment contract terminations	(14,108)	—	—	(14,108)
Noninterest expense	(116,980)	(40,893)	1,110	(156,763)

Income before income taxes (TE)	94,270	17,567	—	111,837
Income taxes	(33,479)	(6,851)	—	(40,330)

Net income	$60,791	10,716	—	71,507

Quarter ended June 30, 2002:
Net interest income (TE)	$186,096	4,774	—	190,870
Provision for loan losses	(8,713)	—	—	(8,713)
Noninterest income	55,459	41,972	(2,409)	95,022
Intangibles amortization	(18,118)	—	—	(18,118)
Conversion/merger expense	—	—	—	—
Noninterest expense	(103,237)	(32,016)	2,409	(132,844)

Income before income taxes (TE)	111,487	14,730	—	126,217
Income taxes	(39,605)	(5,744)	—	(45,349)

Net income	$71,882	8,986	—	80,868

National Commerce Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SEGMENT INFORMATION (Continued)

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total

Six months ended June 30, 2003:
Net interest income (TE)	$362,280	10,501	—	372,781
Provision for loan losses	(21,060)	—	—	(21,060)
Noninterest income	136,976	98,972	(2,260)	233,688
Intangibles amortization	(31,957)	—	—	(31,957)
First Mercantile litigation	—	(20,695)	—	(20,695)
Employment contract terminations	(14,108)	—	—	(14,108)
Noninterest expense	(232,259)	(75,624)	2,260	(305,623)

Income before income taxes (TE)	199,872	13,154	—	213,026
Income taxes	(72,299)	(5,130)	—	(77,429)

Net income	$127,573	8,024	—	135,597

Six months ended June 30, 2002:
Net interest income (TE)	$367,719	9,228	—	376,947
Provision for loan losses	(14,227)	—	—	(14,227)
Noninterest income	103,552	80,308	(3,561)	180,299
Intangibles amortization	(35,528)	—	—	(35,528)
Conversion/merger expense	(4,940)	—	—	(4,940)
Noninterest expense	(200,534)	(62,158)	3,561	(259,131)

Income before income taxes (TE)	216,042	27,378	—	243,420
Income taxes	(76,976)	(10,677)	—	(87,653)

Net income	$139,066	16,701	—	155,767

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly owned subsidiaries on a consolidated basis for the six months ended June 30, 2003 and 2002. NCF is a registered bank holding company that provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2002 Annual Report on Form 10-K.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

•	A major element of our net income is our net interest income, which consists largely of the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We cannot predict fluctuations of market interest rates, which are affected by, among other things, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, money supply and domestic and foreign financial markets. Moreover, we cannot predict the impact of interest rate changes on deposit mix, loan demand, loan prepayments and other decisions that our customers typically make. Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share.

•	Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better-established infrastructure and presence in those markets. Competition could have a material adverse effect on net interest margin, our ability to recruit and retain associates in new and existing markets, our noninterest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, recent banking legislation has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

•	The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. Various domestic or international military or terrorist activities or conflicts could further impact the domestic and international economy. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings. Continued economic weakness could have a material adverse effect on the value of collateral, such as real estate assets, that secure our loans. In addition, we could have a decline in loan demand, our largest source of revenue.

•	We are subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to

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

•	While we have a proposed settlement of the class action litigation against First Mercantile and other NCF entities, there can be no assurances that the settlement will be consummated on the terms discussed herein. We have recorded an estimated loss of $18 million payments/fees due the plaintiffs under the proposed settlement terms. If the proposed settlement is not consummated in accordance with the terms described in the footnote to the financial statements included in this quarterly report, the loss from litigation could materially exceed the estimated loss recorded. We also cannot determine at this time the amount of a recovery, if any, from our insurance carriers for the settlement and legal fees.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States (“GAAP”). In accordance with these policies, we make estimates and assumptions that affect the amounts reported in those financial statements. As discussed more fully in the 2002 Annual Report on Form 10-K, we believe that our determination of the allowance for loan losses and the valuation of assets, including the impairment of intangibles, involve a higher degree of judgment and complexity than our other significant accounting policies. We refer you to our 2002 Annual Report for a more complete description of our critical accounting policies. The allowance for loan losses is discussed more fully in the section following under the heading “Provision for Loan Losses.”

As of June 30, 2003, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $205 million (see Note 5 to the Consolidated Financial Statements). Mortgage servicing rights totaled $14 million at June 30, 2003. Intangible assets subject to amortization will be reviewed for impairment in accordance with GAAP. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Results of Operations – Three Months Ended June 30, 2003 and 2002

Net income for the three months ended June 30, 2003 totaled $72 million compared to 2002’s $81 million. Basic and diluted net income per share were $.35 in second quarter 2003 and $.39 in the second quarter of 2002. Annualized returns on average assets and stockholders’ equity were 1.29 percent and 10.61 percent, respectively, in 2003 compared to 1.60 percent and 12.82 percent, respectively, for the three months ended June 30, 2002.

Net income for the second quarter of 2003 includes $14 million (pre-tax) of employment contract termination expense paid to two of NCF’s former executive officers whose employment ended during the quarter and the termination of additional smaller employment contracts to other officers. Also included is $1 million (pre-tax) of legal expense related to the First Mercantile litigation. These expenses decreased diluted earnings per share by $.05 per share. Net income for second quarter 2003 includes a full quarter’s results of operations of BancMortgage and 37 Wachovia branches and corresponding ATMs (the “acquired Wachovia operations”) acquired in December 2002 and February 2002, respectively. The quarter ended June 30, 2002 includes only the results of the acquired Wachovia operations.

In the first quarter 2003, we consummated a transaction to purchase traditional branch buildings from Wachovia and assume Wachovia’s lease obligations for seven additional branch buildings in the Atlanta market. These branches complement our existing and planned in-store branches and will give us the fifth largest branch presence in the Atlanta Metropolitan Statistical Area (“MSA”) by the end of 2003 with approximately 60 branches opened or under development. Under the terms of the agreement, we are not permitted to commence operations in these branches until the fourth quarter of 2003. The settlement on an additional branch was delayed and we anticipate that the transaction will close at a later date.

We are focusing our efforts on capturing a five percent share of the $62 billion deposit market in the Atlanta MSA within five years. The expansion to Atlanta solidifies our geographic footprint, linking Tennessee and the north Georgia regions with the westernmost edge of our North and South Carolina operations. Having built our branch network in the fastest growing MSA’s in the Southeast, we will now focus on increasing market share in each region.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Taxable equivalent interest income is a non-GAAP financial measure used by NCF and other financial services companies to reflect tax-advantaged interest income on loans and securities on an equivalent pre-tax basis. Taxable equivalent net interest income was $188 million in the second quarter of 2003 and decreased from $191 million for the second quarter of 2002 due to our lower net interest margin. NCF’s net interest margin declined 47 basis points from 4.33 percent in the second quarter of 2002 to 3.86 percent in the second quarter of 2003 due to decreases in interest rates over the past twelve months. Declines in interest rates hurt our net interest margin through our investment and loan portfolios as explained below.

Accelerated prepayments of our investments in collateralized mortgage obligations resulted in increased amortization of premiums on those investments. We experienced lower overall investment yields as proceeds from called/prepaid investments were reinvested in securities at then current, lower yields. Additionally, we experienced lower commercial loan yields because of continued declines during the quarter in short-term interest rates. We were unable to reduce our deposit and other funding costs to the same extent as the repricing of our loans and our lower re-investment rate on securities. Many fixed rate borrowers opted to refinance into variable rate products to take advantage of the historically low interest rates. We did experience 17 percent annualized loan growth (excluding mortgages available for sale) at June 30, 2003 over March 31, 2003’s level which partially offset the effect of the lower loan yields.

Our cost of interest-bearing liabilities declined by only 63 basis points from 2.65 percent for the three months ended June 30, 2002 compared to 2.02 percent for the three months ended June 30, 2003. While interest-bearing deposit costs declined 66 basis points, longer-term liabilities such as FHLB advances declined only 75 basis points. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 30 basis points in 2003 from 2002’s 35 basis points. We have focused effort on increasing our noninterest-bearing deposits. Average noninterest-bearing deposits increased $235 million over first quarter 2003 and $452 million over second quarter 2002. Despite the increase in “net free liabilities” of approximately $629 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously.

NCF has managed its asset sensitivity to a more neutral to slightly asset-sensitive position. During the later part of the second quarter, we converted $200 million of floating rate, LIBOR-based loans to fixed-rate loans using interest rate swaps designated as cash flow hedges. Additionally, in July 2003, NCF prepaid approximately $300 million of fixed-rate FHLB advances with weighted average rates of 3.92 percent. Early termination penalties of $10 million recorded in July 2003 will be recouped through lower future interest expense as we believe we will be able to replace this funding with other, cheaper short-term borrowings. Lastly, due to the extremely low interest rate environment, we are considering curtailing and at times refraining from the reinvestment of cash flows from our investment portfolio, instead using proceeds to pay off wholesale funding liabilities and reduce our balance sheet thereby improving capital ratios. Our Asset/Liability Management Committee (“ALCO”),

Table 1

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Three Months Ended June 30, 2003 and 2002
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2003			2002

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning assets:
Loans (2)	$12,614,546	190,239	6.05%	12,335,537	218,856	7.11
U.S. Treasury and agency obligations (3)	5,319,993	62,529	4.70	4,324,893	59,003	5.46
States and political subdivision obligations (3)	106,362	2,157	8.11	132,583	2,718	8.20
Other securities (3)	1,248,182	16,092	5.16	739,967	10,834	5.86
Trading securities	120,999	437	1.44	89,229	613	2.75
Time deposits in other banks	5,742	17	1.21	22,411	142	2.54
Federal funds sold and other short-term investments	107,462	340	1.27	21,187	128	2.43

Total earning assets	19,523,286	271,811	5.58	17,665,807	292,294	6.63

Non-earning assets:
Cash and due from banks	422,653			436,473
Bank owned life insurance	231,397			217,458
Investment in First Market Bank	29,248			25,317
Premises and equipment	276,227			247,739
Goodwill	1,082,077			1,070,724
Core deposit intangibles	213,065			280,701
All other assets, net	395,442			289,085

Total assets	$22,173,395			20,233,304

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,765,351	11,006.76%		5,800,664	18,527	1.28
Jumbo and brokered certificates of deposit	2,032,881	7,378	1.46	1,533,119	8,290	2.17
Time deposits	4,915,988	36,800	3.00	4,681,751	45,046	3.86

Total interest-bearing deposits	12,714,220	55,184	1.74	12,015,534	71,863	2.40
Short-term borrowed funds	1,388,604	4,698	1.37	1,124,318	4,461	1.59
FHLB advances	2,197,173	21,397	3.91	1,949,166	22,626	4.66
Trust preferred securities and long-term debt	299,247	2,133	2.81	282,053	2,474	3.51

Total interest-bearing liabilities	16,599,244	83,412	2.02	15,371,071	101,424	2.65

Other liabilities and stockholders’ equity:
Demand deposits	2,375,641			1,923,408
Other liabilities	495,573			408,906
Stockholders’ equity	2,702,937			2,529,919

Total liabilities and stockholders’ equity	$22,173,395			20,233,304

Net interest income and net interest margin (4)		188,399	3.86%		190,870	4.33

Interest rate spread (5)			3.56%			3.98

Tax equivalent adjustment		7,218			7,628

GAAP net interest income and net interest margin		$181,181	3.71%		183,242	4.16

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2003 and 2002.

(2)	The average loan balances include non-accruing loans. Gross loan fees of $3 million and $5 million for 2003 and 2002, respectively, are included in interest income.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	Net interest margin is computed by dividing net interest income by total earning assets.

(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

which monitors our interest sensitivity and liquidity, continues to target a neutral to slightly asset-sensitive position in recognition that interest rate increases will likely begin as the economy begins to improve.

The Federal Reserve reduced the target federal funds rate in June 2003 by 25 basis points. We reduced our prime lending rate by the same 25 basis points. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy. See the “Liquidity and Interest Sensitivity” section for additional discussion of our asset sensitivity.

PROVISION FOR LOAN LOSSES The provision for loan losses during the second quarter of 2003 was $13 million compared to $9 million in the second quarter of 2002. Net loan charge-offs totaled $9 million in the second quarter of 2003 and $7 million in the second quarter of 2002 which represent .28 percent and .24 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.30 percent at June 30, 2003 and 2002 and was impacted by significant growth in the second quarter of mortgage loans held for sale. The current level of the allowance for loan losses provides a coverage level of 4.69 times the current quarter’s annualized net charge-offs and 4.94 times nonperforming loans.

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not dramatically deteriorated. Management believes that our strong collateral positions will prevent significant charge-offs from assets that are currently not performing. However, continued economic weakness could have a material adverse effect on the value of collateral, such as real estate. Table 2 summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended June 30, 2003.

Table 2

INDICATORS OF PORTFOLIO QUALITY AND
ALLOWANCE FOR LOAN LOSSES
Five Quarters Ended June 30, 2003
(Dollars in Thousands)

2003	2002

Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Loans outstanding	$12,909,893	12,288,866	12,923,940	12,740,563	12,470,030
Ratio of allowance for loan losses to loans outstanding	1.30%	1.33	1.26	1.28	1.30
Average loans outstanding for the period	$12,614,546	12,789,028	12,803,821	12,600,075	12,335,537
Ratio of annualized net charge-offs to average loans for the period	.28%	.24	.22	.29	.24
Ratio of recoveries to charge-offs for the period	14.23%	17.20	14.99	13.17	18.06
Ratio of nonperforming loans to:
Loans outstanding	.26%	.27	.24	.23	.24
Total assets	.15%	.15	.14	.14	.15
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.51%	.55	.51	.50	.53
Total assets	.29%	.31	.31	.31	.32
Allowance for loan losses to total nonperforming loans	4.94	x	4.96	5.30	5.51	5.30

The ratio of nonperforming loans to loans outstanding was .26 percent at June 30, 2003 compared to .24 percent at December 31, 2002 and .24 percent at June 30, 2002. Nonperforming assets have remained stable over the last four quarters. At June 30, 2003 and December 31, 2002, total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $66 million or .51 percent of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $66 million or .53 percent at June 30, 2002.

Based on its review, management believes that the allowance for loan losses at June 30, 2003 is adequate to absorb estimated probable losses inherent in the loan portfolio. As discussed in our 2002 Annual Report on Form 10-K, we refined our risk scoring system in late 2002 to better align our risk definitions with regulatory requirements. By year-end 2002, we had substantially completed the steps to refine the criteria and review loans but we had not completed the re-evaluation of risk factors assigned to each credit category. The refinements resulted in certain credits shifting from “special mention” to “substandard”; however, management believes that the modification of credit classifications did not indicate deterioration of credit quality as much as different grading methodologies.

Our model for computing allowance for loan losses assigns risk factors to each credit category based on many factors, including historical loan losses within each credit category. “Substandard” credits are given a substantially higher risk factor than “special mention” credits. As a result of not completing our re-evaluation of risk factors by year-end, the shift of certain credits from “special mention” to “substandard” increased the allowance allocated to specific credits and decreased the unallocated portion of the allowance. We completed our risk factor re-evaluation process during the first quarter of 2003. Our re-evaluation indicated that lower risk factors than those used in the December 31, 2002 model were warranted. Consequently, our unallocated allowance for loan losses increased to approximately $48 million at June 30, 2003 compared to $25 million at December 31, 2002. The June 30, 2003 unallocated allowance is comparable to our unallocated allowance for periods prior to December 31, 2002. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring adjustments to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $93 million in second quarter 2002 to $122 million in second quarter 2003. Service charges on deposit accounts increased $3 million from $40 million in second quarter 2002 to $43 million in second quarter 2003 due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to growth in consumer demand deposit accounts. Broker/dealer revenue and other commissions increased $10 million, from $18 million for second quarter 2002 to $28 million in second quarter 2003 due primarily to sales of fixed income securities to institutional customers. Mortgage banking income, which includes the results of BancMortgage acquired in December 2002, increased $14 million from $3 million in 2002 to $17 million in 2003, on over $2.5 billion of residential mortgage loan originations. The mortgage banking industry is experiencing tremendous levels of refinancings due to the low rates currently in effect. However, mortgage rates have risen significantly since June 30, 2003 and refinancing applications have declined. The trend may continue and lower levels of mortgage banking income may be experienced due to lower refinancing activity. Annualized noninterest income as a percentage of average assets improved to 2.25 percent for second quarter 2003 compared to 1.88 percent in the same period of 2002.

Noninterest expense increased $37 million to $188 million in second quarter 2003 from $151 million in second quarter 2002 due in part to the previously discussed employment contract terminations and First Mercantile litigation. Personnel expenses increased $15 million in the second quarter of 2003 over the second quarter of 2002 primarily due to commissions paid for higher revenue in the mortgage and broker/dealer businesses and, to a lesser extent, the BancMortgage acquisition. We had 5,582 full-time equivalent employees at June 30, 2003 compared to 5,469 at June 30, 2002. We anticipate minimal increases in FTE’s during the remainder of 2003 as we plan to fund FTE increases required for our Atlanta expansion with FTE reductions elsewhere in the company.

Occupancy and equipment expense increased $2 million in second quarter 2003 over the same quarter in 2002 due in large part to our expanded branch network. Other expenses increased $7 million in second quarter 2003 (see Note 8 to the Consolidated Financial Statements). Telecommunications and postage and freight increased due primarily to our expanded branch network (482 branches at June 30, 2003 versus 466 at June 30, 2002). Data processing expense increases were related to new technology platforms including implementation of imaging checks and statements and branch automation in addition to increases in Internet banking customers. Included within all other expense are increased FDIC insurance, courier expenses and ATM and debit card fees related to the expanded branch network.

In the second quarter of 2003, core deposit intangibles amortization totaled $16 million compared to $18 million for the quarter ended June 30, 2002. The decline in the expense is consistent with the accelerated amortization method we use. During the third and fourth quarters of 2003, we anticipate the sale of certain branches in outlying areas of the franchise and the consolidation of several branches into other branches. It is anticipated that we will receive premiums on deposits for sold branches in excess of the remaining core deposit intangible. We anticipate that approximately 20 to 30 branches will be sold or closed during this branch optimization process. In addition, we are continually reviewing alternatives for the offering of products to our customers.

Results of Operations – Six Months Ended June 30, 2003 and 2002

Net income for the six months ended June 30, 2003 totaled $136 million compared to 2002’s $156 million. Basic and diluted net income per share were $.66 for the first six months of 2003 and $.76 and $.75, respectively, for the first six months of 2002. Annualized returns on average assets and stockholders’ equity were 1.26 percent and 10.13 percent, respectively, in 2003 compared to 1.58 percent and 12.52 percent, respectively, for the six months ended June 30, 2002. Net income and earnings per diluted share in the first six months of 2003 were reduced by a $13 million charge (after-tax), or $.07 per diluted share, related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit and a $9 million charge (after-tax), or $04 per diluted share and the previously discussed terminations of employment contracts. The first six months of 2002 included a charge of $3 million (after-tax), or $.02 per diluted share, for conversion and merger expenses.

Net income for first six months of 2003 includes a full six months of operations of BancMortgage and the acquired Wachovia operations that were acquired in December 2002 and February 2002, respectively. Net income for the first six months of 2002 includes only the results of operations of the acquired Wachovia operations since acquisition in February 2002.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 3. Taxable equivalent net interest income was $373 million in the first six months of 2003, compared to $377 million for the first six months of 2002. This decrease was due to the lower interest rates in effect during 2003 versus 2002. The decrease in the yield on our interest-earning assets caused interest income to decrease $140 million from year-to-date June 2002’s level but higher volume of interest-earning assets increased interest income by $100 million to result in a net decrease of $40 million. The impact on interest expense of decreased rates paid on interest-bearing liabilities ($70 million) was partially offset by increased interest expense due to higher volumes of interest-bearing liabilities ($34 million) to result in a net decrease in interest expense of $36 million.

The yield on our interest-earning assets declined from 6.74 percent in the first six months of 2002 to 5.71 percent for the first six months of 2003. The decline of 103 basis points was largely attributable to a decline of 105 and 77 basis points, respectively, in the loan and investment yields. These declines were attributable to lower interest rates available for new assets as existing assets matured or repriced, the decline in the yield on variable rate assets impacted by decreases in short-term interest rates and higher premium amortization on investment securities.

Table 3

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS
Six Months Ended June 30, 2003 and 2002
(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2003			2002

	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Earning assets:
Loans (2)	$12,701,305	390,100	6.19%	12,222,822	439,677	7.24
U.S. Treasury and agency obligations (3)	5,148,493	122,416	4.75	4,109,724	113,019	5.50
States and political subdivision obligations (3)	110,395	4,411	7.99	139,130	5,708	8.21
Other securities (3)	934,406	23,628	5.06	765,773	22,329	5.83
Trading securities	104,340	1,023	1.96	82,513	1,055	2.56
Time deposits in other banks	7,648	42	1.11	25,256	310	2.47
Federal funds sold and other short-term investments	79,480	507	1.29	25,021	277	2.23

Total earning assets	19,086,067	542,127	5.71	17,370,239	582,375	6.74

Non-earning assets:
Cash and due from banks	410,675			454,467
Bank owned life insurance	229,814			215,737
Investment in First Market Bank	28,803			25,021
Premises and equipment	267,469			239,188
Goodwill	1,079,613			1,040,625
Core deposit intangibles	221,010			275,911
All other assets, net	411,901			271,297

Total assets	$21,735,352			19,892,485

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,725,246	22,963.81%		5,643,359	35,929	1.28
Jumbo and brokered certificates of deposit	1,915,194	14,567	1.53	1,552,380	17,108	2.22
Time deposits	4,912,935	74,942	3.08	4,592,683	93,660	4.11

Total interest-bearing deposits	12,553,375	112,472	1.81	11,788,422	146,697	2.51
Short-term borrowed funds	1,319,415	9,066	1.38	1,048,208	7,961	1.53
FHLB advances	2,127,422	43,515	4.12	2,021,161	45,815	4.57
Trust preferred securities and long-term debt	298,003	4,293	2.88	282,052	4,955	3.52

Total interest-bearing liabilities	16,298,215	169,346	2.09	15,139,843	205,428	2.74

Other liabilities and stockholders’ equity:
Demand deposits	2,258,620			1,835,344
Other liabilities	479,106			408,431
Stockholders’ equity	2,699,411			2,508,867

Total liabilities and stockholders’ equity	$21,735,352			19,892,485

Net interest income and net interest margin (4)		372,781	3.92%		376,947	4.36

Interest rate spread (5)			3.62%			4.00

Tax equivalent adjustment		14,158			15,024

GAAP net interest income and net interest margin		$358,623	3.77%		361,923	4.19

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2003 and 2002.

(2)	The average loan balances include non-accruing loans. Gross loan fees of $8 million and $10 million for 2003 and 2002, respectively, are included in interest income.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	Net interest margin is computed by dividing net interest income by total earning assets.

(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Our cost of interest-bearing liabilities declined by only 65 basis points from 2.74 percent for the six months ended June 30, 2002 compared to 2.09 percent for the six months ended June 30, 2003. While interest-bearing deposit rates declined 70 basis points, longer-term liabilities such as FHLB advances declined only 45 basis points. The contribution of "net free liabilities" to the net interest margin (computed as net interest margin less the interest rate spread) fell to 30 basis points in 2003 from 2002's 36 basis points. Despite the increase in "net free liabilities" of approximately $557 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously. Consequently, NCF’s net interest margin declined 44 basis points from 4.36 percent in the first six months of 2002 to 3.92 percent in the first six months of 2003.

In late March 2003, NCF consummated a securitization transaction involving “one-to-four family” mortgages. The transaction is a private securitization with NCF retaining subordinated beneficial interests. NCF securitized $428 million of adjustable rate mortgages (ARMs) and $218 million of fixed rate mortgages. We retained all but approximately $90 million of the newly created securities. NCF will continue to service all the loans and will be compensated for its servicing responsibilities at market rates. Mortgage servicing rights of approximately $5 million were recorded as an asset in this transaction.

PROVISION FOR LOAN LOSSES The provision for loan losses during the first six months of 2003 was $21 million compared to $14 million in the first six months of 2002. Net loan charge-offs totaled $17 million in the six months ended June 30, 2003 and $15 million in the six months ended June 30, 2002 which represent .26 percent and .25 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.30 percent at June 30, 2003 and 2002. The current level of the allowance for loan losses provides a coverage level of 5 times annualized net charge-offs for the six months ended June 30, 2003.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $176 million in the first six months of 2002 to $229 million in the first six months of 2003. Service charges on deposit accounts increased $11 million from $74 million in the first six months of 2002 to $85 million in the first six months of 2003 due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to growth in consumer demand deposit accounts. Broker/dealer revenue and other commissions increased $16 million, from $33 million for the first six months of 2002 to $49 million in the first six months of 2003 due primarily to sales of fixed income securities to institutional customers. Mortgage banking income, which includes the results of BancMortgage acquired in December 2002, increased $25 million from $6 million in 2002 to $31 million in 2003, on over $3.6 billion of residential mortgage loan originations. Annualized noninterest income as a percentage of average assets improved to 2.17 percent for the first six months of 2003 compared to 1.83 percent in the same period of 2002.

Noninterest expense increased $73 million to $372 million in the first six months of 2003 from $300 million in the same period of 2002, due primarily to a $21 million pre-tax charge related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit and the $14 million pre-tax charge related to employment contract terminations as previously discussed. Noninterest expense for 2002 includes $5 million of conversion/merger expense related to the business combinations discussed in Note 1 to the financial statements. Personnel expenses increased $28 million in the first six months of 2003 over the first six months of 2002 primarily due to higher headcount from the acquisitions noted previously, and commissions paid for higher revenue in the mortgage and broker/dealer businesses.

Occupancy and equipment expense increased $5 million in the first six months of 2003 over the same period in 2002 due in large part to our expanded branch network. Other expenses increased $14 million in the first six months of 2003 (see Note 8 to the Consolidated Financial Statements). Telecommunications, marketing and postage and freight increased due primarily to our expanded branch network. Data processing expense increases were related to new technology platforms including implementation of imaging checks and statements and branch automation in addition to increases in Internet banking customers. Included within all other expense are increased FDIC insurance, courier expenses and ATM and debit card fees related to the expanded branch network.

Financial Condition and Capital Resources

Total assets have increased to $22.7 billion at June 30, 2003 from $20.8 billion at June 30, 2002. Quarterly average assets increased to $22.2 billion for the second quarter of 2003 from $20.2 billion for the same quarter in 2002. The increase was attributable to the acquisitions and Atlanta expansion, as well as growth in existing markets.

Our ratio of average equity to average assets has fallen from 12.50 percent as of June 30, 2002 to 12.19 percent as of June 30, 2003 due to the increase in our average assets as well as our share repurchase program. Our book value per share at June 30, 2003 was $13.31 compared to $12.58 at June 30, 2002. The effect of unrealized losses on investment securities available for sale, net of applicable tax expense, decreased stockholders’ equity by $2 million from December 31, 2002. As of June 30, 2003, unrealized gains on investment securities available for sale, net of applicable tax expense, totaled $49 million and contributed $.24 per share to period-end book value.

At its July 2003 meeting, NCF’s Board of Directors increased its quarterly cash dividend to $.20 per common share. This 17.6 percent increase in the quarterly dividend will be paid to shareholders of record September 12, 2003 on October 1, 2003. NCF’s Board of Directors announced approval in April 2003 of a stock repurchase program authorizing the repurchase of up to three million shares through December 31, 2003. During the first six months of 2003, approximately 1,474,000 shares were repurchased at an average cost of $21.86 per share. Under the April 2003 repurchase authorization, 2,116,000 shares remain available for repurchase in the remainder of 2003.

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

Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines and all of our banking subsidiaries were considered to be “well-capitalized” at June 30, 2003. Table 4 discloses NCF and NBC's components of capital, risk-adjusted asset information and capital ratios at June 30, 2003.

Table 4

CAPITAL INFORMATION AND RATIOS
As of June 30, 2003
(Dollars in Thousands)

	NCF		NBC

In Thousands	Regulatory Minimum	Actual	Regulatory Minimum	Actual

Tier I capital	$832,601	1,626,600	825,903	1,507,474
Tier II capital:
Allowable loan loss reserve		167,451		166,816
Other		—		135

Total capital	$1,665,202	1,794,051	1,651,806	1,674,425

Risk-adjusted assets		$20,815,017		20,647,565
Average regulatory assets		15,215,756		15,097,725
Tier I capital ratio	4.00%	10.69	4.00%	9.98
Total capital ratio	8.00	11.79	8.00	11.09
Leverage ratio	3.00	7.81	3.00	7.30

In addition to the regulatory capital ratios, NCF monitors its tangible equity to tangible assets ratio which was 6.70 percent and 6.44 percent at June 30, 2003 and 2002, respectively. Our internal goal is to increase this ratio to 7 percent.

Liquidity and Interest Sensitivity

We manage interest sensitivity so as to mitigate significant net interest margin fluctuations while promoting consistent net income increases during periods of changing interest rates. Interest sensitivity is our primary market risk and is defined as the risk of economic loss resulting from adverse changes in interest rates. This risk of loss can be reflected in reduced potential net interest income in future periods. The structure of our loan and deposit portfolios is such that a significant increase or decline in interest rates may adversely impact net interest income. Responsibility for managing interest rate, market and liquidity risks rests with the ALCO. ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates.

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at June 30, 2003 is presented in Table 5. At June 30, 2003, we had a cumulative “positive gap” (interest-sensitive assets exceeded interest-sensitive liabilities and interest rate swaps) of $1.5 billion or 6.61 percent of total assets over a twelve-month horizon. This compares to a cumulative positive gap of $909 million or 4.23 percent of total assets over a twelve-month horizon at December 31, 2002. Management had restructured the balance sheet during 2002 to a slightly asset sensitive gap position in anticipation of rising rates in the latter part of 2003. Throughout the remainder of 2003, interest rate sensitivity will be managed to a more neutral to slightly asset sensitive position through the use of interest rate swaps, early prepayment of FHLB debt and the other potential actions discussed previously. The ratio of assets to liabilities, equity and interest rate swaps was 1.14x at June 30, 2003 compared to 1.10x at December 31, 2002.

In June 2003, the Federal Reserve reduced the federal funds rate 25 basis points to 1 percent and NCF lowered its prime rate by the same amount to 4 percent. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 5, additional declines in interest rates could have a negative impact on our net interest margin during the third quarter and in the remainder of 2003 until our interest-bearing liabilities reprice.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of May 31, 2003 and those results do not vary significantly from those that would have been obtained for an analysis as of June 30, 2003.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of May 31, 2003, a 100 basis point increase is projected to increase net income 2.1 percent and a 100 basis point decrease is projected to decrease net income 6.3 percent. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

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

Table 5

INTEREST SENSITIVITY ANALYSIS
(Dollars in Thousands)

	As of June 30, 2003 (1)

	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total

Assets:
Short term investments	$271,571		—	—	271,571	—	271,571
Investment securities	805,552		995,640	1,490,300	3,291,492	3,464,725	6,756,217
Loans	6,238,075		1,389,372	1,194,849	8,822,296	4,087,597	12,909,893
Other assets	—		—	—	—	2,742,310	2,742,310

Total assets	7,315,198		2,385,012	2,685,149	12,385,359	10,294,632	22,679,991

Liabilities:
Noninterest DDA	221,357		442,713	—	664,070	1,993,221	2,657,291
Savings deposits	985,393		661,465	661,465	2,308,323	3,540,790	5,849,113
Time deposits	1,664,118		1,990,409	1,482,712	5,137,239	1,802,558	6,939,797
Short-term borrowed funds	1,239,673		—	161,251	1,400,924	64,501	1,465,425
Long-term debt	900,133		73,895	639	974,667	1,594,766	2,569,433
Other liabilities	—		—	—	—	478,497	478,497

Total liabilities	5,010,674		3,168,482	2,306,067	10,485,223	9,474,333	19,959,556
Total equity	—		—	—	—	2,720,435	2,720,435

Total liabilities and equity	5,010,674		3,168,482	2,306,067	10,485,223	12,194,768	22,679,991

Interest rate swaps:
Pay floating/receive fixed	200,000		200,000	—	400,000	(400,000)	—

Total interest rate swaps	200,000		200,000	—	400,000	(400,000)	—

Interest sensitivity gap	$2,104,524		(983,470)	379,082	1,500,136

Cumulative gap	$2,104,524		1,121,054	1,500,136

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.40	x	1.13	1.14

Cumulative gap to total assets	9.28%		4.94	6.61

COMPARATIVE INTEREST SENSITIVITY GAP

	As of December 31, 2002

Cumulative gap	$2,341,321		1,110,902	908,780

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.57	x	1.15	1.10

Cumulative gap to total assets	10.90%		5.17	4.23

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Impact of Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (the “transition provisions”). In addition, Statement No. 148 amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The transition methods of Statement No. 148 became effective for NCF’s March 31, 2003 Form 10-Q. NCF continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on NCF’s consolidated financial statements.

Additionally, the FASB recently announced that it would require all companies to use a fair value-based method of accounting to recognize expense related to stock-based compensation. The accounting policies that may ultimately be promulgated and the effective date of the new accounting standard cannot be determined at this time.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003 provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts. NCF is evaluating the effects of SFAS No. 149, but currently does not expect that the standard will have an effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003, requires that certain instruments that were previously classified as equity should be classified as a liability. These include instruments for which redemption is mandatory, that have an obligation to repurchase the issuer’s equity shares, and unconditional obligation that must or may be settled by issuing a variable number of the issuer’s equity shares, provided that certain characteristics are present. NCF does not have any instruments that would be required to be reclassified, under SFAS No. 150, from equity to a liability.

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

PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of National Commerce Financial Corporation was held April 23, 2003 at 10:00 a.m. (CDT), One Commerce Square, Memphis, Tennessee.

The following are the voting results on each matter submitted to the shareholders:

1.	To elect five directors

	For	Withheld/Against

James B. Brame Jr.	154,735,808	2,394,390
John D. Canale III	129,053,577	28,076,621
James H. Daughdrill Jr.	154,476,857	2,653,341
J. Bradbury Reed	123,844,733	33,285,465
Dr. David E. Shi	154,532,742	2,597,456

2.	To approve the Company’s 2003 Stock and Incentive Plan

For	Withheld/Against	Exceptions/Abstain

138,257,203	17,305,030	1,567,947

3.	To ratify the Board of Director’s appointment of KPMG, LLP independent certified public accountants, as auditors of the Company for the year ending December 31, 2003

For	Withheld/Against	Exceptions/Abstain

117,215,231	39,342,576	572,384

Item 6.      Exhibits and Reports on Form 8-K

(a).       Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).      Reports on Form 8-K

A current report on Form 8-K dated May 29, 2003 was filed May 29, 2003 under Item 9 reporting Regulation FD Disclosure.

A current report on Form 8-K dated April 17, 2003 was filed April 17, 2003 under Item 7 furnishing Financial Statements and Exhibits and Item 9 reporting Regulation FD Disclosure.

A current report on Form 8-K dated April 8, 2003 was filed April 8, 2003 under Item 9 reporting Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION Registrant
Date: August 12, 2003	/s/ JOHN M. PRESLEY

John M. Presley Chief Financial Officer