Form 10-Q
period 2003-09-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2003-11-13
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

Common Stock, $2 Par value	204,989,632
(Class of Stock)	(Shares outstanding as of November 13, 2003)

National Commerce Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

In Thousands Except Share Data	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$520,138	517,295
Time deposits in other banks	9,335	12,276
Federal funds sold and other short-term investments	105,629	73,186
Investment securities:
Available for sale (amortized cost of $5,240,354 and $4,693,316)	5,254,107	4,777,009
Held to maturity (market values of $1,444,687 and $953,294)	1,448,778	925,652
Trading account securities	175,048	116,954
Loans	13,262,380	12,923,940
Less allowance for loan losses	172,186	163,424

Net loans	13,090,194	12,760,516

Bank owned life insurance	237,840	227,051
Investment in First Market Bank, FSB	31,309	27,997
Premises and equipment	273,395	257,676
Goodwill	1,085,565	1,077,118
Core deposit intangibles	187,867	236,916
Other assets	470,884	462,470

Total assets	$22,890,089	21,472,116

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,672,509	2,241,833
Savings, NOW and money market accounts	5,813,981	5,666,407
Jumbo and brokered certificates of deposits	2,277,003	1,723,548
Time deposits	4,695,840	4,862,946

Total deposits	15,459,333	14,494,734
Short-term borrowed funds	1,641,172	1,452,764
Federal Home Loan Bank advances	2,324,433	2,106,474
Trust preferred securities and long-term debt	303,248	296,707
Other liabilities	432,500	439,005

Total liabilities	20,160,686	18,789,684

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 204,808,440 and 205,408,183 shares issued	409,617	410,816
Additional paid-in capital	1,736,411	1,753,241
Retained earnings	578,249	467,641
Accumulated other comprehensive income	5,126	50,734

Total stockholders’ equity	2,729,403	2,682,432

Total liabilities and stockholders’ equity	$22,890,089	21,472,116

Commitments and contingencies (note 9)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands Except Per Share Data	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$186,080	214,802	571,848	648,923
Interest and dividends on investment securities:
U.S. Treasury	266	458	822	1,780
U.S. Government agencies and corporations	58,275	55,416	172,075	160,181
States and political subdivisions (primarily tax-exempt)	1,379	1,638	4,342	5,452
Equity and other securities	13,457	10,346	36,802	32,065
Interest and dividends on trading account securities	396	667	1,392	1,701
Interest on time deposits in other banks	16	26	58	336
Interest on federal funds sold and other short-term investments	286	187	785	453

Total interest income	260,155	283,540	788,124	850,891

INTEREST EXPENSE
Deposits	49,805	65,867	162,277	212,564
Short-term borrowed funds	4,619	5,393	13,685	13,354
Federal Home Loan Bank advances	18,236	24,010	61,751	69,825
Trust preferred securities and long-term debt	2,036	2,410	6,329	7,365

Total interest expense	74,696	97,680	244,042	303,108

Net interest income	185,459	185,860	544,082	547,783
Provision for loan losses	14,972	10,990	36,032	25,217

Net interest income after provision for loan losses	170,487	174,870	508,050	522,566

OTHER INCOME
Service charges on deposit accounts	42,295	41,391	127,045	115,518
Other service charges and fees	9,565	9,971	28,627	28,645
Broker/dealer revenue	24,739	19,600	73,972	52,663
Asset management	14,828	12,785	40,566	39,173
Mortgage banking income	22,420	5,350	53,392	11,598
Equity earnings from First Market Bank, FSB	1,314	1,074	3,311	2,363
Other	8,777	7,802	24,119	23,898
Gain on sale of merchant processing	37,141	—	37,141	—
Gain on branch sale	7,055	—	6,910	—
Investment securities gains (losses), net	(4,512)	5,060	412	9,474

Total other income	163,622	103,033	395,495	283,332

OTHER EXPENSE
Personnel	85,807	71,149	250,603	208,400
Net occupancy	14,898	12,434	41,094	35,620
Equipment	7,509	7,454	22,906	20,481
Core deposit intangibles amortization	15,062	17,507	47,019	53,035
Other	51,709	48,114	149,454	133,781
First Mercantile litigation	—	—	20,695	—
Employment contract terminations	—	—	14,108	—
Debt retirement/prepayment penalties (gains)	31,987	(335)	31,661	(335)
Conversion/merger expenses	—	—	—	4,940

Total other expenses	206,972	156,323	577,540	455,922

Income before income taxes	127,137	121,580	326,005	349,976
Income taxes	41,328	38,603	104,599	111,232

Net income	$85,809	82,977	221,406	238,744

EARNINGS PER COMMON SHARE
Basic	$.42	.40	1.08	1.16
Diluted	.42	.40	1.07	1.14
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	204,609	206,259	204,834	206,126
Diluted	206,005	208,328	206,151	208,531

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comp. Income	Total Stockholders’ Equity
Balance January 1, 2002	205,058,713	$410,117	1,756,128	276,342	12,744	2,455,331
Net income	—	—	—	238,744	—	238,744
Restricted stock transactions, net	4,615	9	1,890	—	—	1,899
Options exercised, net of shares tendered	2,034,268	4,069	33,986	—	—	38,055
Shares repurchased and retired	(1,275,500)	(2,551)	(28,550)	—	—	(31,101)
Cash dividends ($.47 per share)	—	—	—	(97,317)	—	(97,317)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	98	98
Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	34,913	34,913
Other transactions, net	(54,158)	(108)	(1,001)	—	—	(1,109)

Balance, September 30, 2002	205,767,938	$411,536	1,762,453	417,769	47,755	2,639,513

Balance, January 1, 2003	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432
Net income	—	—	—	221,406	—	221,406
Restricted stock transactions, net	25,943	52	1,432	—	—	1,484
Options exercised, net of shares tendered	881,429	1,764	12,084	—	—	13,848
Shares repurchased and retired	(1,474,300)	(2,949)	(29,272)	—	—	(32,221)
Cash dividends ($.54 per share)	—	—	—	(110,798)	—	(110,798)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(742)	(742)
Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	(42,255)	(42,255)
Unrealized loss on cash flow hedges, net of applicable income taxes	—	—	—	—	(2,611)	(2,611)
Other transactions, net	(32,815)	(66)	(1,074)	—	—	(1,140)

Balance, September 30, 2003	204,808,440	$409,617	1,736,411	578,249	5,126	2,729,403

See accompanying notes to the consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

In Thousands	2003	2002
OPERATING ACTIVITIES
Net income	$221,406	238,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	91,185	73,850
Provision for loan losses	36,032	25,217
Net gain on sales of investment securities	(412)	(9,474)
Loss (gain) on debt retirement/prepayment penalties	31,661	(335)
Deferred income taxes	(18,486)	(3,977)
Origination of loans held for sale	(6,271,005)	(1,296,151)
Sales of loans held for sale	6,342,647	1,198,784
Changes in:
Trading account securities	(58,094)	94,322
Other assets	9,844	(23,209)
Other liabilities	25,153	(111,609)
Other operating activities, net	(5,351)	2,108

Net cash provided by operating activities	404,580	188,270

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	368,118	316,714
Sales of investment securities available for sale	1,334,091	1,492,696
Maturities and issuer calls of investment securities available for sale	2,048,576	1,724,837
Purchases of:
Investment securities held to maturity	(855,007)	(349,576)
Investment securities available for sale	(3,337,351)	(3,010,566)
Premises and equipment	(40,080)	(28,977)
Net originations of loans	(1,098,867)	(256,691)
Net cash paid on branch sales	(82,101)	—
Net cash paid in business combinations	—	(324,132)

Net cash used by investing activities	(1,662,621)	(435,695)

FINANCING ACTIVITIES
Net increase in deposit accounts	1,053,514	455,695
Net increase (decrease) in short-term borrowed funds	188,408	(161,048)
Net increase (decrease) in Federal Home Loan Bank advances	186,327	(88,652)
Decrease in long-term debt	(4,997)	(2,909)
Issuances of common stock from exercise of stock options, net	10,299	27,664
Purchase and retirement of common stock	(32,221)	(31,101)
Other equity transactions, net	(146)	(742)
Cash dividends paid	(110,798)	(97,317)

Net cash provided by financing activities	1,290,386	101,590

Net increase (decrease) in cash and cash equivalents	32,345	(145,835)
Cash and cash equivalents at beginning of period (December 31)	602,757	644,420

Cash and cash equivalents at end of period	$635,102	498,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$256,428	308,437

Income taxes paid during the period	$134,809	150,045

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

BUSINESS COMBINATIONS In 2002, NCF acquired certain bank branches from Wachovia and all the outstanding common stock of BancMortgage Financial Corp. (“BancMortgage”), an Atlanta-based mortgage originator, in purchase transactions consummated in February and December, respectively. The acquisitions continue NCF’s strategic expansion into high growth areas of the Southeast. Results of operations of the acquired companies were included in NCF’s 2002 consolidated statement of income from the respective dates of acquisition.

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

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the nine months ended September 30, 2003 and 2002 and accumulated other comprehensive income as of September 30, 2003, December 31, 2002 and September 30, 2002 are comprised of unrealized gains and losses on investment securities available for sale, unrealized gains and losses on cash flow hedges and adjustments of minimum pension liability.

STOCK-BASED COMPENSATION NCF from time to time grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant, which become exercisable on certain future dates with continued service by employees. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, which include any grant that is not at a fixed exercise price or whose vesting is dependent on future performance or some event other than the passage of time, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, also called the vesting period.

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation expense was measured under the fair value based method according to Statement No. 123, “Accounting for Stock-based Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the three- and nine-months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income for future periods.

		Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands Except Per Share Data		2003	2002	2003	2002
Net income	As reported	$85,809	82,977	221,406	238,744
	Pro forma	83,823	80,960	214,486	232,748
Basic EPS	As reported	.42	.40	1.08	1.16
	Pro forma	.41	.39	1.05	1.13
Diluted EPS	As reported	.42	.40	1.07	1.14
	Pro forma	.41	.39	1.04	1.12

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of September 30, 2003 and December 31, 2002. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

In Thousands	2003	2002
Commercial	$3,654,366	3,329,451
Construction and commercial real estate	3,854,437	3,655,671
Mortgage (including loans held for sale)	1,304,138	1,798,326
Consumer	4,238,782	3,933,482
Revolving credit	81,916	74,463
Lease financing	128,741	132,547

Total loans	$13,262,380	12,923,940

Mortgage loans held for sale, included above, totaled $365 million at September 30, 2003 and $430 million at December 31, 2002.

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

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the nine months ended September 30, 2003 and 2002:

In Thousands	2003	2002
Balance at beginning of period	$163,424	156,401
Charge-offs:
Commercial	(5,357)	(6,168)
Construction and commercial real estate	(244)	(261)
Secured by real estate	(3,935)	(2,534)
Consumer	(17,621)	(16,763)
Revolving credit	(3,151)	(2,825)
Lease financing	(804)	(590)

Total charge-offs	(31,112)	(29,141)
Recoveries:
Commercial	752	666
Construction and commercial real estate	30	8
Secured by real estate	240	211
Consumer	2,460	3,173
Revolving credit	852	688
Lease financing	90	6

Total recoveries	4,424	4,752

Net charge-offs	(26,688)	(24,389)
Provision for loan losses	36,032	25,217
Changes from acquisitions (sales)	(582)	6,107

Balance at end of period	$172,186	163,336

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of September 30, 2003, December 31, 2002 and September 30, 2002:

In Thousands	September 2003	December 2002	September 2002
Nonaccrual loans	$35,983	30,806	29,654
Foreclosed real estate	25,500	25,480	24,612

Nonperforming loans and foreclosed real estate	61,483	56,286	54,266
Other repossessed assets	5,138	9,285	9,688

Nonperforming assets	$66,621	65,571	63,954

Accruing loans 90 days or more past due	$59,691	56,384	49,803

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and year ended December 31, 2002 for NCF’s business segments are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total
Balance as of January 1, 2002	$911,185	34,972	946,157
Other goodwill adjustments	927	—	927
Goodwill acquired during the year	130,034	—	130,034

Balance as of December 31, 2002	1,042,146	34,972	1,077,118
Other goodwill adjustments	6,039	—	6,039
Goodwill acquired during the year	2,408	—	2,408

Balance as of September 30, 2003	$1,050,593	34,972	1,085,565

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Nine Months Ended September 30, 2003		Year Ended December 31, 2002
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$403,097	(215,230)	405,127	(168,211)

Aggregate amortization expense for the period	47,019		69,930

Estimated annual amortization expense:
For year ended 12/31/03	61,356
For year ended 12/31/04	51,279
For year ended 12/31/05	41,610
For year ended 12/31/06	32,248
For year ended 12/31/07	23,265

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the nine months ended September 30, 2003 and 2002:

	2003			2002
In Thousands	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during holding period	$(69,218)	27,212	(42,006)	66,560	(25,915)	40,645
Reclassification adjustment for gains realized in net income	(412)	163	(249)	(9,474)	3,742	(5,732)
Minimum pension liability:
Adjustment to minimum pension liability	(1,237)	495	(742)	161	(63)	98
Unrealized losses on cash flow hedging instruments:
Unrealized losses arising during holding period	(4,352)	1,741	(2,611)	—	—	—

Other comprehensive (income) loss	$(75,219)	29,611	(45,608)	57,247	(22,236)	35,011
Net income			221,406			238,744

Comprehensive income			$175,798			273,755

(7) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three and nine months ended September 30, 2003 and 2002. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands Except Per Share Data	2003	2002	2003	2002
Basic EPS
Average common shares	204,609	206,259	204,834	206,126
Net income	$85,809	82,977	221,406	238,744
Earnings per share	.42	.40	1.08	1.16

Diluted EPS
Average common shares	204,609	206,259	204,834	206,126
Average dilutive common shares	1,396	2,069	1,317	2,405

Adjusted average common shares	206,005	208,328	206,151	208,531
Net income	$85,809	82,977	221,406	238,744
Earnings per share	.42	.40	1.07	1.14

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other operating” expense on the Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Thousands	2003	2002	2003	2002
Legal and professional fees	$9,823	10,558	27,798	29,347
Telecommunications	4,663	4,603	13,715	12,901
Data processing	5,670	4,388	16,494	11,577
Marketing	2,494	2,913	7,980	8,117
Printing and office supplies	2,745	4,192	9,841	11,389
Postage and freight	2,395	2,486	7,906	7,313
All other	23,919	18,974	65,720	53,137

Total other operating expenses	$51,709	48,114	149,454	133,781

(9) CONTINGENCIES

NCF has settled a purported class action filed in December 2002 against NCF, its subsidiaries First Mercantile Trust Company (“First Mercantile”) and National Bank of Commerce, a subsidiary of First Mercantile, and two officers of First Mercantile. The purported class action is pending in the United States District Court for the Western District of Tennessee and alleges, among other things, that fees collected by First Mercantile on investments held in common trust funds were improperly charged.

The settlement agreement has been approved by the federal court in Tennessee and all appeal periods have expired. The settlement agreement as approved by the court includes no admission of liability or wrongdoing by NCF or other defendants and, assuming all conditions are met, will fully resolve the lawsuit. Under the settlement, the plaintiff class will receive a total benefit with an estimated value of approximately $18 million, payable $11 million in cash and $7 million in go-forward fee reductions. The cash portion of the settlement was paid in October 2003. NCF is pursuing recovery of a portion of the settlement and its legal fees with its corporate insurance carriers; however, the amount of recovery, if any, cannot be determined at this time. NCF has not factored any recovery into its $21 million pre-tax charge for the first nine months of 2003. No expenses were recognized during the third quarter for this matter.

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

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Quarter ended September 30, 2003:
Net interest income (TE)	$187,218	5,298	—	192,516
Provision for loan losses	(14,972)	—	—	(14,972)
Gain on sale of merchant processing	—	37,141	—	37,141
Gain on branch sale	7,055	—	—	7,055
Noninterest income	69,403	51,965	(1,942)	119,426
Intangibles amortization	(15,062)	—	—	(15,062)
Debt retirement/prepayment penalties	(31,987)	—	—	(31,987)
Noninterest expense	(120,927)	(40,938)	1,942	(159,923)

Income before income taxes (TE)	80,728	53,466	—	134,194
Income taxes	27,533	20,852	—	48,385

Net income	$53,195	32,614	—	85,809

Quarter ended September 30, 2002:
Net interest income (TE)	$187,947	5,355	—	193,302
Provision for loan losses	(10,990)	—	—	(10,990)
Noninterest income	61,964	42,835	(1,766)	103,033
Intangibles amortization	(17,507)	—	—	(17,507)
Debt retirement/prepayment gains	335	—	—	335
Noninterest expense	(106,918)	(33,999)	1,766	(139,151)

Income before income taxes (TE)	114,831	14,191	—	129,022
Income taxes	40,510	5,535	—	46,045

Net income	$74,321	8,656	—	82,977

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SEGMENT INFORMATION (Continued)

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Nine months ended September 30, 2003:
Net interest income (TE)	$549,498	15,799	—	565,297
Provision for loan losses	(36,032)	—	—	(36,032)
Gain on sale of merchant processing	—	37,141	—	37,141
Gain on branch sale	6,910	—	—	6,910
Noninterest income	206,165	150,937	(5,658)	351,444
Intangibles amortization	(47,019)	—	—	(47,019)
First Mercantile litigation	—	(20,695)	—	(20,695)
Employment contract terminations	(14,108)	—	—	(14,108)
Debt retirement/prepayment penalties	(31,661)	—	—	(31,661)
Noninterest expense	(353,153)	(116,562)	5,658	(464,057)

Income before income taxes (TE)	280,600	66,620	—	347,220
Income taxes	99,832	25,982	—	125,814

Net income	$180,768	40,638	—	221,406

Nine months ended September 30, 2002:
Net interest income (TE)	$555,667	14,582	—	570,249
Provision for loan losses	(25,217)	—	—	(25,217)
Noninterest income	160,500	128,159	(5,327)	283,332
Intangibles amortization	(53,035)	—	—	(53,035)
Debt retirement/prepayment gains	335	—	—	335
Conversion/merger expense	(4,940)	—	—	(4,940)
Noninterest expense	(304,589)	(99,020)	5,327	(398,282)

Income before income taxes (TE)	328,721	43,721	—	372,442
Income taxes	116,647	17,051	—	133,698

Net income	$212,074	26,670	—	238,744

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly owned subsidiaries on a consolidated basis for the nine months ended September 30, 2003 and 2002. NCF is a registered bank holding company that provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2002 Annual Report on Form 10-K.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks include:

•	A major element of our net income is our net interest income, which consists largely of the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We cannot predict fluctuations of market interest rates, which are affected by, among other things, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, money supply and domestic and foreign financial markets. Moreover, we cannot predict the impact of interest rate changes on deposit mix, loan demand, loan prepayments and other decisions that our customers typically make. Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interest margin and, consequently, our earnings per share. At the same time, if short-term interest rates remain at current levels, then our net interest margin will not be expected to improve significantly.

•	Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better-established infrastructure and presence in those markets. Competition could have a material adverse effect on net interest margin, our ability to recruit and retain associates in new and existing markets, our noninterest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, recent banking legislation has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter or expand their existing transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

•	The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. Various domestic or international military or terrorist activities or conflicts could further impact the domestic and international economy. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings. Continued economic weakness could have a material adverse effect on the value of collateral, such as real estate assets, that secure our loans. In addition, we could have a decline in loan demand, our largest source of revenue.

•	We are subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, which could have a material adverse effect on earnings. The NCF Parent Company relies on dividends from its subsidiaries as a primary source of funds to pay dividends to shareholders, cover debt obligations and for other corporate purposes. Federal banking law restricts the ability of our banking subsidiaries to pay dividends to the Parent Company. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to the Parent Company.

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

As of September 30, 2003, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $188 million (see Note 5 to the Consolidated Financial Statements). Mortgage servicing rights totaled $17 million at September 30, 2003. Intangible assets subject to amortization will be reviewed for impairment in accordance with GAAP. Goodwill and intangible assets not subject to amortization will be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Results of Operations – Three Months Ended September 30, 2003 and 2002

Net income for the three months ended September 30, 2003 totaled $86 million compared to 2002’s $83 million. Basic and diluted net income per share were $.42 in third quarter 2003 and $.40 in the third quarter of 2002. Annualized returns on average assets and stockholders’ equity were 1.50 percent and 12.45 percent, respectively, in 2003 compared to 1.59 percent and 12.63 percent, respectively, for the three months ended September 30, 2002.

During the third quarter, gains totaling $44 million were realized from the sales of NCF’s merchant processing portfolio and five bank branches. Third quarter earnings also include the effect of certain actions which better position us for stronger earnings in future periods, including expenses for $32 million of early debt retirement penalties; severance of $2 million; $1 million of occupancy expense for consolidating ten branches; investment securities losses of $5 million; and other items which total $4 million. These events roughly offset the gains realized and, collectively, had no material impact on reported net income per share.

Net income for third quarter 2003 includes a full quarter’s results of operations of BancMortgage and 37 Wachovia branches and corresponding ATMs (the “acquired Wachovia operations”) acquired in December 2002 and February 2002, respectively. The quarter ended September 30, 2002 includes only the results of the acquired Wachovia operations.

In the first quarter 2003, we consummated a transaction to purchase traditional branch buildings from Wachovia and assume Wachovia’s lease obligations for seven additional branch buildings in the Atlanta market. These branches complement our existing and planned Atlanta area in-store branches and will give us the fifth largest branch presence in the Atlanta Metropolitan Statistical Area (“MSA”) by the end of 2003 with approximately 60 branches opened or under development. Under the terms of our agreement with Wachovia, we are not permitted to commence operations in these branches until the fourth quarter of 2003. The settlement on an additional branch was delayed and we anticipate that the transaction will close at a later date.

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

Through October 2003, our Atlanta franchise consists of 31 full-service banking locations of which three are traditional and 28 are in-store, one private banking team and one commercial lending team. During the third quarter, four additional in-store locations as well as an additional private banker were added. Two in-store locations and four traditional locations, previously acquired from Wachovia, opened in October 2003. A fifth traditional location will open by the end of fourth quarter increasing the total number of Atlanta area branch locations to 38 by year-end. The openings of additional in-store locations as well as the other acquired Wachovia branches are planned for 2004 but their respective opening dates have not yet been determined.

Additionally, NCF began a pilot program with Wal-Mart in October 2003 to enhance the performance of its existing National Bank of Commerce branches in 16 Wal-Mart locations in Georgia and Tennessee. These branches will be co-branded “Wal-Mart Money Centers by National Bank of Commerce”. The branches will be staffed and operated by NBC, and may deliver certain financial services currently offered by Wal-Mart (for example, money transfers, money orders and payroll check cashing) as well as the complete array of traditional banking and financial services offered by NBC. We seek to provide customers a convenient, one-stop financial center inside the Wal-Mart stores.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 1. Taxable equivalent interest income is a non-GAAP financial measure used by NCF and other financial services companies to reflect tax-advantaged interest income on loans and securities on an equivalent pre-tax basis. Taxable equivalent net interest income was $193 million in the third quarter of 2003 and 2002, decreasing slightly in 2003 due to our lower net interest margin. NCF’s net interest margin declined 44 basis points from 4.27 percent in the third quarter of 2002 to 3.83 percent in the third quarter of 2003 due to decreases in interest rates over the past twelve months. Declines in interest rates hurt our net interest margin through our investment and loan portfolios as explained more fully below.

Accelerated prepayments of our investments in collateralized mortgage obligations resulted in increased amortization of premiums on those investments. We experienced lower overall investment yields as proceeds from called/prepaid investments were reinvested in securities at then current, lower yields. Additionally, we experienced lower commercial loan yields because of continued declines during the quarter in short-term interest rates. We were unable to reduce our deposit and other funding costs to the same extent as the repricing of our loans and our lower re-investment rate on securities. In addition, many fixed rate borrowers opted to refinance their loans into variable rate products to take advantage of the historically low interest rates. We did experience 16 percent annualized loan growth (excluding mortgages available for sale) at September 30, 2003 over June 30, 2003’s level which partially offset the effect of the lower loan yields. Overall, our yield on interest-earning assets fell 111 basis points from quarter-ended September 2002 to the same period in 2003.

Table 1

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

Three Months Ended September 30, 2003 and 2002

(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$13,065,302	188,073	5.72%	12,600,075	217,482	6.86
U.S. Treasury and agency obligations (3)	5,476,165	62,717	4.58	4,431,463	59,570	5.38
States and political subdivision obligations (3)	98,756	2,028	8.22	125,483	2,501	7.97
Other securities (3)	1,113,693	13,675	4.91	753,404	10,540	5.60
Trading securities	136,198	416	1.22	75,782	672	3.55
Time deposits in other banks	5,726	16	1.11	5,475	26	1.87
Federal funds sold and other short-term investments	148,627	287.76		39,867	191	1.90

Total earning assets	20,044,467	267,212	5.31	18,031,549	290,982	6.42

Non-earning assets:
Cash and due from banks	450,576			418,062
Bank owned life insurance	235,741			221,185
Investment in First Market Bank	30,471			26,221
Premises and equipment	276,435			251,228
Goodwill	1,083,340			1,071,943
Core deposit intangibles	197,593			262,844
All other assets, net	408,676			356,642

Total assets	$22,727,299			20,639,674

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,845,036	9,372.64%		5,591,451	15,605	1.11
Jumbo and brokered certificates of deposit	2,166,011	6,452	1.18	1,683,886	8,611	2.03
Time deposits	4,770,283	33,981	2.82	4,778,297	41,651	3.46

Total interest-bearing deposits	12,781,330	49,805	1.55	12,053,634	65,867	2.17
Short-term borrowed funds	1,608,179	4,619	1.14	1,192,955	5,393	1.79
FHLB advances	2,218,184	18,236	3.26	2,133,208	24,010	4.47
Trust preferred securities and long-term debt	297,701	2,036	2.74	281,684	2,410	3.42

Total interest-bearing liabilities	16,905,394	74,696	1.75	15,661,481	97,680	2.47

Other liabilities and stockholders’ equity:
Demand deposits	2,565,673			1,989,040
Other liabilities	522,151			382,656
Stockholders’ equity	2,734,081			2,606,497

Total liabilities and stockholders’ equity	$22,727,299			20,639,674

Net interest income and net interest margin (4)		192,516	3.83%		193,302	4.27

Interest rate spread (5)			3.56%			3.95

Tax equivalent adjustment		7,057			7,442

GAAP net interest income and net interest margin		$185,459	3.69%		185,860	4.10

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2003 and 2002.
(2)	The average loan balances include non-accruing loans. Gross loan fees of $1 million and $2 million for 2003 and 2002, respectively, are included in interest income.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Our cost of interest-bearing liabilities declined by only 72 basis points from 2.47 percent for the three months ended September 30, 2002 to 1.75 percent for the three months ended September 30, 2003. While interest-bearing deposit costs declined 62 basis points, longer-term liabilities such as FHLB advances declined 121 basis points due in part to our early termination of certain FHLB advances as discussed in the following paragraph. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 27 basis points for the three months ended September 30, 2003 from 32 basis points for the three months ended September 30, 2002. We have focused sales efforts on increasing our noninterest-bearing deposits. Average noninterest-bearing deposits increased $190 million from June 30, 2003 to September 30, 2003. Despite the increase in “net free liabilities” of approximately $769 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously.

During the third quarter 2003, we have managed our asset sensitivity to a more neutral position. During the later part of the second quarter, we converted $200 million of floating rate, LIBOR-based loans to fixed-rate loans using interest rate swaps designated as cash flow hedges. Additionally, in the third quarter, NCF prepaid approximately $658 million of fixed-rate FHLB advances with weighted average rates of 4.27 percent, replacing the funding with lower-cost borrowings, and sold approximately $300 million of investment securities, reinvesting the proceeds in higher yielding securities with a comparable average life. Early termination penalties of $32 million on the early retirement of the debt recorded during the quarter will be recouped through lower future interest expense as we believe we will be able to replace this funding with other, cheaper short-term borrowings. Lastly, due to the extremely low interest rate environment, at times we may curtail or refrain from the reinvestment of cash flows from our investment portfolio, instead using proceeds to pay off wholesale funding liabilities and reduce our balance sheet thereby improving capital ratios. Our Asset/Liability Management Committee (“ALCO”), which monitors our interest sensitivity and liquidity, continues to target a neutral to slightly asset-sensitive position in recognition that interest rate increases will likely begin as the economy begins to improve.

The Federal Reserve last adjusted the target federal funds rate in June 2003 by reducing it 25 basis points. We reduced our prime lending rate by the same 25 basis points. Historically, the Federal Reserve has not increased interest rates until the national unemployment rate is on a sustained downward trend. We anticipate a very slow-paced recovery of the U.S. economy. See the “Liquidity and Interest Sensitivity” section for additional discussion of our asset sensitivity.

PROVISION FOR LOAN LOSSES The provision for loan losses during the third quarter of 2003 was $15 million compared to $11 million in the third quarter of 2002. Net loan charge-offs totaled $10 million in the third quarter of 2003 and $9 million in the third quarter of 2002, which represent .31 percent and .29 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.30 percent at September 30, 2003 and 1.28 percent at September 30, 2002. The current level of the allowance for loan losses provides a coverage level of 4.30 times the current quarter’s annualized net charge-offs and 4.79 times nonperforming loans.

Management performs an analysis of the loan portfolio quarterly to determine the adequacy of the allowance for loan losses. The overall allowance analysis considers the results of detailed loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk not captured in the reviews and assessments of individual loans or pools of loans. We also track a number of key performance indicators in establishing the allowance for loan losses. As discussed previously, the U.S. economy continues to show signs of weakness and while general economic conditions have deteriorated, our portfolio quality indicators have not dramatically deteriorated. Management believes that our strong collateral positions will prevent significant charge-offs from assets that are currently not performing. However, continued economic weakness could have a material adverse effect on the value of collateral, such as real estate. Table 2 summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended September 30, 2003.

Table 2

INDICATORS OF PORTFOLIO QUALITY AND

ALLOWANCE FOR LOAN LOSSES

Five Quarters Ended September 30, 2003

(Dollars in Thousands)

2003	2003	2003	2002	2002
Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Loans outstanding	$13,262,380	12,909,893	12,288,866	12,923,940	12,740,563
Ratio of allowance for loan losses to loans outstanding	1.30%	1.30	1.33	1.26	1.28
Average loans outstanding for the period	$13,065,302	12,614,546	12,789,028	12,803,821	12,600,075
Ratio of annualized net charge-offs to average loans for the period	.31%	.28	.24	.22	.29
Ratio of recoveries to charge-offs for the period	11.80%	14.23	17.20	14.99	13.17
Ratio of nonperforming loans to:
Loans outstanding	.27%	.26	.27	.24	.23
Total assets	.16%	.15	.15	.14	.14
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.50%	.51	.55	.51	.50
Total assets	.29%	.29	.31	.31	.31
Allowance for loan losses to total nonperforming loans	4.79	x	4.94	4.96	5.30	5.51

The ratio of nonperforming loans to loans outstanding was .27 percent at September 30, 2003 compared to .24 percent at December 31, 2002 and .23 percent at September 30, 2002. Nonperforming assets have remained stable over the last four quarters. At September 30, 2003, total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $67 million or .50 percent of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $66 million or .51 percent at December 31, 2002 and $64 million or .50 percent at September 30, 2002.

Based on its review, management believes that the allowance for loan losses at September 30, 2003 is adequate to absorb estimated probable losses inherent in the loan portfolio. As discussed in our 2002 Annual Report on Form 10-K, we refined our risk scoring system in late 2002 to better align our risk definitions with regulatory requirements. By year-end 2002, we had substantially completed the steps to refine the criteria and review loans but we did not complete the re-evaluation of risk factors assigned to each credit category. The refinements resulted in certain credits shifting from “special mention” to “substandard”; however, management believes that the modification of credit classifications did not indicate deterioration of credit quality as much as different grading methodologies.

Our model for computing allowance for loan losses assigns risk factors to each credit category based on many factors, including historical loan losses within each credit category. “Substandard” credits are given a substantially higher risk factor than “special mention” credits. As a result of not completing our re-evaluation of risk factors by year-end, the shift of certain credits from “special mention” to “substandard” increased the allowance allocated to specific credits and decreased the unallocated portion of the allowance. We completed our risk factor re-evaluation process during the first quarter of 2003. Our re-evaluation indicated that lower risk factors than those used in the December 31, 2002 model were warranted. Consequently, our unallocated allowance for loan losses increased to approximately $45 million at September 30, 2003 compared to $25 million at December 31, 2002. The September 30, 2003 unallocated allowance is comparable to our unallocated allowance for periods prior to December 31, 2002. The most recent regulatory agency examinations have not revealed any material problem credits that had not been previously identified; however, future regulatory examinations may result in the regulatory agencies requiring adjustments to the allowance for loan losses based on information available at the date of examination.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $98 million in third quarter 2002 to $168 million in third quarter 2003. During the third quarter of 2003, gains totaling $44 million were realized from the sales of NCF’s merchant processing portfolio and five banking branches. Broker/dealer revenue and other commissions increased $5 million, from $20 million for third quarter 2002 to $25 million in third quarter 2003 due primarily to sales of fixed income securities to institutional customers and, to a lesser extent, increases in our retail brokerage business. Higher interest rates may result in declined institutional brokerage revenue in future quarters. Mortgage banking income, which includes the results of BancMortgage acquired in December 2002, increased $17 million from $5 million in 2002 to $22 million in 2003, on over $2.7 billion of residential mortgage loan originations. The mortgage banking industry experienced tremendous levels of refinancings due to historically low rates. However, mortgage rates rose during the third quarter and refinancing applications have declined from the levels experienced in the first six months of the year. The trend may continue and lower levels of mortgage banking income may be experienced due to lower refinancing activity. Annualized noninterest income as a percentage of average assets improved to 2.86 percent for third quarter 2003 compared to 1.98 percent in the same period of 2002. Deposit service charges increased primarily due to increased NSF fees offset by declines in debit card revenues from the industry settlement of debit card fees.

Noninterest expense increased $51 million to $207 million in third quarter 2003 from $156 million in third quarter 2002 due in large part to the $32 million in penalties on the early retirement of debt previously discussed. Personnel expenses increased $15 million in the third quarter of 2003 over the third quarter of 2002 primarily due to commissions paid for higher revenue in the mortgage and broker/dealer businesses, approximately $2 million of severance payments incurred through re-alignment of staffing needs and, to a lesser extent, the BancMortgage acquisition. We had 5,458 full-time equivalent employees at September 30, 2003 compared to 5,402 at September 30, 2002. We anticipate minimal increases in FTE’s during the remainder of 2003 as we plan to fund FTE increases required for our Atlanta expansion with FTE reductions elsewhere in the company.

Occupancy and equipment expense increased $3 million in third quarter 2003 over the same quarter in 2002 due in part to costs associated with consolidation of ten branches and our Atlanta branch expansion. Other expenses increased $4 million in third quarter 2003 (see Note 8 to the Consolidated Financial Statements) over the same quarter in 2002. Data processing expense increases were related to new technology platforms including implementation of imaging checks and statements and branch automation in addition to increases in Internet banking customers. Included within all other expense are increased FDIC insurance, courier expenses and ATM and debit card fees.

In the third quarter of 2003, core deposit intangibles amortization totaled $15 million compared to $18 million for the quarter ended September 30, 2002. The decline in the expense is consistent with the accelerated amortization method we use. During the third quarter, we recorded $2 million of gross premiums received from branches sold as a reduction to core deposit intangibles related to deposits associated with those branches when acquired. During the fourth quarter of 2003, we anticipate continuing our branch optimization process whereby we may sell certain branches in outlying areas of the franchise and consolidate other branches; we anticipate that approximately five to ten branches may be impacted in the fourth quarter. We anticipate that approximately 20 to 30 branches will be sold or closed during this branch optimization process.

Results of Operations – Nine Months Ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 totaled $221 million compared to $239 million for the same period in 2002. Basic and diluted net income per share were $1.08 and $1.07, respectively, for the first nine months of 2003 and $1.16 and $1.14, respectively, for the first nine months of 2002. Annualized returns on average assets and stockholders’ equity were 1.34 percent and 10.92 percent, respectively, in 2003 compared to 1.58 percent and 12.56 percent, respectively, for the nine months ended September 30, 2002.

Excluding the third quarter 2003 special events discussed above that essentially offset each other, net income and earnings per diluted share in the first nine months of 2003 were reduced by a $13 million charge (after-tax), or $.07 per diluted share, related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit and a $9 million charge (after-tax), or $.04 per diluted share on employment contract termination payments. The first nine months of 2002 included a charge of $3 million (after-tax), or $.02 per diluted share, for conversion and merger expenses. In addition, we had $5 million of securities gains during the first six months of 2003.

Net income for first nine months of 2003 includes a full nine months of operations of BancMortgage and the acquired Wachovia operations that were acquired in December 2002 and February 2002, respectively. Net income for the first nine months of 2002 includes only the results of operations of the acquired Wachovia operations since their acquisition date.

NET INTEREST INCOME Average Balances and Net Interest Income Analyses on a taxable equivalent basis for each of the periods are included in Table 3. Taxable equivalent net interest income was $565 million in the first nine months of 2003, compared to $570 million for the first nine months of 2002. This decrease was due to the lower interest rates in effect during 2003 versus 2002 offset by higher levels of earning assets and interest- bearing liabilities. The decrease in the yield on our interest-earning assets caused interest income to decrease $163 million from the nine months ended September 30, 2002 but higher volume of interest-earning assets increased interest income by $99 million from the 2002 level to result in a net decrease of $64 million. The impact on interest expense of decreased rates paid on interest-bearing liabilities ($89 million) was partially offset by increased interest expense due to higher volumes of interest-bearing liabilities ($30 million) to result in a net decrease in interest expense of $59 million.

The yield on our interest-earning assets declined from 6.63 percent in the first nine months of 2002 to 5.57 percent for the first nine months of 2003. The decline of 106 basis points was largely attributable to a decline of 108 and 77 basis points, respectively, in the loan and investment yields. These declines were attributable to lower interest rates available for reinvested assets after existing assets matured or repriced, the negative effect on variable rate assets due to lower short-term interest rates and higher premium amortization on investment securities.

In comparison to the 106 basis point decline in our interest-earning asset yield, our cost of interest-bearing liabilities declined by only 67 basis points for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Consequently, our interest rate spread tightened 39 basis points to 3.59 percent for the nine months ended September 30, 2003. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less the interest rate spread) fell to 30 basis points for the nine months ended September 30, 2003 from 35 basis points for the same period in 2002. Despite the increase in “net free liabilities” of approximately $629 million, their benefit to our net interest margin declined as a result of the significant decline in the average yield on our interest-earning assets as discussed previously. Consequently, NCF’s net interest margin declined 44 basis points from 4.33 percent in the first nine months of 2002 to 3.89 percent in the first nine months of 2003.

Table 3

AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

Nine Months Ended September 30, 2003 and 2002

(Taxable Equivalent Basis - Dollars in Thousands) (1)

	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$12,823,971	578,173	6.03%	12,349,955	657,159	7.11
U.S. Treasury and agency obligations (3)	5,258,917	185,133	4.69	4,218,149	172,589	5.45
States and political subdivision obligations (3)	106,473	6,439	8.06	134,531	8,209	8.14
Other securities (3)	994,825	37,303	5.00	761,604	32,869	5.75
Trading securities	115,076	1,439	1.67	80,245	1,727	2.87
Time deposits in other banks	7,000	58	1.11	18,590	336	2.41
Federal funds sold and other short-term investments	102,782	794	1.03	30,024	468	2.08

Total earning assets	19,409,044	809,339	5.57	17,593,098	873,357	6.63

Non-earning assets:
Cash and due from banks	424,121			442,199
Bank owned life insurance	231,812			217,573
Investment in First Market Bank	29,365			25,425
Premises and equipment	270,491			243,245
Goodwill	1,080,869			1,051,179
Core deposit intangibles	213,119			271,507
All other assets, net	410,813			300,065

Total assets	$22,069,634			20,144,291

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,765,615	32,335.75%		5,625,867	51,534	1.28
Jumbo and brokered certificates of deposit	1,999,718	21,019	1.41	1,596,697	25,719	2.15
Time deposits	4,864,862	108,923	2.99	4,655,235	135,311	4.11

Total interest-bearing deposits	12,630,195	162,277	1.72	11,877,799	212,564	2.39
Short-term borrowed funds	1,416,728	13,685	1.29	1,096,987	13,354	1.63
FHLB advances	2,158,008	61,751	3.83	2,058,921	69,825	4.53
Trust preferred securities and long-term debt	297,902	6,329	2.84	281,928	7,365	3.52

Total interest-bearing liabilities	16,502,833	244,042	1.98	15,315,635	303,108	2.65

Other liabilities and stockholders’ equity:
Demand deposits	2,362,096			1,887,139
Other liabilities	493,610			399,749
Stockholders’ equity	2,711,095			2,541,768

Total liabilities and stockholders’ equity	$22,069,634			20,144,291

Net interest income and net interest margin (4)		565,297	3.89%		570,249	4.33

Interest rate spread (5)			3.59%			3.98

Tax equivalent adjustment		21,215			22,466

GAAP net interest income and net interest margin		$544,082	3.74%		547,783	4.16

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2003 and 2002.
(2)	The average loan balances include non-accruing loans. Gross loan fees of $9 million and $13 million for 2003 and 2002, respectively, are included in interest income.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

In late March 2003, we consummated a securitization transaction involving “one-to-four family” mortgages. The transaction was a private securitization with NCF retaining subordinated beneficial interests. NCF securitized $428 million of adjustable rate mortgages (ARMs) and $218 million of fixed rate mortgages. We retained all but approximately $90 million of the newly created securities. NCF will continue to service all the loans and will be compensated for its servicing responsibilities at market rates. Mortgage servicing rights of approximately $5 million were initially recorded as an asset in this transaction.

PROVISION FOR LOAN LOSSES The provision for loan losses during the first nine months of 2003 was $36 million compared to $25 million in the first nine months of 2002. Net loan charge-offs totaled $27 million in the nine months ended September 30, 2003 and $24 million in the nine months ended September 30, 2002 which represents .28 percent and .26 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans was 1.30 percent at September 30, 2003 and 1.28 percent at September 30, 2002. The current level of the allowance for loan losses provides a coverage level of 4.83 times annualized net charge-offs for the nine months ended September 30, 2003.

NONINTEREST INCOME AND EXPENSE Noninterest income, excluding investment securities transactions, increased from $274 million in the first nine months of 2002 to $395 million in the first nine months of 2003. Gains totaling $44 million were realized from the sales of NCF’s merchant processing portfolio and five banking branches during the third quarter of 2003. Service charges on deposit accounts increased $11 million from $116 million in the first nine months of 2002 to $127 million in the first nine months of 2003 due to higher volume of commercial accounts, the impact of lower interest rates in computing commercial service charges, increases in ATM and check card usage, and increases in overdraft fees primarily due to growth in consumer demand deposit accounts. Broker/dealer revenue and other commissions increased $21 million, from $53 million for the first nine months of 2002 to $74 million in the first nine months of 2003 due primarily to sales of fixed income securities to institutional customers and, to a lesser extent, improvements in our retail brokerage business. Mortgage banking income, which includes the results of BancMortgage acquired in December 2002, increased $41 million from $12 million in the nine months ended September 30, 2002 to $53 million in the same period of 2003, on over $6.3 billion of residential mortgage loan originations.

Noninterest expense increased $122 million to $578 million in the first nine months of 2003 from $456 million in the same period of 2002, due primarily to the $32 million in penalties on the early retirement of debt previously discussed, the $21 million charge related to the proposed settlement of a class action lawsuit against NCF’s First Mercantile business unit and the $14 million charge related to employment contract terminations as previously discussed. Noninterest expense for 2002 includes $5 million of conversion/merger expense related to the business combinations discussed in Note 1 to the financial statements. Personnel expenses increased $42 million in the first nine months of 2003 over the first nine months of 2002 primarily due to commissions paid for higher revenue in the mortgage and broker/dealer businesses, an increase in salaries, payroll taxes and insurance driven by higher overall headcount during 2003 compared to 2002, an increase in pension expense in 2003 and severance costs incurred in the third quarter of 2003. We had 5,458 full-time equivalent employees at September 30, 2003 compared to 5,490 at December 31, 2002 and 5,402 at September 30, 2002.

Occupancy and equipment expense increased $8 million in the first nine months of 2003 over the same period in 2002 due in large part to the previously discussed branch consolidation costs and our expanded Atlanta network. Other expenses increased $16 million in the first nine months of 2003 (see Note 8 to the Consolidated Financial Statements). Data processing expense increases were related to new technology platforms including implementation of imaging checks and statements and branch automation in addition to increases in Internet banking customers. Included within all other expense are increased FDIC insurance, courier expenses and ATM and debit card fees related to the expanded branch network.

Financial Condition and Capital Resources

Total assets have increased to $22.9 billion at September 30, 2003 from $21.5 billion at December 31, 2002 and $20.9 billion at September 30, 2002. Quarterly average assets increased to $22.7 billion for the third quarter of 2003 from $20.6 billion for the same quarter in 2002. The increase was attributable to the BancMortgage acquisition and Atlanta expansion, as well as growth in existing markets.

Our ratio of average equity to average assets has fallen from 12.62 percent as of September 30, 2002 to 12.28 percent as of September 30, 2003 due to the 9.6 percent increase in our average assets as well as the impact of our share repurchase program which decreased average equity. Our book value per share at September 30, 2003 was $13.33 compared to $12.83 at September 30, 2002. The effect of unrealized losses on investment securities available for sale, net of applicable tax expense, decreased stockholders’ equity by $42 million from December 31, 2002. As of September 30, 2003, unrealized net gains on investment securities available for sale, net of applicable tax expense, totaled $8 million and contributed $.04 per share to period-end book value.

On October 20, 2003, NCF’s Board of Directors declared a quarterly cash dividend of $.20 per common share payable January 2, 2004 to shareholders of record December 5, 2003. NCF’s Board of Directors announced approval in April 2003 of a stock repurchase program authorizing the repurchase of up to three million shares through December 31, 2003. Under the April 2003 repurchase authorization, 2,116,000 shares remain available for repurchase in the remainder of 2003. During the first nine months of 2003, approximately 1,474,000 shares were repurchased at an average cost of $21.86 per share.

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

Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. NCF and our banking subsidiaries continue to maintain higher capital ratios than required under regulatory guidelines and all of our banking subsidiaries were considered to be “well-capitalized” at September 30, 2003. Table 4 discloses NCF and NBC’s components of capital, risk-adjusted asset information and capital ratios at September 30, 2003.

Table 4

CAPITAL INFORMATION AND RATIOS

As of September 30, 2003

(Dollars in Thousands)

	NCF		NBC
In Thousands	Regulatory Minimum	Actual	Regulatory Minimum	Actual
Tier I capital	$627,207	1,694,293	621,209	1,571,344
Tier II capital:
Allowable loan loss reserve		172,186		171,719
Other		53		53

Total capital	$1,254,414	1,866,532	1,242,418	1,743,116

Risk-adjusted assets		$15,680,184		15,530,233
Average regulatory assets		21,363,244		21,259,906
Tier I capital ratio	4.00%	10.81	4.00%	10.12
Total capital ratio	8.00	11.90	8.00	11.22
Leverage ratio	3.00	7.93	3.00	7.39

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management feels that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at September 30, 2003 is presented in Table 5. At September 30, 2003, we had a cumulative “negative gap” (interest-sensitive liabilities, equity and interest rate swaps exceeded interest-sensitive assets) of $1.2 billion or 5.27 percent of total assets over a twelve-month horizon. This compares to a cumulative positive gap of $909 million or 4.23 percent of total assets over a twelve-month horizon at December 31, 2002. The ratio of assets to liabilities, equity and interest rate swaps was .9x at September 30, 2003 compared to 1.10x at December 31, 2002. Throughout the remainder of 2003, ALCO will manage interest rate sensitivity to a more neutral to slightly asset sensitive position by shortening the duration of assets and lengthening the duration of liabilities.

In June 2003, the Federal Reserve reduced the federal funds rate 25 basis points to 1 percent and NCF lowered its prime rate by the same amount to 4 percent. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 5, additional declines in interest rates could have a negative impact on our net interest margin during the fourth quarter and into 2004 until our interest-bearing liabilities reprice.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of August 31, 2003 and those results do not vary significantly from those that would have been obtained for an analysis as of September 30, 2003.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates, and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of August 31, 2003, and including the impact of the debt restructuring discussed earlier, a 100 basis point increase is projected to decrease net income 1.4 percent and a 100 basis point decrease is projected to decrease net income 3.3 percent. The model uses asymmetrical pricing assumptions with certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

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

Table 5

INTEREST SENSITIVITY ANALYSIS

(Dollars in Thousands)

	As of September 30, 2003 (1)
	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$290,012		—	—	290,012	—	290,012
Investment securities	697,529		440,210	859,417	1,997,156	4,705,729	6,702,885
Loans	6,538,262		970,051	953,353	8,461,666	4,800,714	13,262,380
Other assets	—		—	—	—	2,634,812	2,634,812

Total assets	7,525,803		1,410,261	1,812,770	10,748,834	12,141,255	22,890,089

Liabilities:
Noninterest DDA	223,364		446,728	—	670,092	2,002,417	2,672,509
Savings deposits	933,960		647,462	647,462	2,228,884	3,585,097	5,813,981
Time deposits	1,902,378		1,992,132	1,693,023	5,587,533	1,385,310	6,972,843
Short-term borrowed funds	1,481,172		—	150,000	1,631,172	10,000	1,641,172
Long-term debt	1,262,083		73,878	514	1,336,475	1,291,206	2,627,681
Other liabilities	—		—	—	—	432,500	432,500

Total liabilities	5,802,957		3,160,200	2,490,999	11,454,156	8,706,530	20,160,686
Total equity	—		—	—	—	2,729,403	2,729,403

Total liabilities and equity	5,802,957		3,160,200	2,490,999	11,454,156	11,435,933	22,890,089

Interest rate swaps:
Pay floating/receive fixed	300,000		200,000	—	500,000	(500,000)	—

Total interest rate swaps	300,000		200,000	—	500,000	(500,000)	—

Interest sensitivity gap	$1,422,846		(1,949,939)	(678,229)	(1,205,322)

Cumulative gap	$1,422,846		(527,093)	(1,205,322)

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.23	x	.94	.90

Cumulative gap to total assets	6.22%		(2.30)	(5.27)

COMPARATIVE INTEREST SENSITIVITY GAP

	As of December 31, 2002
Cumulative gap	$2,341,321		1,110,902	908,780

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.57	x	1.15	1.10

Cumulative gap to total assets	10.90%		5.17	4.23

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

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

Additionally, the FASB recently announced that it would require all companies to use a fair value-based method of accounting to recognize expense related to stock-based compensation beginning in 2005. The FASB is expected to issue final rules on stock option expensing during the second quarter of 2004.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The FASB recently postponed the applicability of FIN 46 to VIEs created before February 1, 2003 until issuance of the annual financial statements for the year ended December 31, 2003. For specified VIEs created after January 31, 2003, FIN 46 requires consolidation in NCF’s March 31, 2003 Form 10-Q. NCF does not anticipate a material impact on the consolidated financial statements from fully adopting the provisions of FIN 46.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003 provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts. NCF is evaluating the effects of SFAS No. 149, but currently does not expect that the standard will have a material effect on its consolidated financial statements.

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

Item 4. Controls and Procedures

(a). Evaluation of Disclosure Controls and Procedures

NCF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NCF’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. NCF also has an investment in an unconsolidated entity which is not under our control. Consequently, our disclosure controls and procedures with respect to such entity are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

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

A current report on Form 8-K dated July 17, 2003 was filed July 17, 2003 under Item 7 furnishing Financial Statements and Exhibits and Item 9 reporting Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION
Registrant

Date: November 13, 2003	/s/ JOHN M. PRESLEY
John M. Presley Chief Financial Officer