Form 10-K
period 2003-12-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2004-03-15
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $2 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2004 was $5,636,487,000. On March 1, 2004, there were 205,352,335 outstanding shares of the Registrant’s $2.00 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the 2003 Annual Report to Shareholders	Parts I, II and IV
Portions of the 2004 Proxy Statement	Part III

PART I.

Item 1.	BUSINESS

REGISTRANT

National Commerce Financial Corporation (“NCF”) is a registered bank holding company headquartered in Memphis, Tennessee. The terms “NCF”, “we” and “our” as used in this report refer to National Commerce Financial Corporation and its subsidiaries as a consolidated entity, except where it is made clear that it means only National Commerce Financial Corporation. We provide banking and other financial services through our banking and non-banking subsidiaries. We are the surviving corporation from the July 2000 merger of National Commerce Bancorporation with the former CCB Financial Corporation (“CCBF”), an $8.8 billion bank holding company at the time of the merger headquartered in Durham, North Carolina. At December 31, 2003, we had consolidated assets of $23 billion.

Our primary banking subsidiary is National Bank of Commerce (“NBC”). NBC is a nationally chartered bank headquartered in Memphis, Tennessee with its operations headquarters in Durham, North Carolina. In certain of our markets, NBC operates under the name Central Carolina Bank (“CCB”) and Wal-Mart Money Center powered by National Bank of Commerce (“Wal-Mart Money Center”). NBC offers commercial and retail banking, savings and trust services through 258 CCB offices located in North Carolina and South Carolina, 16 Wal-Mart Money Centers in Georgia and Tennessee, and 175 NBC offices located in Tennessee, Mississippi, Arkansas, Georgia, Virginia and West Virginia. In addition, NBC offers trust services through a subsidiary located in Florida. NBC had $22.8 billion in assets at December 31, 2003. NBC provides a full range of financial products including demand and time deposits; secured and unsecured commercial and consumer loans; safe deposit boxes; trust services for corporations, employee benefit plans and individuals; and certain insurance and securities brokerage services. We own all of the outstanding shares of NBC Bank, FSB, a $24 million federal savings bank that operates two branches in DeSoto County, Mississippi. We also own a 49 percent interest in First Market Bank, FSB (“First Market”). First Market had assets of $1 billion at December 31, 2003, is headquartered in Memphis, Tennessee and operates 30 branch offices in the Richmond, Virginia area. Additionally, we own all of the outstanding common stock of numerous non-bank subsidiaries that provide a variety of financial services. The principal assets of NCF are all of the outstanding shares of common stock of its subsidiaries. NCF’s principal sources of revenue are the interest income and dividends it receives from its banking subsidiaries.

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

NBC has 16 wholly owned non-bank subsidiaries, including: NCF Financial Services, Inc., a registered broker/dealer providing retail brokerage services; National Commerce Bank Services, Inc. (“NCBS”) a provider of retail banking consulting services to other financial institutions; J&S Leasing and Kenesaw Leasing, providers of equipment leasing; Salem Trust Company, a provider of institutional trust services in Florida; and NBC Insurance Services, Inc, a provider of life, property and casualty insurance and annuities. Additionally, NBC owns 80 percent of NBC Capital Markets Group, Inc. (“Capital Markets”), a registered broker/dealer providing retail and institutional brokerage services. NBC’s subsidiary BancMortgage, a mortgage originator acquired in 2002, was merged into NBC during 2003.

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

RISK FACTORS

The following risks are those we believe pose the greatest risk to our financial condition, operations and prospects:

Fluctuations in Interest Rates Could Adversely Affect Our Net Interest Income and Impact Funding Sources. A major element of our net income is our net interest income, which consists largely of the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We cannot predict fluctuations of market interest rates, which are affected by, among other things, changes in inflation rates, levels of business activity, unemployment levels, monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, money supply and domestic and foreign financial markets. Rapid changes in interest rates could have a material adverse effect on our funding costs and our net interest income and, consequently, our earnings per share. At the same time, continued low interest rates could continue to compress our net interest margin, which could negatively impact our earnings growth and earnings per share.

Competition With Other Providers of Financial Services Could Adversely Affect Our Profitability and Ability to Grow Core Businesses. Our markets are intensely competitive. Competition in loan and deposit pricing, as well as the entry of new competitors in our markets through, among other means, de novo expansion and acquisitions could have a material adverse effect on our operations in our existing markets. Moreover, we have expanded our operations into new markets, such as Atlanta, and will continue to look for additional expansion opportunities, in each case facing substantial competition from financial institutions with better-established infrastructure and presence in those markets. The Atlanta market is a large market with very strong competitors in the financial services industry, including large super-regional and national banks, investment banks, brokerage firms and insurance companies. Such competition could make it difficult for us to achieve our growth plans in the Atlanta market. Competition could have a material adverse effect on our net interest margin, our ability to recruit and retain associates in new and existing markets, our noninterest income and our ability to grow our banking and non-banking businesses at the same rate as we have historically grown. Moreover, the Gramm-Leach-Bliley Financial Modernization Act (the “Modernization Act”) enacted in 1999 permits bank holding companies to become financial holding companies (“FHC”) that may engage in a substantially broader range of nonbanking activities than was permissible prior to enactment. A bank holding company may become a FHC if it meets management, capital and Community Reinvestment Act (“CRA”) standards. We have not applied to become a FHC but may elect to do so in the future. The Modernization Act has removed many obstacles to bank holding companies entering other financial services businesses. Several larger bank holding companies could enter the transaction processing, asset management, securities brokerage and capital markets businesses in our markets, deploying capital resources that are significantly greater than ours. Such activities could adversely affect our banking and non-banking businesses and have a material adverse effect on our earnings.

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

The Modernization Act allows insurers and other financial services companies to acquire banks, removes various restrictions that applied to bank holding companies’ ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Modernization Act also modifies laws related to financial privacy and community reinvestment.

Adverse Changes in General Economic Conditions Could Result in Declines in Credit Quality. The economy in the United States continues to be sluggish and there is significant uncertainty about the economic future. If the recovery of the domestic economy continues to lag, we could experience a decline in credit quality, resulting in higher charge-offs and higher provisions for loan losses which would have a material adverse effect on our earnings. In addition, continued economic weakness could result in our having fewer opportunities to make loans, and we could have a decline in loan demand and resulting weakness in our largest source of revenue.

Unfavorable Political Conditions Including Acts or Threats of Terrorism Could Worsen General Economic Conditions in the Markets in Which We Operate. Various domestic or international military or terrorist activities or conflicts could adversely impact the domestic and international economy and, among other things, result in a reduced demand for credit or other financial services.

We are Subject to Significant Government Regulation Over Which We Have No Control. We are subject to regulation by federal banking agencies and authorities and the SEC. Changes in or new regulations could make it more costly for us to do business or could force changes to the way we do business, either of which could have a material adverse effect on earnings. We rely on dividends from our banking and non-bank subsidiaries as a primary source of funds to pay dividends to shareholders, cover debt obligations and for other corporate purposes. Federal banking law restricts the ability of our banking subsidiaries to pay dividends. Although we expect to continue receiving dividends from our banking subsidiaries sufficient to meet our current and anticipated cash needs, a decline in their profitability could result in restrictions on the payment of future dividends to us.

A variety of factors, including those described above, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the 2003 Annual Report incorporated herein by reference. We do not assume any obligation to update those forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. SOX is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, SOX establishes (i) new requirements for audit committees, including greater independence, expertise and responsibility, (ii) additional responsibilities for the accuracy of financial statements on the part of the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities law. During 2004, the most significant increase in our corporate expense related to SOX will result from documenting our internal controls surrounding financial reporting under Section 404 of SOX. Although we anticipate that we will incur additional expenses in complying with the provisions of SOX and the resulting regulations, we do not expect that such compliance will have a material impact on our results of operations or financial condition.

Additionally, the New York Stock Exchange (“NYSE”), on which our common stock is traded, has adopted enhanced corporate governance amendments to its listing standards. Each NYSE-listed company must have corporate governance guidelines and a code of business conduct and ethics for directors, officers and employees. Additionally, each NYSE-listed company must have (i) an audit committee, (ii) a nominating/corporate governance committee and (iii) a compensation committee consisting entirely of independent members. Each of these specified committees is required to have a written charter. Information regarding NCF’s corporate governance policies and committee charters is available on its website at www.ncfcorp.com.

SUPERVISION AND REGULATION

Bank holding companies and their subsidiaries are subject to extensive federal and state regulation. This regulatory framework is intended primarily to protect depositors and the federal deposit insurance funds and not security holders or other owners of the institutions. The following is a summary of the more significant regulations and statutes that affect us. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us may have a material effect on our businesses.

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

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines that require a minimum ratio of total capital to risk-weighted assets of 8 percent. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3 percent in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage capital ratio of at least 1 percent to 2 percent above the stated minimum.

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

Insurance Assessment

The FDIC insures the deposits of our subsidiary and affiliated banks up to regulatory limits. A majority of these deposits are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of these deposits (relating to the acquisitions of various savings associations) are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC.

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

The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the debt obligations issued by the Financing Corporation.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loan and securities holdings, constitutes the major portion of its earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board regulates the supply of money through various means, including open market dealings in United States government securities, setting the discount rate at which banks may borrow from the Federal Reserve Board, and setting the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on NCF and its subsidiaries cannot be predicted.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

All of our executive officers are elected or appointed by our board of directors to hold their offices at the pleasure of the board, subject to the terms of employment agreements that are filed or incorporated as Exhibits to this Annual Report. At March 1, 2004, our executive officers were as follows:

Name	Age	Office Held
William R. Reed, Jr.	57	President, Chief Executive Officer and Director
John M. Presley	43	Chief Financial Officer
J. Scott Edwards	58	Chief Credit Officer
Richard L. Furr	54	Chief Operating Officer
David T. Popwell	44	Executive Vice President
John J. Mistretta	48	Executive Vice President

These officers have served as our executive officers for more than five years except for the following:

Mr. Presley served as President and Chief Executive Officer of First Market prior to June 2003;

Messrs. Edwards and Furr served as Senior Executive Vice Presidents of CCBF prior to July 2000;

Mr. Popwell was elected Executive Vice President of NCF in August 1998. Prior to that time, he was an attorney with Baker, Donelson, Bearman and Caldwell for more than five years; and

Mr. Mistretta was elected to the NCF Executive Management Committee in June 2003. He served as CCBF’s Executive Vice President of Human Resources between August 1998 and July 2000.

EMPLOYEE RELATIONS

As of December 31, 2003, NCF and its subsidiaries employed 5,440 full-time equivalent employees. NCF and its subsidiaries are not parties to any collective bargaining agreements and employee relations are considered to be good.

Item 2.	PROPERTIES

Our principal executive offices are located in leased space at One Commerce Square, Memphis, Tennessee. NBC’s Customer Service Center is a leased building located in Durham, North Carolina. Our subsidiary banks operate 451 banking offices, approximately 291 of which are either leased buildings or leased property on which banking offices have been constructed. Our subsidiary banks have 521 ATM’s in operation. In addition, First Market operates 30 banking offices and 48 ATM’s. We also have leased locations for many of our non-banking operations.

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

NCF has settled a purported class action filed in December 2002 against NCF, its subsidiaries First Mercantile Trust Company (“First Mercantile”) and National Bank of Commerce, a subsidiary of First Mercantile, and two former officers of First Mercantile. The purported class action alleged, among other things, that fees collected by First Mercantile on investments held in common trust funds were improperly charged.

The settlement agreement has been approved by the federal court in Tennessee and all appeal periods have expired. The settlement agreement as approved by the court includes no admission of liability or wrongdoing by NCF or other defendants and, assuming all conditions are met, will fully resolve the lawsuit. Under the settlement, the plaintiff class will receive a total benefit with an estimated value of approximately $20 million, payable $12 million in cash and $8 million in future fee reductions. The majority of the cash portion of the settlement was paid in the fourth quarter of 2003. In addition, NCF received insurance settlement proceeds during the fourth quarter of 2003 which offset the higher than originally estimated settlement amounts as well as additional professional fees related to the litigation.

Additionally, a thrift institution acquired by CCB Financial Corporation and subsequently merged into CCB filed a claim against the United States of America in the Court of Federal Claims in 1995. The complaint seeks compensation for exclusion of supervisory goodwill from the calculation of regulatory capital requirements as a result of enactment of the Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). During the 1980’s, in order to induce healthy thrift institutions to buy troubled thrifts, regulatory agencies allowed the thrifts to count supervisory goodwill as regulatory capital on their balance sheets and amortize the purchase over several decades. Supervisory goodwill represented the difference between the purchase price and the actual value of an insolvent thrift’s tangible assets. However, when the FIRREA legislation was enacted in 1989, the acquiring thrifts were required to write-off their supervisory goodwill more rapidly, effectively wiping out a significant part of their regulatory capital. Over 100 lawsuits have been filed by the acquiring thrifts seeking compensation from the United States for the losses suffered from capital restrictions. The thrift institution’s supervisory goodwill arose from acquisitions in 1982. NCF continues to pursue this litigation. A preliminary trial date has been set for May 2004. The amount of recovery, if any, which could result if NCF were to prevail in its suit cannot be determined at this time. Legal expenses incurred in pursuit of the claim have not been significant.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 2003.

PART II.

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the New York Stock Exchange under the symbol NCF. The following table sets forth the high, low and closing sales prices and cash dividends declared per share for the indicated periods. As of March 1, 2004, we had 12,362 shareholders of record. On January 21, 2004, we declared a dividend of $.20 per share for payment on April 1, 2004 to shareholders of record as of March 5, 2004. Information set forth under the caption “Capital Resources” in MD&A of the 2003 Annual Report is incorporated herein by reference. In addition, Note 13 of the 2003 Annual Report is incorporated herein by reference. Information on NCF’s equity compensation plans included in Note 12 of the 2003 Annual Report is incorporated herein by reference.

	Prices			Cash Dividends Declared
	High	Low	Close
2003
First Quarter	$24.88	22.70	23.70	.17
Second Quarter	24.36	19.33	22.19	.17
Third Quarter	26.24	22.11	24.88	.20
Fourth Quarter	28.25	25.69	27.28	.20

2002
First Quarter	$27.51	23.72	27.28	.15
Second Quarter	29.05	24.46	25.96	.15
Third Quarter	27.88	20.99	24.88	.17
Fourth Quarter	25.82	21.05	23.85	.17

Item 6.	SELECTED FINANCIAL DATA

The information set forth in Table 1 of MD&A of the 2003 Annual Report is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in MD&A of the 2003 Annual Report is incorporated by reference herein in its entirety, and the “Report of Management Regarding Responsibility for Financial Statements” of the 2003 Annual Report is also incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the caption “Market Risk Management” in MD&A of the 2003 Annual Report is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information set forth in the 2003 Annual Report is incorporated herein by reference: the Consolidated Financial Statements and Notes to Consolidated Financial Statements of National Commerce Financial Corporation and Subsidiaries, together with the report thereon of KPMG LLP dated January 23, 2004 and the Quarterly Financial Data in Footnote 20 to the Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a).	Evaluation of Disclosure Controls and Procedures

NCF maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NCF’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. NCF also has an investment in an unconsolidated entity that is not under our control. Consequently, our disclosure controls and procedures with respect to such entity are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of NCF’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based

upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NCF’s disclosure controls and procedures are effective in timely alerting them to material information relating to NCF (including its consolidated subsidiaries) that is required to be included in our Exchange Act filings.

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

The information regarding directors and executive officers required by Item 10 is incorporated herein by reference to the 2004 Proxy Statement under the headings “Proposal I. Election of Directors” and “Report of the Audit Committee” or appears under the heading “Executive Officers of the Registrant” in Part I. of this Annual Report on Form 10-K.

The information regarding compliance with section 16(a) of the Exchange Act is incorporated herein by reference to the 2004 Proxy Statement under the heading “Corporate Governance” in the section entitled “Compliance with Section 16(a) of the Exchange Act”.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at www.ncfcorp.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the 2004 Proxy Statement under the headings “Compensation of Management and Other Information” and “Report of the Compensation Committee”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the 2004 Proxy Statement under the heading “Stock Ownership of Management and Principal Shareholders”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the 2004 Proxy Statement under the heading “Certain Transactions with Directors and Management”.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the 2004 Proxy Statement under the heading “Proposal II. Ratification of Independent Auditors”.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a. The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Accountants*

Consolidated Balance Sheet at December 31, 2003 and 2002*

Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001*

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001*

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001*

Notes to Consolidated Financial Statements*

*	Incorporated by reference from the 2003 Annual Report.

(2) Schedules:

All schedules are omitted because of the absence of the condition under which they are required or because the required information is included in the financial statements or related notes.

(3) Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 16 of this Annual Report on Form 10-K.

With the exception of the information expressly incorporated herein by reference, the 2003 Annual Report and the 2004 Proxy Statement are not to be deemed filed as part of this Annual Report on Form 10-K.

b. Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION

By	/s/ WILLIAM R. REED JR
William R. Reed Jr.
President and Chief Executive Officer

Date: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM R. REED JR. William R. Reed Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2004

/s/ JAMES B. BRAME JR. James B. Brame Jr.	Director	March 10, 2004

/s/ R. GRATTAN BROWN JR. R. Grattan Brown Jr.	Director	March 10, 2004

/s/ JOHN D. CANALE III John D. Canale III	Director	March 10, 2004

/s/ JAMES H. DAUGHDRILL JR. James H. Daughdrill Jr.	Director	March 10, 2004

/s/ THOMAS C. FARNSWORTH JR. Thomas C. Farnsworth Jr.	Director	March 10, 2004

/s/ BLAKE P. GARRETT JR. Blake P. Garrett Jr.	Director	March 10, 2004

/s/ THOMAS M. GARROTT Thomas M. Garrott	Director, Chairman of Executive Committee	March 10, 2004

/s/ C. DAN JOYNER C. Dan Joyner	Director	March 10, 2004

/s/ W. NEELY MALLORY JR. W. Neely Mallory Jr.	Director	March 10, 2004

/s/ EUGENE J. MCDONALD Eugene J. McDonald	Chairman of the Board	March 10, 2004

/s/ PHILLIP H. MCNEILL SR Phillip H. McNeill Sr.	Director	March 10, 2004

Signature	Title	Date
Eric B. Munson	Director	March , 2004

J. Bradbury Reed	Director	March , 2004

/s/ DAVID E. SHI Dr. David E. Shi	Director	March 10, 2004

/s/ PHAIL WYNN JR Dr. Phail Wynn Jr.	Director	March 10, 2004

/s/ JOHN M. PRESLEY John M. Presley	Chief Financial Officer (Principal Financial Officer)	March 10, 2004

/s/ RICHARD W. EDWARDS Richard W. Edwards	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2004

EXHIBIT INDEX

Exhibit No.
(3)	Articles of Incorporation and Bylaws.

	1.	Articles of Amendment to Registrant’s Amended and Restated Charter are incorporated by reference from Exhibit 3.1 to the Registrant’s Form S-3/A dated July 9, 2001.	*

	2.	Amended and Restated Charter of Registrant is incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K dated July 11, 2000.	*

	3.	Bylaws of Registrant as amended are incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.	*

(4)	Instruments defining the rights of security holders, including indentures.

	1.	Specimen Stock Certificate of Registrant is incorporated herein by reference from Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.	*

	2.	Form of indenture dated November 1, 1993 between CCB Financial Corporation and Bank of New York as successor to Wachovia Bank of North Carolina, N.A., Trustee, pursuant to which Registrant’s Subordinated Notes are issued and held is incorporated herein by reference from Exhibit 4.2 of the CCB Registration Statement No. 33-50793 on Form S-3 (File No. 001-11989).	*

	3.	Certificate of Trust of National Commerce Capital Trust II is incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1/1 filed on December 5, 2001.

(10)	Material contracts.

	1.	Form of Promissory Notes of NBC payable to The Mallory Partners is incorporated herein by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-6094).	*

	2.	First Amendment to Amended and Restated Employment Agreement dated March 18, 2002 by and between Registrant and Thomas M. Garrott.	*

	3.	Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between Registrant and Thomas M. Garrott is incorporated by reference from Exhibit 10.2 to the Registrant’s Form S-1/1 filed on December 5, 2001.	*

	4.	Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between Registrant and William R. Reed, Jr. is incorporated by reference from Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	5.	Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between Registrant and Richard L. Furr is incorporated by reference from Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	6.	Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between Registrant and J. Scott Edwards is incorporated by reference from Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	7.	Employment Agreement entered into as of March 17, 2000, effective as of July 5, 2000, by and between Registrant and David T. Popwell is incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	8.	Employment Agreement entered into as of July 1, 2004 by and between Registrant and John M. Presley.	10

Exhibit No.
	9.	Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and William R. Reed is incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	10.	Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and Richard L. Furr is incorporated by reference from Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	11.	Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and J. Scott Edwards is incorporated by reference from Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	12.	Change of Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and David T. Popwell is incorporated by reference from Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	13.	2003 Stock and Incentive Plan of the Registrant is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders (File No. 001-16607).	*

	14.	1990 Stock Plan of the Registrant is incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for the 1990 Annual Meeting of Shareholders (File No. 0-6094).	*

	15.	Piedmont Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 10.II.A to Piedmont’s Form 10-K for the fiscal year ended June 30, 1996 (File No. 001-14070).	*

	16.	1993 Incentive Stock Option Plan is incorporated by reference to Exhibit 28 to the Registration Statement No. 33-61270 on Form S-8 of CCB Financial Corporation (“CCB”)(File No. 001-11989).	*

	17.	Salem Trust Bank 1986 Incentive Stock Option Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 333-22031 on Form S-8 (File No. 001-11989).	*

	18.	1995 Directors Performance Plan of American Federal Bank, FSB is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 333-34231 on Form S-8 (File No. 001-11989).	*

	19.	1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB is incorporated by reference to Exhibit 99 of CCB’s Registration Statement No. 33-53599 on Form S-8, as amended by Amendment No. 1 to the 1993 Nonstatutory Stock Option Plan for CCB Savings Bank of Lenoir, Inc., SSB (incorporated by reference to Exhibit 10(G) of CCB’s Annual Report on Form 10-K for the year ended December 31, 1993)(File No. 001-11989).	*

	20.	1993 Nonstatutory Stock Option Plan for Graham Savings Bank, Inc., SSB is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-53595 on Form S-8 (File No. 001-11989).	*

	21.	Security Capital Bancorp Omnibus Stock Ownership and Long Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-61791 on Form S-8 (File No. 001-11989).	*

	22.	Long-Term Incentive Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 33-54645 on Form S-8 (File No. 001-11989).	*

	23.	American Federal Bank, FSB Amended and Restated 1988 Stock Option and Incentive Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 333-34207 on Form S-8 (File No. 001-11989).	*

	24.	Stone Street Bancorp, Inc. Stock Option Plan is incorporated by reference to Exhibit 99 to CCB’s Registration Statement No. 333-9158 on Form S-8 (File No. 001-11989).	*

	25.	1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit A to the Registrant’s Proxy Statement for the 1997 Annual Meeting of Shareholders.	*

Exhibit No.
	26.	Amendment Number One to the 1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	*

	27.	Amendment Number Two to the 1994 Stock Plan of the Registrant, as amended and restated effective as of November 1, 1996, is incorporated by reference from Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

	28.	Resolution authorizing Pension Restoration Plan is incorporated by reference from Exhibit 10(c)(7) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-6094).	*

	29.	National Commerce Financial Corporation Deferred Compensation Plan effective January 1, 1999, is incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.	*

	30.	Long-Term Incentive Plan is incorporated by reference to Exhibit 99 of Registrant’s Registration Statement No. 333-66116 on Form S-8 (File No. 0-6094).	*

	31.	SouthBanc Shares, Inc. 1998 Stock Option Plan is incorporated by reference to Exhibit A to SouthBanc’s Proxy Statement filed December 23, 1998 (File No. 000-23751).	*

	32.	SouthBanc Shares, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit A to SouthBanc’s Proxy Statement filed December 14, 2000 (File No. 000-23751).	*

	33.	Equity Investment Plan is incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement No. 333-110983 on Form S-8 (File No. 0-6094).	*

	34.	Stock Option Gain Deferral and Former NCB Deferred Compensation Plan is incorporated by reference from Exhibit 4.4 to the Registrant’s Registration Statement No. 333-110984 on Form S-8 (File No. 0-6094).	*

(13)	2003 Annual Report to Shareholders. This exhibit contains only those portions of the 2003 Annual Report that are incorporated by reference herein.		13

(14)	Code of Ethics of Registrant.		14

(21)	Subsidiaries of Registrant.

	A listing of the direct and indirect subsidiaries of Registrant.		21

(23)	Consents of experts and counsel.		23

(31)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Certification by Chief Executive Officer		31.1

	Certification by Chief Financial Officer		31.2

(32)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		32

	Proxy Statement for Annual Meeting of Shareholders to be held on April 28, 2004.		Not Required to be re-filed

*	Previously filed