Form 10-Q
period 2004-03-31
NATIONAL COMMERCE FINANCIAL CORP
filed 2004-05-10
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2004

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

Common Stock, $2 Par Value	204,037,335
(Class of Stock)	(Shares outstanding as of May 6, 2004)

National Commerce Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

	(Unaudited)
In Thousands Except Share Data	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$458,494	558,313
Time deposits in other banks	4,552	64,174
Federal funds sold and other short-term investments	164,818	129,722
Investment securities:
Available for sale (amortized cost of $4,833,717 and $5,220,555)	4,858,421	5,238,429
Held to maturity (market values of $1,377,976 and $1,375,484)	1,358,756	1,380,571
Trading account securities	257,338	280,649
Loans held for sale	277,778	215,132
Loans	13,418,567	13,034,948
Less allowance for loan losses	173,384	170,452

Net loans	13,245,183	12,864,496

Bank owned life insurance	244,842	241,481
Investment in First Market Bank, FSB	33,811	32,527
Premises and equipment	261,699	266,401
Goodwill	1,090,117	1,085,565
Core deposit intangibles	158,800	172,658
Other assets	623,913	486,798

Total assets	$23,038,522	23,016,916

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,705,354	2,602,026
Savings, NOW and money market accounts	5,871,488	5,878,002
Jumbo and brokered certificates of deposits	2,321,673	2,206,736
Time deposits	4,892,453	4,862,823

Total deposits	15,790,968	15,549,587
Short-term borrowed funds	1,671,568	1,671,908
Federal Home Loan Bank advances	1,875,893	2,301,191
Long-term debt	279,973	277,996
Other liabilities	621,181	435,048

Total liabilities	20,239,583	20,235,730

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 203,911,127 and 205,136,649 shares issued	407,822	410,273
Additional paid-in capital	1,700,765	1,738,157
Retained earnings	676,622	627,406
Accumulated other comprehensive income	13,730	5,350

Total stockholders’ equity	2,798,939	2,781,186

Total liabilities and stockholders’ equity	$23,038,522	23,016,916

Commitments and contingencies (note 11)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
In Thousands Except Per Share Data	2004	2003
INTEREST INCOME
Interest and fees on loans	$182,982	197,669
Interest and dividends on investment securities:
U.S. Treasury	174	282
U.S. Government agencies and corporations	56,705	55,682
States and political subdivisions (primarily tax-exempt)	1,269	1,510
Equity and other securities	16,690	7,470
Interest and dividends on trading account securities	1,925	575
Interest on time deposits in other banks	408	25
Interest on federal funds sold and other short-term investments	374	163

Total interest income	260,527	263,376

INTEREST EXPENSE
Deposits	47,759	57,288
Short-term borrowed funds	4,565	4,368
Federal Home Loan Bank advances	15,602	22,118
Trust preferred securities and long-term debt	1,530	2,160

Total interest expense	69,456	85,934

Net interest income	191,071	177,442
Provision for loan losses	12,088	7,684

Net interest income after provision for loan losses	178,983	169,758

OTHER INCOME
Service charges on deposit accounts	41,026	41,250
Other service charges and fees	8,437	9,341
Broker/dealer revenue	25,762	21,081
Asset management	16,498	12,382
Mortgage banking income	7,383	9,654
Equity earnings from First Market Bank, FSB	1,285	926
Other	8,584	7,642
Gain (loss) on branch sale	45	(145)
Investment securities gains, net	10,918	2,464

Total other income	119,938	104,595

OTHER EXPENSE
Personnel	79,121	77,453
Net occupancy	13,407	12,904
Equipment	7,233	7,405
Core deposit intangibles amortization	13,639	16,284
Other	50,326	46,404
First Mercantile litigation	—	19,654

Total other expenses	163,726	180,104

Income before income taxes	135,195	94,249
Income taxes	44,951	30,159

Net income	$90,244	64,090

EARNINGS PER COMMON SHARE
Basic	$.44	.31
Diluted	.44	.31
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	204,978,998	205,270,721
Diluted	207,082,844	206,755,698

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(Unaudited)

In Thousands Except Share Data	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comp. Income	Total Stockholders’ Equity
Balance January 1, 2003	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432

Net income	—	—	—	64,090	—	64,090

Restricted stock transactions, net	1,568	3	606	—	—	609

Options exercised, net of shares tendered	213,009	427	2,566	—	—	2,993

Shares repurchased and retired	(589,800)	(1,180)	(12,800)	—	—	(13,980)

Cash dividends ($.17 per share)	—	—	—	(34,948)	—	(34,948)

Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(742)	(742)

Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	(3,926)	(3,926)

Other transactions, net	(23,394)	(47)	(467)	—	—	(514)

Balance, March 31, 2003	205,009,566	$410,019	1,743,146	496,783	46,066	2,696,014

Balance, January 1, 2004	205,136,649	$410,273	1,738,157	627,406	5,350	2,781,186

Net income	—	—	—	90,244	—	90,244

Restricted stock transactions, net	29,200	58	120	—	—	178

Options exercised, net of shares tendered	560,215	1,121	10,859	—	—	11,980

Shares repurchased and retired	(1,886,806)	(3,774)	(49,471)	—	—	(53,245)

Cash dividends ($.20 per share)	—	—	—	(41,028)	—	(41,028)

Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(113)	(113)

Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	4,104	4,104

Change in unrealized loss on hedging instruments, net of applicable income taxes	—	—	—	—	4,389	4,389

Other transactions, net	71,869	144	1,100	—	—	1,244

Balance, March 31, 2004	203,911,127	$407,822	1,700,765	676,622	13,730	2,798,939

See accompanying notes to the consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

In Thousands	2004	2003
OPERATING ACTIVITIES
Net income	$90,244	64,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	25,185	31,008
Provision for loan losses	12,088	7,684
Net gain on sales of investment securities	(10,918)	(2,464)
Deferred income taxes	(930)	(577)
Origination of loans held for sale	(1,078,347)	(1,092,821)
Sales of loans held for sale	1,022,181	1,119,583
Tax benefit from exercise of stock options	1,931	765
Changes in:
Trading account securities	23,311	36,112
Other assets	(137,730)	(50,400)
Other liabilities	187,447	60,776
Other operating activities, net	(6,267)	(3,622)

Net cash provided by operating activities	128,195	170,134

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	22,288	81,613
Sales of investment securities available for sale	867,025	478,779
Maturities and issuer calls of investment securities available for sale	324,620	713,276
Purchases of:
Investment securities held to maturity	(247)	(416,237)
Investment securities available for sale	(795,936)	(1,116,513)
Premises and equipment	(2,583)	(23,851)
Net originations of loans	(401,872)	(49,220)
Net cash paid on branch sales	(15,818)	(1,327)

Net cash used by investing activities	(2,523)	(333,480)

FINANCING ACTIVITIES
Net increase in deposit accounts	259,754	433,853
Net decrease in short-term borrowed funds	(340)	(101,659)
Net decrease in Federal Home Loan Bank advances	(425,173)	(154,857)
Issuances of common stock from exercise of stock options, net	10,145	2,274
Purchase and retirement of common stock	(53,245)	(13,980)
Other equity transactions, net	(130)	(53)
Cash dividends paid	(41,028)	(34,948)

Net cash provided (used) by financing activities	(250,017)	130,630

Net decrease in cash and cash equivalents	(124,345)	(32,716)
Cash and cash equivalents at beginning of period (December 31)	752,209	602,757

Cash and cash equivalents at end of period	$627,864	570,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$68,484	85,516

Income taxes paid during the period	$25,309	2,377

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

EARNINGS PER SHARE Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

COMPREHENSIVE INCOME Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the three months ended March 31, 2004 and 2003 and accumulated other comprehensive income as of March 31, 2004, December 31, 2003 and March 31, 2003 are comprised of unrealized gains and losses on investment securities available for sale, unrealized gains and losses on cash flow hedges and adjustments of minimum pension liability.

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

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation expense was measured under the fair value based method according to Statement No. 123, “Accounting for Stock-based Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the three-months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income for future periods.

		Three Months Ended March 31,
In Thousands Except Per Share Data		2004	2003
Net income	As reported	$90,244	64,090
	Pro forma	88,143	61,813
Basic EPS	As reported	.44	.31
	Pro forma	.43	.30
Diluted EPS	As reported	.44	.31
	Pro forma	.43	.30

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of March 31, 2004 and December 31, 2003. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

In Thousands	2004	2003
Commercial	$3,935,130	3,820,585
Construction and commercial real estate	3,765,122	3,723,336
Mortgage	970,923	933,057
Consumer	4,531,275	4,342,695
Revolving credit	85,718	84,534
Lease financing	130,399	130,741

Total loans	$13,418,567	13,034,948

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the three months ended March 31, 2004 and 2003:

In Thousands	2004	2003
Balance at beginning of period	$170,452	163,424
Charge-offs:
Commercial	(1,600)	(1,441)
Construction and commercial real estate	—	(141)
Secured by real estate	(1,022)	(727)
Consumer	(6,565)	(5,977)
Revolving credit	(1,109)	(941)
Lease financing	(405)	(53)

Total charge-offs	(10,701)	(9,280)
Recoveries:
Commercial	219	273
Construction and commercial real estate	1	7
Secured by real estate	50	26
Consumer	967	931
Revolving credit	234	322
Lease financing	74	37

Total recoveries	1,545	1,596

Net charge-offs	(9,156)	(7,684)
Provision for loan losses	12,088	7,684
Changes from sales	—	(582)

Balance at end of period	$173,384	162,842

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of March 31, 2004, December 31, 2003 and March 31, 2003:

In Thousands	March 2004	December 2003	March 2003
Nonaccrual loans	$34,725	30,689	32,838
Foreclosed real estate	23,225	28,196	22,981

Nonperforming loans and foreclosed real estate	57,950	58,885	55,819
Other repossessed assets	6,108	4,638	11,962

Nonperforming assets	$64,058	63,523	67,781

Accruing loans 90 days or more past due	$65,275	64,457	56,384

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and three months ended March 31, 2004 for NCF’s business segments are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total
Balance as of January 1, 2003	$1,042,146	34,972	1,077,118
Other goodwill adjustments	6,039	—	6,039
Goodwill acquired during the year	2,408	—	2,408

Balance as of December 31, 2003	1,050,593	34,972	1,085,565
Goodwill acquired during the period	—	4,552	4,552

Balance as of March 31, 2004	$1,050,593	39,524	1,090,117

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Three Months Ended March 31, 2004		Year Ended December 31, 2003
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$401,712	(242,912)	402,225	(229,567)

Aggregate amortization expense for the period	13,639		61,356

Estimated annual amortization expense:
For year ended 12/31/04	50,897
For year ended 12/31/05	41,296
For year ended 12/31/06	32,033
For year ended 12/31/07	23,137
For year ended 12/31/08	14,516

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the three months ended March 31, 2004 and 2003:

	2004			2003
In Thousands	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during holding period	$17,775	(7,066)	10,709	(4,020)	1,585	(2,435)
Reclassification adjustment for gains realized in net income	(10,918)	4,313	(6,605)	(2,464)	973	(1,491)
Minimum pension liability:
Adjustment to minimum pension liability	(188)	75	(113)	(1,237)	495	(742)
Unrealized losses on cash flow hedging instruments:
Unrealized losses arising during holding period	7,315	(2,926)	4,389	—	—	—

Other comprehensive (income) loss	$13,984	(5,604)	8,380	(7,721)	3,053	(4,668)
Net income			90,244			64,090

Comprehensive income			$98,624			59,422

(7) FHLB ADVANCES

Overnight FHLB borrowings, included in “short-term borrowed funds” on the Consolidated Balance Sheet, totaled $180 million at March 31, 2004.

Maturities of FHLB advances for each of the years ending December 31 are as follows:

In Thousands	Range of Rates	Total Maturities
2004	1.06% to 7.65%	$812,385
2005	1.82% to 5.68%	2,335
2006	4.44% to 4.44%	25,205
2007	7.00% to 7.00%	285
2008	2.00% to 5.94%	204,565
Thereafter	2.17% to 6.39%	831,118

Total	1.06% to 7.65%	$1,875,893

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) EMPLOYEE BENEFITS

The following tables disclose the components of the net periodic benefit costs and the assumptions used in computing those costs for the three months ended March 31, 2004 and 2003 for NCF’s pension and other benefit plans:

	Pension Plan		Other Plans
In Thousands	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$1,688	1,467	112	91
Interest cost	2,164	2,173	444	402
Expected return on plan assets	(3,352)	(2,814)	—	—
Transition obligation amortization	—	—	5	5
Amortization of prior service cost	(26)	(26)	14	3
Amortization of net loss	396	564	275	184
FAS88 settlement loss	—	—	100	99

Net expense	$870	1,364	950	784

Assumptions:
Discount rate	6.00%	6.75	6.00	6.75
Expected long-term return on assets	8.50	8.50	—	—
Rate of compensation increase	3.50	3.50	—	—
Initial health care trend rate	—	—	9.00	9.00
Ultimate trend rate	—	—	5.00	5.00
Year ultimate trend rate is reached	—	—	2012	2011

(9) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three months ended March 31, 2004 and 2003. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended March 31,
In Thousands Except Per Share Data	2004	2003
Basic EPS
Average common shares	204,979	205,271
Net income	$90,244	64,090
Earnings per share	.44	.31

Diluted EPS
Average common shares	204,979	205,271
Average dilutive common shares	2,104	1,485

Adjusted average common shares	207,083	206,756
Net income	$90,244	64,090
Earnings per share	.44	.31

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other expense” on the Consolidated Statement of Income for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
In Thousands	2004	2003
Legal and professional fees	$13,298	8,145
Telecommunications	4,132	4,508
Data processing	6,590	5,245
Marketing	3,029	2,518
Printing and office supplies	3,116	3,314
Postage and freight	2,365	2,780
All other	17,796	19,894

Total other expense	$50,326	46,404

(11) CONTINGENCIES

Certain legal claims have arisen in the normal course of business in which NCF and certain of its Subsidiary Banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF’s financial position or results of operations.

(12) SEGMENT INFORMATION

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

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) SEGMENT INFORMATION (Continued)

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Quarter ended March 31, 2004:
Net interest income (TE)	$190,886	7,002	—	197,888
Provision for loan losses	(12,088)	—	—	(12,088)
Gain (loss) on branch sale	45	—	—	45
Noninterest income	68,789	53,068	(1,964)	119,893
Intangibles amortization	(13,639)	—	—	(13,639)
Noninterest expense	(111,756)	(40,295)	1,964	(150,087)

Income before income taxes (TE)	122,237	19,775	—	142,012
Income taxes	44,056	7,712	—	51,768

Net income	$78,181	12,063	—	90,244

Average assets	$22,105,456	1,038,608	—	23,144,064

Quarter ended March 31, 2003:
Net interest income (TE)	$179,167	5,215	—	184,382
Provision for loan losses	(7,684)	—	—	(7,684)
Gain (loss) on branch sale	(145)	—	—	(145)
Noninterest income	61,601	44,757	(1,618)	104,740
Intangibles amortization	(16,284)	—	—	(16,284)
First Mercantile litigation	—	(19,654)	—	(19,654)
Noninterest expense	(111,053)	(34,731)	1,618	(144,166)

Income before income taxes (TE)	105,602	(4,413)	—	101,189
Income taxes	38,820	(1,721)	—	37,099

Net income	$66,782	(2,692)	—	64,090

Average assets	$20,578,077	714,365	—	21,292,442

(13) SUBSEQUENT EVENT

On May 9, 2004, NCF announced that it had signed a definitive merger agreement with SunTrust Banks, Inc. The merger, which is subject to approval by regulatory authorities and by shareholders of both companies, is expected to close in the fourth quarter of 2004. Under the terms of the definitive merger agreement, which has been approved by both boards of directors, NCF shareholders will have the right, subject to proration, to elect to receive cash or SunTrust common stock, in either case having a value equal to $8.625 plus .3713 SunTrust shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly owned subsidiaries on a consolidated basis for the three months ended March 31, 2004 and 2003. NCF is a registered bank holding company that provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2003 Annual Report on Form 10-K.

The following discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as “expects,” “plans,” “estimates,” “projects,” “objectives” and “goals” and similar expressions are intended to identify these forward-looking statements. We caution readers that such forward-looking statements are necessarily estimates based on management’s judgment, and obtaining the estimated results is subject to a number of risks and uncertainties. Such risks are discussed below. A variety of factors, including those described below, could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in this report. We do not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.

The following risks are those we believe to pose the greatest risk to our financial condition, operations and prospects: fluctuations in interest rates could adversely affect our net interest income and impact funding sources; competition with other providers of financial services could adversely affect our profitability and ability to grow core businesses; adverse changes in general economic conditions could result in declines in credit quality with resulting higher charge-offs, in the value of the collateral that secure our loans and in loan demand, our largest source of revenue; unfavorable political conditions including acts or threats of terrorism and actions taken by governments in response to terrorism; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission; and management’s ability to manage these and other risks.

We are a registered bank holding company headquartered in Memphis, Tennessee. We provide banking and other financial services through our banking and non-banking subsidiaries. We are the surviving corporation from the July 2000 merger of National Commerce Bancorporation with CCB Financial Corporation. Our banking subsidiaries are National Bank of Commerce (“NBC”) and NBC Bank, FSB. In certain of our markets, NBC operates under the trade names of “Central Carolina Bank” and “Wal-Mart Money Center by National Bank of Commerce.” We also are a 49 percent owner of First Market Bank, FSB. First Market operates 30 branch offices in the Richmond, Virginia area. Additionally, we own all of the outstanding common stock of numerous non-bank subsidiaries that provide a variety of financial services.

PERFORMANCE OVERVIEW - THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Management focuses on five key financial performance drivers in managing our operations and planning for the future. These performance drivers are: net interest margin, revenue growth, efficiency ratio, asset quality, and de novo expansion. Our discussion and analysis of operating results is structured in the context of these key drivers.

During the first quarter of 2004, with respect to our key drivers, we experienced:

•	Continued compression of our net interest margin due primarily to interest rates remaining at historically low levels;

•	A seven percent increase in noninterest income, excluding investment securities gains, over first quarter 2003 despite an industry-wide decline in mortgage banking activity;

•	Improvement in our operating cash efficiency ratio to 48.08 percent for first quarter 2004 compared to 50.29 percent for the same period in 2003;

•	A six percent decline in nonperforming assets compared to one year ago; and

•	Continued de novo expansion in Atlanta and through our co-branding relationship with Wal-Mart.

Net income for the three months ended March 31, 2004 totaled $90 million compared to 2003’s $64 million. Basic and diluted net income per share were $.44 in first quarter 2004 and $.31 in the first quarter of 2003. Annualized returns on average assets and stockholders’ equity were 1.57 percent and 13.04 percent, respectively, for the three months ended March 31, 2004 compared to 1.22 percent and 9.64 percent, respectively, for the three months ended March 31, 2003.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States (“GAAP”) which require that we make estimates and assumptions (see Note 1 to the Consolidated Financial Statements) that affect the amounts reported in those financial statements. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements. In particular, we have identified accounting for loan losses, accounting for the fair value of tangible and intangible assets and accounting for income taxes as the more material items in our financial statements that involve complex accounting estimates and principles and a greater degree of judgment than required for most of our accounting entries. We refer you to our 2003 Annual Report for a more complete summary of our critical accounting policies. In each case, we have identified the variables most important in the estimation process. Management used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and impact net income.

Determining our allowance for loan losses inherently entails our making estimates based on future events and involves a large degree of judgment and subjective analysis. The allowance for loan losses is discussed more fully in the section following under the heading “Provision for Loan Losses.”

As of March 31, 2004, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $159 million (see Note 5 to the Consolidated Financial Statements). Mortgage servicing rights totaled $17 million at March 31, 2004. Intangible assets subject to amortization will be reviewed for impairment in accordance with GAAP. Goodwill and intangible assets not subject to amortization are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

We employ certain tax structures to reduce our tax rate below the statutory rates of the federal and individual state governments. Our estimate of tax expense considers the risk that certain income may be taxed or certain deductions may be disallowed. In the event that tax authorities disagree with our treatment of revenues and expenses, we could incur additional tax expense from prior periods and in the future. Various states have been more aggressively pursuing income taxes due to their budget shortfalls. In addition, states have considered legislation that could impact our state tax expense.

DISCUSSION AND ANALYSIS OF KEY DRIVERS

Net Interest Margin

Net interest margin is one of the key drivers as net interest income is our principal source of earnings. Volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds impact net interest income.

The net interest margin for the first quarter of 2004 declined 12 basis points to 3.86 percent from 3.98 percent in the first quarter of 2003. This decline is attributable to lower prepayment penalty and origination fees as well as decreased fixed rate loan yields due to prepayments/maturities. New loan production continues to be predominately at lower, variable rates. Currently, more than half of our loans are at variable rates which would improve our net interest margin in the short-term if rates rise. See Table 1 for an analysis of our net interest margin.

Interest-earning Assets and Interest-bearing Liabilities To combat recession fears and slowdowns in the economy, the Federal Reserve has decreased the target federal funds rate during the past three years. Since the beginning of 2001, the Federal Reserve has decreased the target federal funds rate by a total of 550 basis points, with the most recent decrease being 25 basis points in June 2003. We do not anticipate any further decreases by the Federal Reserve in 2004 and believe that the Federal Reserve is likely to increase rates later in 2004, perhaps as soon as the end of the second quarter.

Each time the Federal Reserve decreased the target federal funds rate, our banking subsidiaries lowered their prime lending rate to keep pace with the changes in funding costs. The prime rates charged by our banking subsidiaries were 4.00 percent at March 31, 2004 and 4.25 percent at March 31, 2003. Our yield on interest-earning assets has fallen due to these interest rate changes and the lower-reinvestment rates available as loans repaid. Additionally, accelerated prepayments of our investments in mortgage-backed securities and collateralized mortgage obligations resulted in increased amortization of premiums on those investments that negatively impacted our yield on earning assets. We did not expand our investment securities portfolio during the first quarter of 2004 due to unattractive market rates. During first quarter of 2004, the increase in interest income from higher volumes of interest-earning assets was more than offset by the decrease in interest income from lower rates earned on those assets.

Corresponding with the falling yields on interest-earning assets, the rates paid on our interest-bearing liabilities have decreased when repriced. Additionally, the long-term debt restructuring undertaken in 2003 decreased our cost of funds. Increases in interest expense due to higher volumes of interest-bearing liabilities were more than offset by decreased interest expense due to lower rates paid on those liabilities. We remain optimistic that a rise in rates will increase net interest income due to the slightly asset sensitive position of the balance sheet and the relatively low current value of noninterest-bearing deposits. Overall, our net interest income increased by $34 million in first quarter of 2004 due to variances in volume from average outstandings in first quarter of 2003 and decreased $20 million due to variances in rates in effect during first quarter 2004 compared to 2003.

Our “net free liabilities” (noninterest-bearing liabilities and equity) impact our net interest margin as they provide a free source of funding our asset growth. We focused our sales efforts on increasing noninterest-bearing deposits during 2003 with a resulting increase of $374 million in average noninterest-bearing deposits at March 31, 2004 compared to March 31, 2003. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less interest rate spread) fell to 25 basis points for the three months ended March 31, 2004 from 31 basis points for the three months ended March 31, 2003. Despite the increase in our “net free liabilities” of approximately $572 million, the contribution of net free liabilities to our net interest margin declined as a result of the 63 basis point decline in the average yield on our interest-earning assets as discussed previously.

Table 1. Average Balances and Net Interest Income Analysis

	Three Months Ended March 31,
	2004			2003
In Thousands (1) – Taxable Equivalent Basis	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$13,451,587	184,637	5.52%	12,789,028	199,861	6.32
U.S. Treasury and agency obligations (3)	5,253,008	60,903	4.64	4,975,088	59,887	4.82
States and political subdivision obligations (3)	89,600	1,876	8.38	114,474	2,253	7.87
Other securities (3)	1,299,803	17,212	5.30	617,142	7,537	4.89
Trading securities	259,602	1,934	2.98	87,496	586	2.68
Time deposits in other banks	38,023	408	4.31	9,575	25	1.06
Federal funds sold and other short-term investments	178,951	374.84		51,187	167	1.33

Total earning assets	20,570,574	267,344	5.22	18,643,990	270,316	5.85

Non-earning assets:
Cash and due from banks	431,289			398,564
Bank owned life insurance	243,306			228,214
Investment in First Market Bank	32,946			28,353
Premises and equipment	265,599			258,614
Goodwill	1,087,115			1,077,121
Core deposit intangibles	165,967			229,044
All other assets, net	347,268			428,542

Total assets	$23,144,064			21,292,442

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,816,757	8,990.62%		5,684,696	11,957.85
Jumbo and brokered certificates of deposit	2,290,967	6,416	1.13	1,796,198	7,189	1.62
Time deposits	4,913,286	32,353	2.65	4,909,848	38,142	3.15

Total interest-bearing deposits	13,021,010	47,759	1.48	12,390,742	57,288	1.88
Short-term borrowed funds	1,697,317	4,565	1.08	1,249,458	4,368	1.40
FHLB advances	2,351,862	15,602	2.67	2,056,896	22,118	4.36
Trust preferred securities and long-term debt	278,344	1,530	2.20	296,745	2,160	2.95

Total interest-bearing liabilities	17,348,533	69,456	1.61	15,993,841	85,934	2.18

Other liabilities and stockholders’ equity:
Demand deposits	2,514,792			2,140,299
Other liabilities	497,784			462,456
Stockholders’ equity	2,782,955			2,695,846

Total liabilities and stockholders’ equity	$23,144,064			21,292,442

Net interest income and net interest margin (4)		$197,888	3.86%		184,382	3.98

Interest rate spread (5)			3.61%			3.67

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2004 and 2003. A reconciliation of taxable equivalent interest income to GAAP interest income is provided below:

In Thousands	2004	2003
Taxable equivalent interest income	$267,344	270,316
Less taxable equivalent adjustment for:
Loans	1,655	2,192
Investment securities	5,153	4,733
Trading account securities	9	11
Federal funds sold and other short-term investments	—	4

GAAP interest income	$260,527	263,376

(2)	The average loan balances include non-accruing loans. The average loan balances include nonaccrual loans and loans available for sale.
(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.
(4)	Net interest margin is computed by dividing net interest income by total earning assets.
(5)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Interest Rate Risk Management We manage the interest rate sensitive components of our balance sheet with a view toward achieving consistent net income increases in spite of fluctuations in net interest margin caused by changing interest rates. Interest sensitivity is our primary market risk and is defined as the risk of economic loss resulting from changes in interest rates that negatively impact net interest income. Responsibility for managing interest rate, market and liquidity risks rests with our Asset/Liability Management Committee (“ALCO”). ALCO reviews interest rate and liquidity exposures and, based on its view of existing and expected market conditions, adopts balance sheet strategies that are intended to optimize net interest income to the extent possible while minimizing the risk associated with changes in interest rates.

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

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management believes that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at March 31, 2004 is presented in Table 2. At March 31, 2004, we had a cumulative “positive gap” (interest-sensitive assets exceeded interest-sensitive liabilities, equity and interest rate swaps) of $972 million or 4.22 percent of total assets over a twelve-month horizon. This compares to a cumulative “negative gap” of $821 million or 3.57 percent of total assets over a twelve-month horizon at December 31, 2003. The ratio of assets to liabilities, equity and interest rate swaps was 1.09x at March 31, 2004 compared to .93x at December 31, 2003. ALCO decided that a change in our gap position was prudent due to its expectation that short-term interest rates may rise slightly during 2004. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 2, additional declines in interest rates could have a negative impact on our net interest margin until our interest-bearing liabilities reprice.

Table 2. Interest Sensitivity Analysis

	As of March 31, 2004 (1)
In Thousands	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$426,708		—	—	426,708	—	426,708
Investment securities	770,944		1,083,046	718,904	2,572,894	3,644,283	6,217,177
Loans	6,900,592		1,137,827	1,163,964	9,202,383	4,493,962	13,696,345
Other assets	—		—	—	—	2,698,292	2,698,292

Total assets	8,098,244		2,220,873	1,882,868	12,201,985	10,836,537	23,038,522

Liabilities:
Noninterest DDA	225,454		450,907	—	676,361	2,028,993	2,705,354
Savings deposits	887,928		584,452	584,452	2,056,832	3,814,656	5,871,488
Time deposits	1,921,040		2,421,237	1,103,216	5,445,493	1,768,633	7,214,126
Short-term borrowed funds	1,312,170		349,414	9,984	1,671,568	—	1,671,568
Long-term debt	854,023		407	498	854,928	1,300,938	2,155,866
Other liabilities	—		—	—	—	621,181	621,181

Total liabilities	5,200,615		3,806,417	1,698,150	10,705,182	9,534,401	20,239,583
Total equity	—		—	—	—	2,798,939	2,798,939

Total liabilities and equity	5,200,615		3,806,417	1,698,150	10,705,182	12,333,340	23,038,522

Interest rate swaps:
Pay floating/receive fixed	300,000		225,000	—	525,000	(525,000)	—

Total interest rate swaps	300,000		225,000	—	525,000	(525,000)	—

Interest sensitivity gap	$2,597,629		(1,810,544)	184,718	971,803

Cumulative gap	$2,597,629		787,085	971,803

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.47	x	1.08	1.09

Cumulative gap to total assets	11.28%		3.42	4.22

Comparative Interest Sensitivity Gap

	As of December 31, 2003
In Thousands	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Cumulative gap	$1,634,139		(326,487)	(821,082)

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.26	x	.97	.93

Cumulative gap to total assets	7.10%		(1.42)	(3.57)

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of February 29, 2004 and those results do not vary significantly from those that would have been obtained for an analysis as of March 31, 2004.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of February 29, 2004, a 100 basis point increase is projected to decrease net income .3 percent and a 100 basis point decrease is projected to decrease net income 3.6 percent. The model uses asymmetrical pricing assumptions with respect to certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

As of March 31, 2004, management believes that NCF is positioned to avoid material negative changes in net income resulting from future changes in interest rates. Management continues to target a relatively neutral position relative to future interest rate increases in the event that interest rates increase in 2004. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed- and variable-rate products.

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

Revenue Growth

Revenue growth is our second identified driver. Revenue consists of net interest income, discussed above, and noninterest income. Growth in noninterest income is, and will continue to be, a significant factor in determining our financial success. Noninterest income as a percentage of total revenues (taxable equivalent basis) grew to 37.7 percent in first quarter 2004 compared to first quarter 2003’s 35.2 percent. Excluding net investment securities gains and gains on branch sales, the percentages would be 34.3 percent and 34.4 percent, respectively. The largest increases in noninterest income in first quarter 2004 were broker/dealer revenues and asset management fees.

Service charges on deposit accounts are our largest single category of noninterest income. Despite our higher volume of deposit accounts, service charge revenue was negatively impacted over the last 12 months by the Wal-Mart interchange settlement, by commercial deposit customers maintaining higher deposit balances as interest rates on overnight sweep opportunities are not as attractive, by commercial customers processing more electronic and less paper transactions, by the rollout of our free Internet bill pay, and by the continued conversion by our retail customers of fee-paying checking accounts to no-fee products. Additionally, first quarter historically results in seasonally lower consumer banking fees; we are encouraged the service charge revenue came back strongly in March 2004. We review our deposit products and service charge structure periodically to ensure that we are competitive with the marketplace. We anticipate growth in deposit service charge income as we emphasize transaction account deposit growth.

Our mortgage banking income declined in first quarter 2004 to $7 million from $10 million in first quarter 2003. The mortgage industry experienced unprecedented levels of refinancings during the first three quarters of 2003 due to the lowest mortgage rates in many years; mortgage activity slowed significantly in the latter part of 2003 and 2004 activity is expected to be significantly below 2003 levels. For approximately the last year and a half, we retained the servicing rights on newly originated, conforming loans eligible for sale in the secondary market. In second quarter 2004, we anticipate selling servicing on loans with outstanding principal balances of $1.1 billion as of March 31, 2004. Gains, if any, realized on mortgage servicing sales will be dependent on market rates in effect at the time of sale. Loans originated by the Atlanta mortgage-originator acquired in late 2002 continue to be sold on a flow basis.

Broker/dealer revenues were up $5 million in first quarter 2004 to $26 million from first quarter 2003 due primarily to sales of trust preferred securities to institutional customers. We anticipate selling another pool of trust preferred securities during the second quarter. We expect broker/dealer revenues in 2004 to be lower than 2003’s. Changes in interest rate levels or equity markets could significantly impact these revenues.

In 2002, we began to extend our wealth management programs throughout our NCF footprint with the goal of synchronizing private banking, trust, brokerage and our First Mercantile retirement plan products to provide complete wealth management solutions. In response to those efforts, asset management fees have risen steadily over the past five quarters. First Mercantile continues to market their retirement plan products to other financial providers and we anticipate a strong year in 2004.

The sale of our merchant processing operations in late 2003 was the primary cause of the decrease in other service charges and fees for the first quarter 2004 compared to the same quarter in 2003.

In the first quarter of 2004, we recognized $11 million of investment securities gains. The market rates in effect presented us with the opportunity to take some of the gains in the investment portfolio and, with our expectation that rates might rise in 2004, we determined that it was in our best interest to sell investments from the available for sale portfolio. We do not anticipate significant securities sales during the remainder of 2004.

Efficiency

Management looks to our efficiency ratio as a key indicator of how well we manage the noninterest cost of operating our diverse institution. NCF’s effort to improve operational efficiency remains a top initiative. The first wave of recommendations from the previously announced project to improve internal performance will be implemented in the second quarter and revenue enhancement/expense control benefits should gradually increase through the fourth quarter of this year. First quarter 2004 included an expense of $2.4 million for outside consulting services related to this initiative.

NCF’s first quarter operating cash efficiency ratio, defined as cash operating noninterest expense divided by operating revenues, has improved 221 basis points from first quarter 2003 despite our significant de novo expansion in the Atlanta metropolitan area. During this time operating revenues rose 7.0 percent while cash operating noninterest expense rose only 2.3 percent. The first quarter 2004 operating cash efficiency ratio increased 80 basis points from fourth quarter 2003 primarily due to lower net interest income, annual salary increases adopted in the first quarter, seasonally higher FICA and employee benefits, and the addition of eight new branches. We expect the current revenue/expense initiatives to provide significant leverage as much of the anticipated lift in revenue is not expected to require an offsetting rise in expense.

Table 3 presents efficiency ratios for the first quarter 2004, fourth quarter 2003 and first quarter 2003. Included within Table 3 is our efficiency ratio computed on a cash operating basis. Management uses a cash operating efficiency ratio as a key performance indicator rather a ratio computed using GAAP measures. Accordingly, our cash operating efficiency ratio is a non-GAAP financial measure that is reconciled to the most comparable GAAP measure in the table below. Management believes that certain noninterest expenses included in the GAAP measure are not fairly indicative of the on-going cost to operate our business. For example, gains or losses on investment securities are not considered part of our core earnings. Core deposit intangible amortization is a noninterest expense related to an intangible asset that was recorded due to the accounting basis of certain acquisitions. Accordingly, such items have been excluded in computing our cash operating efficiency ratio. Our goal for 2004 is to maintain an operating cash efficiency ratio of less than 48 percent.

Table 3. Efficiency Ratios

	Three Months Ended
In Thousands	March 2004	December 2003	March 2003
Noninterest expense	$163,726	162,236	180,104

Net interest income (TE) (1)	$197,888	202,391	184,382
Noninterest income	119,938	111,705	104,595

Total revenues	$317,826	314,096	288,977

Efficiency ratio (TE)	51.51%	51.65	62.32

Noninterest expense	$163,726	162,236	180,104
Less:
Core deposit intangible and goodwill amortization	(13,639)	(14,337)	(16,284)
First Mercantile litigation	—	—	(19,654)
Employment contract terminations	—	(987)	—
Other items (2)	(2,543)	(1,021)	—

Cash operating noninterest expense	$147,544	145,891	144,166

Net interest income (TE) (1)	$197,888	202,391	184,382
Noninterest income	119,938	111,705	104,595
Less:
(Gain) loss on branch sales	(45)	(2,200)	145
Investment securities (gains) losses	(10,918)	(3,338)	(2,464)

Operating revenues	$306,863	308,558	286,658

Cash operating efficiency ratio (TE)	48.08%	47.28	50.29

(1)	The taxable equivalent adjustment to net interest income is computed using a 35% federal tax rate and applicable state tax rates.
(2)	Comprised of expenses related to consulting project, severance and branch closures.

Core deposit intangible amortization expense decreased $3 million in first quarter of 2004 from first quarter of 2003. This decrease is consistent with the accelerated amortization method we use. During 2003, core deposit intangibles were reduced by $3 million in connection with deposits sold in branch sales. We anticipate 2004’s core deposit intangible amortization will be approximately $51 million.

Asset Quality

Nonperforming Loans and Nonperforming Assets Nonperforming loans and nonperforming assets have experienced moderate improvement over the last four quarters. During 2003, we charged-off $11 million of known problem loans within our aircraft portfolio and do not expect any future significant losses in this portfolio. The ratio of nonperforming loans to loans outstanding was .26 percent at March 31, 2004 compared to .24 percent at December 31, 2003 and .28 percent at March 31, 2003. At March 31, 2004, total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $64 million or .48 percent of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $64 million or .49 percent at December 31, 2003 and $68 million or .57 percent at March 31, 2003.

Allowance for Loan Losses Management considers determination of the amount of the allowance for loan losses to be a critical accounting estimate and performs periodic analysis of the loan portfolio to determine its appropriateness. The overall allowance analysis considers the results of the loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk of loss not captured in the reviews and assessments of pools of loans. Management responsible for credit and financial matters performs the assessment and determines the amount of the allowance for loan losses.

As discussed in our 2003 Annual Report on Form 10-K, we refined our risk scoring system in late 2002 to better align our risk definitions with regulatory requirements but had not completed the re-evaluation of loss factors assigned to each credit category as of December 31, 2002. The loss factors used in our allowance allocation model were re-evaluated in the first quarter of 2003 based upon the modified loan classification system. The re-evaluation of our risk factors included historical data, including loss levels and resulted in decreased loss factors utilized in allocating our allowance. Consequently, our unallocated allowance increased. Although the allocation of the allowance is an important management process, no portion of the allowance is restricted to any individual or group of loans; rather the entire allowance is available to absorb losses for the entire loan portfolio.

The unallocated allowance for loan losses increased to $51 million at March 31, 2004 compared to $50 million at December 31, 2003 and $45 million at March 31, 2003. We believe the level of unallocated reserve is appropriate given that the economy has not yet experienced consistent trends in economic recovery indicators, we have higher levels of nonperforming loans than experienced one year ago, there is the possibility of rising interest rates placing increased debt service requirements on borrowers and the levels of unallocated allowance we have historically maintained.

Table 4 summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended March 31, 2004.

Table 4. Indicators of Portfolio Quality and Allowance for Loan Losses

	2004		2003	2003	2003	2003
In Thousands	First Quarter		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Loans outstanding (1)	$13,418,567		13,034,948	12,897,774	12,411,446	11,881,973
Ratio of allowance for loan losses to loans outstanding	1.29%		1.31	1.34	1.35	1.37
Average loans outstanding for the period (1)	$13,239,512		12,992,875	12,736,334	12,220,225	12,373,824
Ratio of annualized net charge-offs to average loans for the period	.28%		.43	.31	.29	.25
Ratio of recoveries to charge-offs for the period	14.44		14.48	11.80	14.23	17.20
Ratio of nonperforming loans to:
Loans outstanding	.26		.24	.28	.27	.28
Total assets	.15		.13	.16	.15	.15
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.48		.49	.52	.53	.57
Total assets	.28		.28	.29	.29	.31
Allowance for loan losses to total nonperforming loans	4.99	x	5.55	4.79	4.94	4.96

(1)	Excluding loans held for sale.

The provision for loan losses during the first quarter of 2004 was $12 million compared to $8 million in the first quarter of 2003. Net loan charge-offs totaled $9 million in the first quarter of 2004 and $8 million in the first quarter of 2003, representing .28 percent and .25 percent (annualized) net charge-offs to average loans for the respective periods. The allowance for loan losses as a percent of total loans, excluding loans held for sale, was 1.29 percent at March 31, 2004 and 1.37 percent at March 31, 2004.

Net annualized chargeoffs were .28 percent of average loans in the first quarter of 2004 compared to .25 percent in the first quarter of 2003. We continue to target a range of .25 percent to .30 percent for the full year of 2004. The allowance at March 31, 2004 provides for a coverage level of 4.71 times the current quarter’s annualized net charge-offs and 4.99 times nonperforming loans.

Management considers many quantitative ratios and factors in its ultimate determination of the allowance for loan losses including: coverage ratio, the level of nonperforming loans and past due loans, the level of unallocated reserve and our loan mix. Qualitative factors considered include considerations of overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions in the geographical areas and industries in which we do business.

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

De Novo Expansion

NCF continues to focus its efforts on de novo expansion opportunities with emphasis on its newest markets: Asheville, Savannah, Atlanta, and Wal-Mart Money Centers. In April 2004, NCF announced that it has entered into a master lease agreement with Wal-Mart Stores, Inc. to expand its existing relationship by adding approximately 70 new branches in stores throughout Florida and Georgia, with plans for additional branches under discussion. The agreement provides NCF with its initial entry into Florida, a market which complements NCF’s existing geographic footprint in the Southeast United States. The planned branches will be concentrated primarily in Jacksonville, Orlando, and Tampa/St. Petersburg with the first branch under this agreement expected to open in the third quarter of 2004, with the remainder to follow through 2005. These planned branches could result in immaterial short-term earnings drag.

Each of the de novo expansion initiatives experienced another strong quarter of strong growth with Asheville and Savannah (acquired from Wachovia), Atlanta, and the pilot Wal-Mart Money Centers experiencing double-digit end-of-period loan growth, a pace faster than NCF as a whole.

Table 5 provides information regarding loan and deposit growth for our de novo markets.

Table 5. De Novo Loans and Deposits

In Thousands	March 31, 2004	December 31, 2003	March 31, 2003
Loans:
Asheville and Savannah	$399,065	380,151	276,570
Atlanta	335,304	281,372	91,102
Wal-Mart Money Center	78,008	71,028	48,131

Total	$812,377	732,551	415,803

Deposits:
Asheville and Savannah	$648,224	644,207	611,017
Atlanta	555,857	487,070	348,354
Wal-Mart Money Center	497,244	469,667	383,628

Total	$1,701,325	1,600,944	1,342,999

In Atlanta, five new traditional locations were opened in the first quarter of 2004, six are planned for the second quarter and three additional Kroger locations are planned to be added by year-end. This will complete the opening of the traditional branches previously acquired from Wachovia and bring the year-end planned branch total to 52. In addition to the significant growth of new customers, we anticipate that the Atlanta branches will begin to experience significant operating leverage. With much of the investment behind us, every effort is being made to increase the number of high-value households as well as to improve the number of services per household.

During the quarter, three additional Wal-Mart Money Center pilot locations were added, increasing their total to 19. The co-branded Wal-Mart pilot program began in October 2003 and we are encouraged by the results and look forward to expanding the relationship. El Banco, our Hispanic banking partner, now operates four locations in the Atlanta metropolitan area and plans to open six additional locations by year end.

Within existing markets, NCF now has the first right of refusal for branch opportunities within Harris Teeter supermarkets in the Charlotte metropolitan area. Harris Teeter, Inc., headquartered in Charlotte, has 23 percent market share and will provide the first in-store locations in Charlotte supporting the 40 traditional locations we currently operate. The first two locations opened in mid-April 2004 and additional locations will be evaluated as they become available.

CAPITAL RESOURCES AND REGULATORY CAPITAL

Capital Resources Our ratio of average equity to average assets has fallen from 12.66 percent as of March 31, 2003 to 12.02 percent as of March 31, 2004 due to the increase in our average assets and the impact of our share repurchase program discussed below. Our book value per share at March 31, 2004 was $13.73 compared to $13.15 at March 31, 2003. The effect of unrealized losses on investment securities available for sale, net of applicable tax expense, increased stockholders’ equity by $4 million from December 31, 2003. As of March 31, 2004, unrealized net gains on investment securities available for sale, net of applicable tax expense, totaled $15 million and contributed $.07 per share to period-end book value.

NCF’s Board of Directors announced approval in January 2004 of a stock repurchase program authorizing the repurchase of up to three million shares through December 31, 2004. In April 2004 the Board of Directors announced approval of a stock repurchase program authorizing the repurchase of an additional three million shares through December 31, 2004, in addition to the stock repurchase program announced in January. However, with the announcement of our pending merger with SunTrust, there may be limited repurchase opportunities prior to consummation of that merger. As of March 31, 2004, approximately 1,113,000 shares remain available for repurchase in the remainder of 2004 from the January 2004 stock repurchase program.

Table 6. Stock Repurchases During the Quarter

	Shares Repurchased	Average Price per share
January 2004	245,000	$28.23
February 2004	452,900	28.28
March 2004	1,188,906	28.19

Total for the quarter	1,886,806	28.22

On April 28, 2004, NCF’s Board of Directors declared a quarterly cash dividend of $.20 per common share payable July 1, 2004 to shareholders of record June 4, 2004.

Regulatory Capital Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines requiring a minimum leverage ratio relative to average total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3 percent if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4 percent for Tier I capital and 8 percent for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. Each continues to maintain higher capital ratios than required under regulatory guidelines and all were considered to be “well-capitalized” as of March 31, 2004. Table 7 discloses our components of capital, risk-adjusted asset information and capital ratios.

Table 7. Capital Information and Ratios

	As of March 31, 2004
	NCF		NBC
In Thousands	Regulatory Minimum	Actual	Regulatory Minimum	Actual
Tier I capital	$655,429	1,778,990	648,841	1,595,132
Tier II capital:
Allowable loan loss reserve		173,384		172,972
Other		864		864

Total capital	$1,310,857	1,953,238	1,297,683	1,768,968

Risk-adjusted assets		16,385,713		16,221,032
Average regulatory assets		21,875,647		21,653,095
Tier I capital ratio	4.00%	10.86	4.00	9.83
Total capital ratio	8.00	11.92	8.00	10.91
Leverage ratio	3.00	8.13	3.00	7.37

OTHER ACCOUNTING MATTERS

In December 2003, the FASB revised Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. NCF adopted the provisions of this Statement as of December 31, 2003; see Note 8 for the interim pension and other postretirement benefit disclosures.

On March 9, 2004, the SEC staff issued a Staff Accounting Bulletin that require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. NCF enters into such commitments with customers in connection with residential mortgage loan applications and at March 31, 2004 had approximately $159 million in notional amount of these commitments outstanding. This guidance requires NCF to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold; however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. NCF is currently assessing the impact of this guidance on its results of operations and financial position. In the quarter of adoption, there will likely be an immaterial one-time negative impact to mortgage banking revenue.

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

Management believes that there have been no other significant changes in market risk as disclosed in NCF’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits

10	Employment Agreement dated January 1, 2004 by and between Registrant and John J. Mistretta.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Reports on Form 8-K

A current report on Form 8-K dated January 15, 2004 was filed January 16, 2004 under Item 7 furnishing Financial Statements and Exhibits and Item 12 reporting Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION Registrant

Date: May 10, 2004	/s/ JOHN M. PRESLEY
John M. Presley
Chief Financial Officer