Form 10-Q
period 2004-06-30
NATIONAL COMMERCE FINANCIAL CORP
filed 2004-08-09
CIK 101844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2 Par Value	205,282,726
(Class of Stock)	(Shares outstanding as of August 4, 2004)

National Commerce Financial Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

	(Unaudited)
In Thousands Except Share Data	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$568,360	558,313
Time deposits in other banks	7,803	64,174
Federal funds sold and other short-term investments	267,182	129,722
Investment securities:
Available for sale (amortized cost of $5,217,931 and $5,220,555)	5,116,531	5,238,429
Held to maturity (fair values of $1,113,177 and $1,375,484)	1,140,777	1,380,571
Trading account securities, at fair value	245,913	280,649
Loans held for sale	334,156	215,132
Loans	14,191,270	13,034,948
Less allowance for loan losses	178,438	170,452

Net loans	14,012,832	12,864,496

Bank owned life insurance	349,473	241,481
Investment in First Market Bank, FSB	35,214	32,527
Premises and equipment, net	245,279	266,401
Goodwill, net	1,090,101	1,085,565
Core deposit intangibles, net	145,899	172,658
Other assets	484,597	486,798

Total assets	$24,044,117	23,016,916

LIABILITIES
Deposits:
Demand (noninterest-bearing)	$2,862,746	2,602,026
Savings, NOW and money market accounts	5,804,172	5,878,002
Jumbo and brokered certificates of deposits	2,464,471	2,206,736
Time deposits	4,883,076	4,862,823

Total deposits	16,014,465	15,549,587
Short-term borrowed funds	1,708,305	1,671,908
Federal Home Loan Bank advances	2,875,720	2,301,191
Long-term debt	285,158	277,996
Other liabilities	378,357	435,048

Total liabilities	21,262,005	20,235,730

STOCKHOLDERS’ EQUITY
Serial preferred stock. Authorized 5,000,000 shares; none issued	—	—
Common stock, $2 par value. Authorized 400,000,000 shares; 205,003,949 and 205,136,649 shares issued, respectively	410,008	410,273
Additional paid-in capital	1,722,205	1,738,157
Retained earnings	720,633	627,406
Accumulated other comprehensive income, net	(70,734)	5,350

Total stockholders’ equity	2,782,112	2,781,186

Total liabilities and stockholders’ equity	$24,044,117	23,016,916

Commitments and contingencies (note 11)

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands Except Per Share Data	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$189,282	188,099	372,264	385,768
Interest and dividends on investment securities:
U.S. Treasury	132	274	306	556
U.S. Government agencies and corporations	51,619	58,118	108,324	113,800
States and political subdivisions (primarily tax-exempt)	1,293	1,453	2,562	2,963
Equity and other securities	18,304	15,875	34,994	23,345
Interest and dividends on trading account securities	2,248	421	4,173	996
Interest on time deposits in other banks	9	17	417	42
Interest on federal funds sold and other short-term investments	646	336	1,020	499

Total interest income	263,533	264,593	524,060	527,969

INTEREST EXPENSE
Deposits	47,110	55,184	94,869	112,472
Short-term borrowed funds	4,924	4,698	9,489	9,066
Federal Home Loan Bank advances	15,968	21,397	31,570	43,515
Trust preferred securities and long-term debt	1,545	2,133	3,075	4,293

Total interest expense	69,547	83,412	139,003	169,346

Net interest income	193,986	181,181	385,057	358,623
Provision for loan losses	12,845	13,376	24,933	21,060

Net interest income after provision for loan losses	181,141	167,805	360,124	337,563

OTHER INCOME
Service charges on deposit accounts	44,973	43,500	85,999	84,750
Other service charges and fees	9,467	9,721	17,904	19,062
Broker/dealer revenue	26,711	28,152	52,473	49,233
Asset management	15,986	13,356	32,484	25,738
Mortgage banking income	13,459	11,458	20,842	21,112
Equity earnings from First Market Bank, FSB	1,402	1,071	2,687	1,997
Other	11,470	7,700	20,054	15,342
Gain (loss) on branch sales	714	—	759	(145)
Investment securities gains, net	66	2,460	10,984	4,924

Total other income	124,248	117,418	244,186	222,013

OTHER EXPENSE
Personnel	77,807	77,483	156,928	154,936
Net occupancy	13,413	13,292	26,820	26,196
Equipment	7,194	7,992	14,427	15,397
Core deposit intangibles amortization	12,901	15,673	26,540	31,957
Other	55,052	51,341	105,378	97,745
Merger-related expenses	8,290	—	8,290	—
First Mercantile litigation	—	1,041	—	20,695
Employment contract terminations	—	14,108	—	14,108
Debt retirement/prepayment gains	—	(326)	—	(326)

Total other expenses	174,657	180,604	338,383	360,708

Income before income taxes	130,732	104,619	265,927	198,868
Income taxes	45,641	33,112	90,592	63,271

Net income	$85,091	71,507	175,335	135,597

EARNINGS PER COMMON SHARE
Basic	$.42	.35	.86	.66
Diluted	.41	.35	.85	.66
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	204,340	204,629	204,660	204,948
Diluted	206,737	205,701	206,910	206,225

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

(Unaudited)

In Thousands Except Share Data	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Other Comp. Income	Total Stockholders’ Equity
Balance January 1, 2003	205,408,183	$410,816	1,753,241	467,641	50,734	2,682,432
Net income	—	—	—	135,597	—	135,597
Restricted stock transactions, net	1,693	3	1,258	—	—	1,261
Options exercised, net of shares tendered	472,596	947	5,607	—	—	6,554
Shares repurchased and retired	(1,474,300)	(2,949)	(29,272)	—	—	(32,221)
Cash dividends ($.34 per share)	—	—	—	(69,776)	—	(69,776)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(742)	(742)
Change in unrealized gains on investment securities available for sale, net of applicable income taxes	—	—	—	—	(1,955)	(1,955)
Unrealized loss on cash flow hedges, net of applicable income taxes	—	—	—	—	(201)	(201)
Other transactions, net	(23,394)	(47)	(467)	—	—	(514)

Balance, June 30, 2003	204,384,778	$408,770	1,730,367	533,462	47,836	2,720,435

Balance, January 1, 2004	205,136,649	$410,273	1,738,157	627,406	5,350	2,781,186
Net income	—	—	—	175,335	—	175,335
Restricted stock transactions, net	37,200	74	297	—	—	371
Options exercised, net of shares tendered	2,128,005	4,257	45,328	—	—	49,585
Shares repurchased and retired	(2,408,906)	(4,818)	(62,532)	—	—	(67,350)
Cash dividends ($.40 per share)	—	—	—	(82,108)	—	(82,108)
Change in minimum pension liability, net of applicable income taxes	—	—	—	—	(113)	(113)
Change in unrealized losses on investment securities available for sale, net of applicable income taxes	—	—	—	—	(72,735)	(72,735)
Change in unrealized loss on hedging instruments, net of applicable income taxes	—	—	—	—	(3,236)	(3,236)
Other transactions, net	111,001	222	955	—	—	1,177

Balance, June 30, 2004	205,003,949	$410,008	1,722,205	720,633	(70,734)	2,782,112

See accompanying notes to the consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

In Thousands	2004	2003
OPERATING ACTIVITIES
Net income	$175,335	135,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	48,324	62,433
Provision for loan losses	24,933	21,060
Net gain on sales of investment securities	(10,984)	(4,924)
Net gain on sales of loans held for sale	(18,241)	(4,157)
Deferred income taxes	(889)	(82)
Origination of loans held for sale	(2,407,640)	(3,593,274)
Sales of loans held for sale	2,306,857	3,528,746
Gain on debt retirement/prepayment penalties	—	(326)
Tax benefit from exercise of stock options	8,504	1,731
Changes in:
Trading account securities	34,736	11,031
Other assets	(103,357)	(81,566)
Other liabilities	(4,627)	40,355
Other operating activities, net	211	(215)

Net cash provided by operating activities	53,162	116,409

INVESTING ACTIVITIES
Proceeds from:
Maturities and issuer calls of investment securities held to maturity	244,339	305,806
Sales of investment securities available for sale	934,956	1,373,732
Maturities and issuer calls of investment securities available for sale	787,232	849,895
Purchases of:
Investment securities held to maturity	(4,084)	(788,776)
Investment securities available for sale	(1,712,181)	(2,160,777)
Premises and equipment	6,421	(32,190)
Net originations of loans	(1,190,136)	(596,469)
Net cash paid on branch sales	(24,875)	(1,327)

Net cash used by investing activities	(958,328)	(1,050,106)

FINANCING ACTIVITIES
Net increase in deposit accounts	495,757	954,191
Net increase in short-term borrowed funds	36,397	12,661
Net increase in Federal Home Loan Bank advances	574,778	168,047
Decrease in long-term debt	(2,134)	(4,997)
Issuances of common stock from exercise of stock options, net	41,404	4,899
Purchase and retirement of common stock	(67,350)	(32,221)
Other equity transactions, net	(442)	(93)
Cash dividends paid	(82,108)	(69,776)

Net cash provided by financing activities	996,302	1,032,711

Net increase in cash and cash equivalents	91,136	99,014
Cash and cash equivalents at beginning of period (December 31)	752,209	602,757

Cash and cash equivalents at end of period	$843,345	701,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period	$137,364	172,008

Income taxes paid during the period	$74,872	65,366

See accompanying notes to consolidated financial statements.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six Months Ended June 30, 2004 and 2003

(Unaudited)

(1) CONSOLIDATION AND PRESENTATION

The accompanying unaudited consolidated financial statements of National Commerce Financial Corporation (“NCF”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of NCF on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with NCF’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

CONSOLIDATION. NCF is a bank holding company that provides diverse financial services through a regional network of banking affiliates and a national network of nonbanking affiliates. NCF’s wholly owned banking subsidiaries include National Bank of Commerce (“NBC”) and NBC Bank, FSB. The consolidated financial statements also include the accounts and results of operations of NCF’s direct and indirect wholly owned non-bank subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

NCF has two business segments: traditional banking and financial enterprises. Financial enterprises include transaction processing, trust services and investment management, retail banking consulting/in-store licensing and broker/dealer activities.

Certain prior period amounts have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income available for common stockholders.

BUSINESS COMBINATIONS. On May 9, 2004, NCF announced that it had signed a definitive merger agreement with SunTrust Banks, Inc. The proposed merger, which is subject to approval by regulatory authorities and by shareholders of both companies, is expected to close in the fourth quarter of 2004. Under the terms of the definitive merger agreement, which has been approved by both boards of directors, NCF shareholders will have the right, subject to proration, to elect to receive cash or SunTrust common stock, in either case having a value equal to $8.625 plus .3713 SunTrust shares. During the second quarter of 2004, NCF incurred $8 million of investment advisor, contract termination and other expense directly attributable to the proposed merger.

EARNINGS PER SHARE. Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive stock options (as computed under the treasury stock method) assumed to have been exercised during the period.

COMPREHENSIVE INCOME. Comprehensive income is the change in equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income for the six months ended June 30, 2004 and 2003 and accumulated other comprehensive income as of June 30, 2004, December 31, 2003 and June 30, 2003 are comprised of unrealized gains and losses on investment securities available for sale, unrealized gains and losses on cash flow hedges and adjustments of minimum pension liability.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CONSOLIDATION AND PRESENTATION (Continued)

STOCK-BASED COMPENSATION. NCF from time to time grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant, which become exercisable on certain future dates with continued service by employees. NCF has elected to account for these stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for these stock option grants. For all variable stock option grants, which include any grant that is not at a fixed exercise price or whose vesting is dependent on future performance or some event other than the passage of time, compensation expense is recognized in accordance with APB Opinion No. 25 over the period the employee performs related service, also called the vesting period.

NCF discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation expense was measured under the fair value based method according to Statement No. 123, “Accounting for Stock-based Compensation.” Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Had compensation expense for the stock option plans been determined consistent with Statement No. 123, NCF’s net income and net income per share for the three- and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below. These pro forma amounts may not be representative of the effect on reported net income for future periods.

		Three Months Ended June 30,		Six Months Ended June 30,
In Thousands Except Per Share Data		2004	2003	2004	2003
Net income	As reported	$85,091	71,507	175,335	135,597
	Pro forma	82,909	68,850	171,052	130,663
Basic EPS	As reported	.42	.35	.86	.66
	Pro forma	.41	.34	.84	.64
Diluted EPS	As reported	.41	.35	.85	.66
	Pro forma	.40	.33	.83	.63

CHANGES IN ACCOUNTING POLICY. NCF adopted the provisions of SEC Staff Accounting Bulletin No. 105 on April 1, 2004. It requires all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. NCF enters into such commitments with customers in connection with residential mortgage loan applications. This guidance requires NCF to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold; however, it has no effect on the ultimate amount of revenue or cash flows recognized over time. Implementation of this guidance during the second quarter of 2004 did not have a material impact on NCF.

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) LOANS

Management internally classifies the loan portfolio by the purpose of the borrowing. Such classification is presented below as of June 30, 2004 and December 31, 2003. This classification method emphasizes the source of loan repayment rather than the collateral for the loan, which is the classification method followed for regulatory reporting purposes.

In Thousands	2004	2003
Commercial	$4,058,205	3,820,585
Construction and commercial real estate	3,919,168	3,723,336
Mortgage	1,161,352	933,057
Consumer	4,832,412	4,342,695
Revolving credit	88,821	84,534
Lease financing	131,312	130,741

Total loans	$14,191,270	13,034,948

(3) ALLOWANCE FOR LOAN LOSSES

Following is the activity in the allowance for loan losses during the six months ended June 30, 2004 and 2003:

In Thousands	2004	2003
Balance at beginning of period	$170,452	163,424
Charge-offs:
Commercial	(3,420)	(2,334)
Construction and commercial real estate	—	(225)
Secured by real estate	(2,642)	(2,102)
Consumer	(11,715)	(12,266)
Revolving credit	(2,204)	(2,074)
Lease financing	(581)	(658)

Total charge-offs	(20,562)	(19,659)
Recoveries:
Commercial	909	534
Construction and commercial real estate	2	8
Secured by real estate	84	95
Consumer	1,964	1,755
Revolving credit	569	612
Lease financing	87	69

Total recoveries	3,615	3,073

Net charge-offs	(16,947)	(16,586)
Provision for loan losses	24,933	21,060
Changes from sales	—	(582)

Balance at end of period	$178,438	167,316

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) NONPERFORMING ASSETS

Following is a summary of nonperforming assets as of June 30, 2004, December 31, 2003 and June 30, 2003:

In Thousands	June 2004	December 2003	June 2003
Nonaccrual loans	$37,638	30,689	33,843
Foreclosed real estate	22,619	28,196	23,961

Nonperforming loans and foreclosed real estate	60,257	58,885	57,804
Other repossessed assets	5,125	4,638	8,420

Nonperforming assets	$65,382	63,523	66,224

Accruing loans 90 days or more past due	$65,722	64,457	51,761

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and six months ended June 30, 2004 for NCF’s business segments are as follows:

In Thousands	Traditional Banking	Financial Enterprises	Total
Balance as of January 1, 2003	$1,042,146	34,972	1,077,118
Other goodwill adjustments	6,039	—	6,039
Goodwill acquired during the year	2,408	—	2,408

Balance as of December 31, 2003	1,050,593	34,972	1,085,565
Goodwill acquired during the period	—	4,536	4,536

Balance as of June 30, 2004	$1,050,593	39,508	1,090,101

Core deposit intangibles are amortized over a period of up to 10 years using an accelerated method. Following is an analysis of core deposit intangibles:

	Six Months Ended June 30, 2004		Year Ended December 31, 2003
In Thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$402,006	(256,107)	402,225	(229,567)
Aggregate amortization expense for the period	26,540		61,356
Estimated annual amortization expense:
For year ended 12/31/04	50,897
For year ended 12/31/05	41,296
For year ended 12/31/06	32,033
For year ended 12/31/07	23,137
For year ended 12/31/08	14,516

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated for the six months ended June 30, 2004 and 2003:

	2004			2003
In Thousands	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during holding period	$(108,236)	42,146	(66,090)	1,541	(517)	1,024
Reclassification adjustment for gains realized in net income	(10,984)	4,339	(6,645)	(4,924)	1,945	(2,979)
Minimum pension liability:
Adjustment to minimum pension liability	(188)	75	(113)	(1,237)	495	(742)
Unrealized losses on cash flow hedging instruments:
Unrealized losses arising during holding period	(5,393)	2,157	(3,236)	(335)	134	(201)

Other comprehensive (income) loss	$(124,801)	48,717	(76,084)	(4,955)	2,057	(2,898)

(7) FHLB ADVANCES

Maturities of FHLB advances for each of the years ending December 31 are as follows:

In Thousands	Range of Rates	Total Maturities
2004	1.11% to 7.65%	$1,812,253
2005	1.82% to 5.68%	2,335
2006	4.44% to 4.44%	25,204
2007	7.00% to 7.00%	276
2008	2.00% to 5.94%	204,559
Thereafter	2.17% to 6.39%	831,093

Total		$2,875,720

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) EMPLOYEE BENEFITS

The following tables disclose the components of the net periodic benefit costs and the assumptions used in computing those costs for the six months ended June 30, 2004 and 2003 for NCF’s pension and other benefit plans:

	Pension Plan		Other Plans
In Thousands	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$1,541	1,467	112	91
Interest cost	2,076	2,173	444	402
Expected return on plan assets	(3,311)	(2,814)	—	—
Transition obligation amortization	—	—	5	5
Amortization of prior service cost	(26)	(26)	14	3
Amortization of net loss	241	564	275	184
FAS88 settlement loss	—	—	100	99

Net expense	$521	1,364	950	784

Assumptions:
Discount rate	6.00%	6.75	6.00	6.75
Expected long-term return on assets	8.50	8.50	—	—
Rate of compensation increase	3.50	3.50	—	—
Initial health care trend rate	—	—	9.00	9.00
Ultimate trend rate	—	—	5.00	5.00
Year ultimate trend rate is reached	—	—	2012	2011

(9) PER SHARE DATA

The following schedule presents the components of the basic and diluted EPS computations for the three and six months ended June 30, 2004 and 2003. Dilutive common shares arise from the potentially dilutive effect of NCF’s stock options outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands Except Per Share Data	2004	2003	2004	2003
Basic EPS
Average common shares	204,340	204,629	204,660	204,948
Net income	$85,091	71,507	175,335	135,597
Earnings per share	.42	.35	.86	.66

Diluted EPS
Average common shares	204,340	204,629	204,660	204,948
Average dilutive common shares	2,397	1,072	2,250	1,277

Adjusted average common shares	206,737	205,701	206,910	206,225
Net income	$85,091	71,507	175,335	135,597
Earnings per share	.41	.35	.85	.66

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) SUPPLEMENTARY INCOME STATEMENT INFORMATION

Following is a breakdown of the components of “other expense” on the Consolidated Statement of Income for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
In Thousands	2004	2003	2004	2003
Legal and professional fees	$13,385	9,830	26,684	17,975
Telecommunications	4,132	4,544	8,265	9,052
Data processing	7,061	5,579	13,650	10,824
Marketing	4,133	2,967	7,162	5,486
Printing and office supplies	3,769	3,781	6,885	7,095
Postage and freight	2,622	2,731	4,987	5,511
All other	19,950	21,909	37,745	41,802

Total other expense	$55,052	51,341	105,378	97,745

(11) COMMITMENTS AND CONTINGENCIES

Certain legal claims have arisen in the normal course of business in which NCF and certain of its subsidiary banks have been named as defendants. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management and counsel, any such liability will have no material effect on NCF’s financial position or results of operations.

On May 9, 2004, a shareholder of NCF filed a purported class action complaint in the Circuit Court of Shelby County, Tennessee against NCF and each member of the NCF board of directors. On May 21, 2004, another shareholder of NCF filed a purported class action complaint in the same court. The substantially identical complaints have been consolidated into one lawsuit and allege that the NCF board of directors breached its fiduciary duties to the NCF shareholders in approving and adopting the merger agreement by, among other things, failing to wait until after announcement of 2nd quarter 2004 operating results in order to achieve a higher price for the company and by attempting to trigger the payment of certain change of control payments to NCF’s senior management. The consolidated lawsuit seeks, among other things, to enjoin the completion of the merger and to recover costs and disbursements incurred by the plaintiffs, including reasonable attorney fees and expert fees. Simultaneously with the filing of the lawsuits, the plaintiffs propounded requests for production of documents controlled by NCF and its directors. NCF and its directors served written responses and objections thereto on June 25, 2004 and produced responsive documents to the plaintiffs on July 7, 2004. NCF believes that these lawsuits are entirely without merit and intends to vigorously defend the lawsuits.

In December 2002, NCF completed the acquisition of BancMortgage, an Atlanta-based mortgage originator. Approximately 611,000 shares of NCF common stock were issued and $5 million of goodwill was initially recorded in the transaction. In accordance with the merger agreement, additional consideration, shares of NCF common stock and cash, may be paid based on a multiple of pretax earnings for the three years ended December 31, 2005, provided such amount exceeds consideration already exchanged. Any contingent payment will be recorded as goodwill.

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

The following tables present condensed income statements for each reportable segment:

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Quarter ended June 30, 2004:
Net interest income (TE)	$193,524	7,241	—	200,765
Provision for loan losses	(12,845)	—	—	(12,845)
Gain on branch sale	714	—	—	714
Noninterest income	69,050	56,409	(1,925)	123,534
Intangibles amortization	(12,901)	—	—	(12,901)
Merger-related expenses	(8,290)	—	—	(8,290)
Noninterest expense	(112,800)	(42,591)	1,925	(153,466)

Income before income taxes (TE)	116,452	21,059	—	137,511
Income taxes	(44,207)	(8,213)	—	(52,420)

Net income	$72,245	12,846	—	85,091

Average assets	$22,513,130	1,228,760	—	23,741,890
Quarter ended June 30, 2003:
Net interest income (TE)	$183,113	5,286	—	188,399
Provision for loan losses	(13,376)	—	—	(13,376)
Noninterest income	65,301	54,215	(2,098)	117,418
Intangibles amortization	(15,673)	—	—	(15,673)
First Mercantile litigation	—	(1,041)	—	(1,041)
Employment contract terminations	(14,108)	—	—	(14,108)
Debt retirement/prepayment gains	326	—	—	326
Noninterest expense	(111,313)	(40,893)	2,098	(150,108)

Income before income taxes (TE)	94,270	17,567	—	111,837
Income taxes	(33,479)	(6,851)	—	(40,330)

Net income	$60,791	10,716	—	71,507

Average assets	$21,369,652	803,743	—	22,173,395

National Commerce Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) SEGMENT INFORMATION (Continued)

In Thousands	Traditional Banking	Financial Enterprises	Intersegment Eliminations	Total
Six months ended June 30, 2004:
Net interest income (TE)	$384,410	14,243	—	398,653
Provision for loan losses	(24,933)	—	—	(24,933)
Gain on branch sale	759	—	—	759
Noninterest income	137,839	109,477	(3,889)	243,427
Intangibles amortization	(26,540)	—	—	(26,540)
Merger-related expenses	(8,290)	—	—	(8,290)
Noninterest expense	(224,556)	(82,886)	3,889	(303,553)

Income before income taxes (TE)	238,689	40,834	—	279,523
Income taxes	(88,263)	(15,925)	—	(104,188)

Net income	$150,426	24,909	—	175,335

Average assets	$22,308,654	1,134,459	—	23,443,113
Six months ended June 30, 2003:
Net interest income (TE)	$362,280	10,501	—	372,781
Provision for loan losses	(21,060)	—	—	(21,060)
Loss on branch sale	(145)	—	—	(145)
Noninterest income	126,902	98,972	(3,716)	222,158
Intangibles amortization	(31,957)	—	—	(31,957)
First Mercantile litigation	—	(20,695)	—	(20,695)
Employment contract terminations	(14,108)	—	—	(14,108)
Debt retirement/prepayment gains	326	—	—	326
Noninterest expense	(222,366)	(75,624)	3,716	(294,274)

Income before income taxes (TE)	199,872	13,154	—	213,026
Income taxes	(72,299)	(5,130)	—	(77,429)

Net income	$127,573	8,024	—	135,597

Average assets	$20,976,051	759,301	—	21,735,352

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth management’s discussion and analysis of financial condition and results of operations of National Commerce Financial Corporation (“NCF”) and its wholly owned subsidiaries on a consolidated basis for the six months ended June 30, 2004 and 2003. NCF is a registered bank holding company that provides diverse financial services through a regional network of banking subsidiaries and a national network of non-bank subsidiaries. This Quarterly Report on Form 10-Q should be read in conjunction with NCF’s 2003 Annual Report on Form 10-K.

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

The following risks are those we believe to pose the greatest risk to our financial condition, operations and prospects: fluctuations in interest rates could adversely affect our net interest income and impact funding sources; competition with other providers of financial services could adversely affect our profitability and ability to grow core businesses; adverse changes in general economic conditions could result in declines in credit quality with resulting higher charge-offs, in the value of the collateral that secure our loans and in loan demand, our largest source of revenue; unfavorable political conditions including acts or threats of terrorism and actions taken by governments in response to terrorism; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Securities and Exchange Commission; and management’s ability to manage these and other risks. Additionally, we have entered into a definitive agreement to merge with SunTrust Banks, Inc. as discussed below. We believe that the proposed merger exposes us to the risks that the merger may not occur, or may not close within the expected time frame; expected cost savings from the merger may not be fully realized or realized within the expected time frame; revenues of the combined SunTrust/NCF following the merger may be lower than expected; and, costs or difficulties related to the integration of our and SunTrust’s businesses may be greater than expected.

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

On May 9, 2004, NCF announced that it had signed a definitive agreement to merge with SunTrust Banks, Inc. The merger is subject to approval by regulatory authorities and shareholders. The merger is expected to close in the fourth quarter of 2004. Until the consummation of the merger, both parties have agreed to conduct their business in the ordinary course consistent with past practice. In addition, NCF has agreed to additional covenants that place restrictions on the conduct of the business of NCF and its subsidiaries in regards to changes in capital stock, indebtedness, contractual obligations and other restrictions normally imposed on the merger aquiree. Additionally, NCF has agreed to sell several NCF branches located in overlapping markets prior to consummation of the merger.

PERFORMANCE OVERVIEW

Management focuses on five key financial performance drivers in managing our operations and planning for the future. These performance drivers are: net interest margin, revenue growth, efficiency ratio, asset quality, and de novo expansion. Our discussion and analysis of operating results is structured in the context of these key drivers.

During the second quarter of 2004, with respect to our key drivers, we experienced:

•	Continued pressure on our net interest margin due primarily to interest rates remaining at historically low levels for most of the quarter;

•	An eight percent increase in noninterest income, excluding investment securities gains, over second quarter 2003;

•	Improvement in our cash operating efficiency ratio to 46.68 percent for second quarter 2004 compared to 49.48 percent for the same period in 2003;

•	Merger-related expenses of $8 million;

•	Continued de novo expansion in Atlanta and through our co-branding relationship with Wal-Mart.

Net income for the three months ended June 30, 2004 totaled $85 million compared to 2003’s $72 million. Basic and diluted net income per share were $.42 and $.41, respectively, in second quarter 2004 and $.35 in the second quarter of 2003. Annualized returns on average assets and stockholders’ equity were 1.44 percent and 12.11 percent, respectively, for the three months ended June 30, 2004 compared to 1.29 percent and 10.61 percent, respectively, for the three months ended June 30, 2003.

Net income for the six months ended June 30, 2004 totaled $175 million compared to 2003’s $136 million. Basic and diluted net income per share were $.86 and $.85, respectively, for the six month ended June 30, 2004 compared to $.66 for the same period in 2003. Annualized returns on average assets and stockholders’ equity were 1.50 percent and 12.57 percent, respectively, for the six months ended June 30, 2004 compared to 1.26 percent and 10.13 percent, respectively, for the six months ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States (“GAAP”), which require that we make estimates and assumptions (see Note 1 to the Consolidated Financial Statements) that affect the amounts reported in those financial statements. We have established procedures and processes to facilitate making the judgments necessary to prepare financial statements. In particular, we have identified accounting for loan losses, accounting for the fair value of tangible and intangible assets and accounting for income taxes as the more material items in our financial statements that involve complex accounting estimates and principles and a greater degree of judgment than required for most of our accounting entries. We refer you to our 2003 Annual Report for a more complete summary of our critical accounting policies. In each case, we have identified the variables most important in the estimation process. Management used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and impact net income.

Determining our allowance for loan losses inherently entails our making estimates based on future events and involves a large degree of judgment and subjective analysis. The allowance for loan losses is discussed more fully in the section following under the heading “Provision for Loan Losses.”

As of June 30, 2004, we have unamortized goodwill totaling $1.1 billion and core deposit intangibles totaling $146 million (see Note 5 to the Consolidated Financial Statements). Mortgage servicing rights totaled $4 million at June

30, 2004. Intangible assets subject to amortization are reviewed for impairment in accordance with GAAP. Goodwill and intangible assets not subject to amortization are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

We employ certain tax structures to reduce our tax rate below the statutory rates of the federal and individual state governments. Our estimate of tax expense considers the risk that certain income may be taxed or certain deductions may be disallowed. In the event that tax authorities disagree with our treatment of revenues and expenses, we could incur additional tax expense from prior periods and in the future. Various states have been more aggressively pursuing income taxes due to their budget shortfalls. In addition, states periodically consider legislation that could impact our state tax expense.

DISCUSSION AND ANALYSIS OF KEY DRIVERS

Net Interest Margin

Net interest margin is one of the key drivers as net interest income is our principal source of earnings. Volume, yield/cost and relative mix of both earning assets and interest-bearing and noninterest-bearing sources of funds impact net interest income.

The net interest margin for the second quarter of 2004 declined 3 basis points to 3.83 percent from 3.86 percent in the second quarter of 2003. We remain optimistic that we are well positioned to benefit from an anticipated gradual increase in interest rates. New loan production continues to be predominately at lower, variable rates. Currently, more than half of our loans are at variable rates which would improve our net interest margin in the short-term if rates rise. See Tables 1 and 2 for analysis of our net interest margin.

Interest-earning Assets and Interest-bearing Liabilities To combat recession fears and slowdowns in the economy, the Federal Reserve has decreased the target federal funds rate during the past three years. Since the beginning of 2001, the Federal Reserve has decreased the target federal funds rate by a total of 550 basis points, with the most recent decrease being 25 basis points in June 2003. In late June 2004, the Federal Reserve has moved forward with a measured approach, increasing the target federal funds rate by 25 basis points. We anticipate continuing gradual increases by the Federal Reserve during the remainder 2004.

Each time the Federal Reserve changes the target federal funds rate, our banking subsidiaries adjust their prime lending rate to keep pace with the changes in funding costs. The prime rate charged by our banking subsidiaries changed to 4.25 percent on July 1, 2004 and was 4.00 percent at June 30, 2004 and 2003. Our yield on interest-earning assets has fallen due to the interest rate decreases discussed earlier and the lower-reinvestment rates available as earning assets repaid. We continue to reduce the size of the investment securities portfolio as strong loan growth continues. During second quarter of 2004, the increase in interest income from higher volumes of interest-earning assets was more than offset by the decrease in interest income from lower rates earned on those assets.

Corresponding with the falling yields on interest-earning assets, the rates paid on our interest-bearing liabilities have decreased when repriced. Additionally, the long-term debt restructuring undertaken in 2003 decreased our cost of funds. Increases in interest expense due to higher volumes of interest-bearing liabilities were more than offset by decreased interest expense due to lower rates paid on those liabilities. We remain optimistic that a gradual rise in rates will increase net interest income due to the slightly asset sensitive position of the balance sheet and the relatively low current value of noninterest-bearing deposits. Overall, our net interest income increased by $47 million in second quarter of 2004 due to variances in volume from average outstandings in second quarter of 2003 and decreased $35 million due to variances in rates in effect during second quarter 2004 compared to 2003.

Our “net free liabilities” (noninterest-bearing liabilities and equity) impact our net interest margin as they provide a free source of funding our asset growth. We focused our sales efforts on increasing noninterest-bearing deposits during 2003 and into 2004 with a resulting increase of $325 million in average noninterest-bearing deposits for the three month period ended June 30, 2004 compared to the same period of 2003. The contribution of “net free liabilities” to the net interest margin (computed as net interest margin less interest rate spread) fell to 25 basis

Table 1. Average Balances and Net Interest Income Analysis

	Three Months Ended June 30,
	2004			2003
In Thousands (1) – Taxable Equivalent Basis	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$14,033,307	190,774	5.46%	12,614,546	190,239	6.05
U.S. Treasury and agency obligations (3)	4,885,766	55,422	4.54	5,319,993	62,529	4.70
States and political subdivision obligations (3)	80,124	1,817	9.07	106,362	2,158	8.11
Other securities (3)	1,440,173	19,381	5.38	1,248,182	16,091	5.16
Trading securities	308,778	2,263	2.93	120,999	437	1.44
Time deposits in other banks	4,467	9.87		5,742	17	1.21
Federal funds sold and other short-term investments	275,289	646.94		107,462	340	1.27

Total earning assets	21,027,904	270,312	5.16	19,523,286	271,811	5.58

Other assets:
Cash and due from banks	459,043			422,653
Bank owned life insurance	331,286			231,397
Investment in First Market Bank	34,342			29,248
Premises and equipment	261,521			276,227
Goodwill	1,090,126			1,082,077
Core deposit intangibles	152,523			213,065
All other assets, net	385,145			395,442

Total assets	$23,741,890			$22,173,395

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,824,697	8,839.61%		$5,765,351	11,006.76
Jumbo and brokered certificates of deposit	2,522,513	7,073	1.13	2,032,881	7,378	1.46
Time deposits	4,865,314	31,198	2.58	4,915,988	36,800	3.00

Total interest-bearing deposits	13,212,524	47,110	1.43	12,714,220	55,184	1.74
Short-term borrowed funds	1,741,327	4,924	1.14	1,388,604	4,730	1.37
FHLB advances	2,495,581	15,968	2.57	2,197,173	21,397	3.91
Trust preferred securities and long-term debt (4)	282,425	1,545	2.19	299,247	2,101	2.81

Total interest-bearing liabilities	17,731,857	69,547	1.58	16,599,244	83,412	2.02

Other liabilities and stockholders’ equity:
Demand deposits	2,700,613			2,375,641
Other liabilities	483,149			495,573
Stockholders’ equity	2,826,271			2,702,937

Total liabilities and stockholders’ equity	$23,741,890			22,173,395

Net interest income and net interest margin (5)		$200,765	3.83%		188,399	3.86

Interest rate spread (6)			3.58%			3.56

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2004 and 2003. A reconciliation of taxable equivalent interest income, a non- GAAP measure, to GAAP interest income is provided below:

In Thousands	2004	2003
Taxable equivalent interest income	$270,312	271,811
Less taxable equivalent adjustment for:
Loans	1,492	2,140
Investment securities	5,272	4,909
Trading account securities	15	165
Federal funds sold and other short-term investments	—	4

GAAP interest income	$263,533	264,593

(2)	The average loan balances include nonaccrual loans and loans available for sale.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	NCF adopted the provisions of FASB Interpretation No. 46 in the fourth quarter of 2003 and deconsolidated entities that had issued trust preferred securities.

(5)	Net interest margin is computed by dividing net interest income by total earning assets.

(6)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

Table 2. Average Balances and Net Interest Income Analysis

	Six Months Ended June 30,
	2004			2003
In Thousands (1) – Taxable Equivalent Basis	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Earning assets:
Loans (2)	$13,503,093	375,411	5.49%	12,296,600	390,100	6.19
U.S. Treasury and agency obligations (3)	5,069,387	116,325	4.59	5,148,493	122,416	4.75
States and political subdivision obligations (3)	84,862	3,693	8.70	110,395	4,411	7.99
Other securities (3)	1,369,988	36,593	5.34	934,406	23,628	5.06
Trading securities	284,190	4,197	2.95	104,340	1,023	1.96
Time deposits in other banks	21,245	417	3.95	7,648	42	1.11
Federal funds sold and other short-term investments	227,120	1,020.90		79,480	507	1.29

Total earning assets	20,559,885	537,656	5.19	18,681,362	542,127	5.71

Other assets:
Cash and due from banks	445,166			410,675
Bank owned life insurance	287,296			229,814
Investment in First Market Bank	33,644			28,803
Premises and equipment	263,600			267,469
Goodwill	1,088,621			1,079,613
Core deposit intangibles	159,245			221,010
All other assets, net	605,656			816,606

Total assets	$23,443,113			21,735,352

Interest-bearing liabilities:
Savings, NOW and money market accounts	$5,820,727	17,829.62%		5,725,246	22,963.81
Jumbo and brokered certificates of deposit	2,406,740	13,489	1.13	1,915,194	14,567	1.53
Time deposits	4,889,300	63,551	2.62	4,912,935	74,942	3.08

Total interest-bearing deposits	13,116,767	94,869	1.45	12,553,375	112,472	1.81
Short-term borrowed funds	1,719,322	9,489	1.11	1,319,415	9,066	1.38
FHLB advances	2,423,721	31,570	2.62	2,127,422	43,515	4.12
Trust preferred securities and long-term debt (4)	280,384	3,075	2.19	298,003	4,293	2.88

Total interest-bearing liabilities	17,540,194	139,003	1.59	16,298,215	169,346	2.09

Other liabilities and stockholders’ equity:
Demand deposits	2,607,703			2,258,620
Other liabilities	490,596			479,106
Stockholders’ equity	2,804,620			2,699,411

Total liabilities and stockholders’ equity	$23,443,113			21,735,352

Net interest income and net interest margin (5)		$398,653	3.84%		372,781	3.92

Interest rate spread (6)			3.60%			3.62

(1)	The taxable equivalent basis is computed using 35% federal and applicable state tax rates in 2004 and 2003. A reconciliation of taxable equivalent interest income to GAAP interest income is provided below:

In Thousands	2004	2003
Taxable equivalent interest income	$537,656	542,127
Less taxable equivalent adjustment for:
Loans	3,147	4,332
Investment securities	10,425	9,791
Trading account securities	24	27
Federal funds sold and other short-term investments	—	8

GAAP interest income	$524,060	527,969

(2)	The average loan balances include nonaccrual loans and loans available for sale.

(3)	The average balances for debt and equity securities exclude the effect of their mark-to-market adjustment, if any.

(4)	NCF adopted the provisions of FASB Interpretation No. 46 in the fourth quarter of 2003 and deconsolidated entities that had issued trust preferred securities.

(5)	Net interest margin is computed by dividing net interest income by total earning assets.

(6)	Interest rate spread equals the earning asset yield minus the interest-bearing liability rate.

points for the three months ended June 30, 2004 from 30 basis points for the three months ended June 30, 2003. Despite the increase in our average “net free liabilities” of approximately $436 million, the contribution of net free liabilities to our net interest margin declined as a result of the 42 basis point decline in the average yield on our interest-earning assets as discussed previously.

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

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans which are tied to the prime rate are much more interest rate sensitive than fixed-rate securities and loans. Similarly, time deposits of $100,000 and over and money market accounts are much more interest rate sensitive than savings accounts. The shorter-term interest rate sensitivities are the key to measurement of the interest sensitivity gap, or difference between interest-sensitive earning assets and interest-sensitive liabilities. Trying to minimize this gap is a continual challenge in a changing interest rate environment and is one of the objectives of ALCO. ALCO uses Gap Analysis as one method to determine and monitor the appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Gap Analysis measures the interest sensitivity of assets and liabilities at a given point in time. The interest sensitivity of assets and liabilities is based on the timing of contractual maturities and repricing opportunities. A positive interest-sensitive gap occurs when interest-sensitive assets exceed interest-sensitive liabilities. The reverse situation results in a negative gap. Management believes that an essentially balanced position (+/- 15 percent of tangible assets) between interest-sensitive assets and liabilities is necessary in order to protect against wide fluctuations in interest rates. An analysis of our interest sensitivity position at June 30, 2004 is presented in Table 3. At June 30, 2004, we had a cumulative “negative gap” (interest-sensitive liabilities, equity and interest rate swaps exceeded interest-sensitive assets) of $720 million or 3 percent of total assets over a twelve-month horizon. This compares to a cumulative “negative gap” of $821 million or 3.57 percent of total assets over a twelve-month horizon at December 31, 2003. The ratio of assets to liabilities, equity and interest rate swaps was .94x at June 30, 2004 compared to .93x at December 31, 2003. In 2003, ALCO decided that a change in our gap position was prudent due to its expectation that short-term interest rates would begin a gradual increase during 2004. As a result of the asset sensitive gap position in the less than 30 day category, as shown in Table 3, increases in interest rates could have a positive impact on our net interest margin until our interest-bearing liabilities reprice to higher rates.

Gap Analysis is a limited measurement tool, however, because it does not incorporate the interrelationships between interest rates charged or paid, balance sheet trends and reaction to interest rate changes. In addition, a gap analysis model does not consider that changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Therefore, ALCO uses Gap Analysis as a tool to monitor changes in the balance sheet structure. To estimate the impact that changes in interest rates would have on our earnings, ALCO uses Simulation Analysis. ALCO prepares and reviews the Simulation Analysis quarterly. The most recent Simulation Analysis was as of May 31, 2004 and those results do not vary significantly from those that would have been obtained for an analysis as of June 30, 2004.

Table 3. Interest Sensitivity Analysis

	As of June 30, 2004 (1)
In Thousands	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Assets:
Short term investments	$520,898		—	—	520,898	—	520,898
Investment securities	533,196		280,345	339,753	1,153,294	5,104,014	6,257,308
Loans	7,575,546		982,738	1,012,371	9,570,655	4,954,771	14,525,426
Other assets	—		—	—	—	2,740,485	2,740,485

Total assets	8,629,640		1,263,083	1,352,124	11,244,847	12,799,270	24,044,117

Liabilities:
Noninterest DDA	238,598		477,197	—	715,795	2,146,951	2,862,746
Savings deposits	853,364		555,938	555,938	1,965,240	3,838,932	5,804,172
Time deposits	2,549,169		1,693,313	1,148,854	5,391,336	1,956,211	7,347,547
Short-term borrowed funds	1,498,305		—	10,000	1,508,305	200,000	1,708,305
Long-term debt	1,819,367		39,444	495	1,859,306	1,301,572	3,160,878
Other liabilities	—		—	—	—	378,357	378,357

Total liabilities	6,958,803		2,765,892	1,715,287	11,439,982	9,822,023	21,262,005
Total equity	—		—	—	—	2,782,112	2,782,112

Total liabilities and equity	6,958,803		2,765,892	1,715,287	11,439,982	12,604,135	24,044,117

Interest rate swaps:
Pay floating/receive fixed	300,000		225,000	—	525,000	(525,000)	—

Total interest rate swaps	300,000		225,000	—	525,000	(525,000)	—

Interest sensitivity gap	1,370,837		(1,727,809)	(363,163)	(720,135)

Cumulative gap	$1,370,837		(356,972)	(720,135)

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.19	x	.97	.94

Cumulative gap to total assets	5.70%		(1.48)	(3.00)

Comparative Interest Sensitivity Gap

	As of December 31, 2003
In Thousands	30 Days Sensitive		6 Months Sensitive	6 Months to 1 Year Sensitive	Total Sensitive	Beyond 1 Year Sensitive	Total
Cumulative gap	$1,634,139		(326,487)	(821,082)

Cumulative ratio of assets to liabilities, equity and interest rate swaps	1.26	x	.97	.93

Cumulative gap to total assets	7.10%		(1.42)	(3.57)

(1)	Assets and liabilities that mature in one year or less and/or have interest rates that can be adjusted during this period are considered interest-sensitive. The interest sensitivity position has meaning only as of the date for which it is prepared.

Simulation Analysis is performed using a computer-based asset/liability model incorporating current portfolio balances and rates, contractual maturities, repricing opportunities, and assumptions about prepayments, future interest rates and future volumes. Using this information, the model calculates earnings estimates under multiple interest rate scenarios. To measure the sensitivity of our earnings, the results of multiple simulations, which assume changes in interest rates, are compared to the “base case” simulation, which assumes no changes in interest rates. The sensitivity of earnings is expressed as a percentage change in comparison to the “base case” simulation. The model assumes an immediate parallel shift in the interest rate environment. Using data as of May 31, 2004, a 100 basis point increase is projected to decrease net income .6 percent and a 100 basis point decrease is projected to decrease net income 4.4 percent. The model uses asymmetrical pricing assumptions with respect to certain borrowings whereby interest rates are assumed not to be able to fall as much as they are able to rise (a floor is established but no ceiling). With call risk, in a falling interest rate environment, issuer calls of higher yielding securities produce excess cash that would be re-invested at the lower rates available in the market. In a rising rate environment, maturities of lower-yielding callable securities are extended and less cash is generated for re-investment at the higher market rates available.

As of June 30, 2004, management believes that NCF is positioned to avoid material negative changes in net income resulting from future changes in interest rates. Management continues to target a relatively neutral position relative to future interest rate increases in the event that interest rates increase in 2004. If simulation results show that earnings sensitivity exceeds the targeted limit, ALCO will adopt on-balance sheet and/or off-balance sheet strategies to bring earnings sensitivity within target guidelines. ALCO reviews the interest-earning and interest-bearing portfolios to ensure a proper mix of fixed- and variable-rate products.

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

Revenue Growth

Revenue growth is our second identified driver. Revenue consists of net interest income, discussed above, and noninterest income. Growth in noninterest income is, and will continue to be, a significant factor in determining our financial success. Noninterest income as a percentage of total revenues (taxable equivalent basis) was 38.23 percent in second quarter 2004 compared to second quarter 2003’s 38.39 percent. Excluding net investment securities gains and gains on branch sales, the percentages would be 37.99 percent and 37.59 percent, respectively. The largest increases in noninterest income in second quarter 2004 compared to second quarter 2003 were asset management fees, mortgage banking and other noninterest income.

Service charges on deposit accounts are our largest single category of noninterest income. Despite our higher volume of deposit accounts, our service charge revenue growth has been restrained over the last 12 months by the Wal-Mart interchange settlement, by commercial deposit customers maintaining higher deposit balances as interest rates on overnight sweep opportunities are not as attractive, by commercial customers processing more electronic and less paper transactions, by the rollout of our free Internet bill pay, and by the continued conversion by our retail customers of fee-paying checking accounts to no-fee products. We review our deposit products and service charge structure periodically to ensure that we are competitive with the marketplace. We anticipate growth in deposit service charge income as we emphasize transaction account deposit growth.

Our mortgage banking income increased in the second quarter 2004 to $13 million from $11 million in second quarter 2003. The mortgage industry experienced unprecedented levels of refinancings during the first three quarters of 2003 due to the lowest mortgage rates in many years. For approximately the last year, we retained the servicing rights on newly originated, conforming loans eligible for sale in the secondary market due to unusually low market values. During the second quarter of 2004, we realized a gain of $3 million on the sale of retained mortgage servicing rights. We have resumed quarterly mortgage servicing sales which will provide anticipated revenues of $1 million each quarter. Going forward, we will benefit from lower mortgage servicing rights amortization expense totaling approximately $1 million each quarter.

Broker/dealer revenues were down $1 million in second quarter 2004 to $27 million from second quarter 2003 For the six months ended June 30, 2004, broker/dealer revenues were $52 million compared to $49 million for the same period of 2003 due primarily to sales of trust preferred securities to institutional customers. We expect broker/dealer revenues in 2004 to be lower than 2003’s due to the anticipated interest rate increases discussed previously. Changes in interest rate levels or equity markets could significantly impact these revenues.

In 2002, we began to extend our wealth management programs throughout our NCF footprint with the goal of synchronizing private banking, trust, brokerage and our First Mercantile retirement plan products to provide complete wealth management solutions. In response to those efforts, asset management fees have risen steadily over the past five quarters. First Mercantile continues to market their retirement plan products to other financial providers. Despite the difficult year First Mercantile faced in 2003, it added over 600 net new plans to their platform. Asset management income was $16 million for the second quarter of 2004 compared to $13 million for the second quarter 2003. Year to date June 30, 2004 asset management income was $32 million compared to $26 million for the same period of 2003.

Other noninterest income increased in second quarter 2004 over 2003 due primarily to our expanded bank owned life insurance program and income from a customer survey subsidiary acquired in the first quarter of 2004.

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

Efficiency

Management looks to our efficiency ratio as a key indicator of how well we manage the noninterest cost of operating our diverse institution. NCF’s second quarter operating cash efficiency ratio, defined as cash operating noninterest expense divided by operating revenues, has improved 280 basis points to 46.68 percent from second quarter 2003’s 49.48 percent. While operating revenues improved over the second quarter of last year, progress was also made in most of the major expense categories. Personnel, occupancy and equipment each declined or were essentially flat versus the prior year quarter. Other expense increased $4 million, with the majority of the increase occurring in the discretionary areas such as advertising, charitable contributions and consulting.

With the announcement of the NCF/SunTrust merger, the agreement with the consultant utilized to facilitate the efficiency project has been terminated which resulted in an expense of $1 million included in the merger-related expenses. Additionally, the second quarter included expenses of $2 million related to the project. However, our effort to improve operational efficiency remains a top initiative and now has become a major responsibility of the NCF/SunTrust integration teams. Benefits to the bottom line are anticipated to continue throughout this year and into 2005, subject to the integration with SunTrust.

Table 4 presents efficiency ratios for the second quarter 2004, first quarter 2004 and second quarter 2003. Included within Table 4 is our efficiency ratio computed on a cash operating basis. Management uses a cash operating efficiency ratio as a key performance indicator rather a ratio computed using GAAP measures. Accordingly, our cash operating efficiency ratio is a non-GAAP financial measure that is reconciled to the most comparable GAAP measure in the table below. Management believes that certain noninterest expenses included in the GAAP measure are not fairly indicative of the on-going cost to operate our business. For example, merger expenses and gains or losses on investment securities are not considered part of our core earnings. Core deposit intangible amortization is a noninterest expense related to an intangible asset that was recorded due to the accounting basis of certain acquisitions. Accordingly, such items have been excluded in computing our cash operating efficiency ratio. Our goal for 2004 is to maintain a cash operating efficiency ratio of less than 48 percent.

Table 4. Efficiency Ratios

	Three Months Ended
In Thousands	June 2004	March 2004	June 2003
Noninterest expense	$174,657	163,726	180,604

Net interest income (TE) (1)	$200,765	197,888	188,399
Noninterest income	124,248	119,938	117,418

Total revenues	$325,013	317,826	305,817

Efficiency ratio (TE)	53.74%	51.51	59.06

Noninterest expense	$174,657	163,726	180,604
Less:
Core deposit intangible and goodwill amortization	(12,901)	(13,639)	(15,673)
First Mercantile litigation	—	—	(1,041)
Employment contract terminations	—	—	(14,108)
Debt retirement/prepayment penalties (gains)	—	—	326
Merger-related expenses	(8,290)	—	—
Other items (2)	(2,123)	(2,543)	—

Cash operating noninterest expense	$151,343	147,544	150,108

Net interest income (TE) (1)	$200,765	197,888	188,399
Noninterest income	124,248	119,938	117,418
Less:
(Gain) loss on branch sales	(714)	(45)	—
Investment securities (gains) losses	(66)	(10,918)	(2,460)

Operating revenues	$324,233	306,863	303,357

Cash operating efficiency ratio (TE)	46.68%	48.08	49.48

(1)	The taxable equivalent adjustment to net interest income is computed using a 35% federal tax rate and applicable state tax rates. See reconciliation to GAAP interest income in Table 1.

(2)	Comprised of expenses related to consulting project, severance and branch closures.

Core deposit intangible amortization expense decreased $3 million in second quarter of 2004 from second quarter of 2003. This decrease is consistent with the accelerated amortization method we use. During 2003, core deposit intangibles were reduced by $3 million in connection with deposits sold in branch sales. We anticipate 2004’s core deposit intangible amortization will be approximately $51 million. Year to date at June 30, 2004, core deposit intangible amortization totaled $27 million compared to $32 million for the same period of 2003.

Asset Quality

Nonperforming Loans and Nonperforming Assets. Nonperforming loans and nonperforming assets have experienced moderate improvement over the last four quarters. During 2003, we charged-off $11 million of known problem loans within our aircraft portfolio and do not expect any future significant losses in this portfolio. The ratio of nonperforming loans to loans outstanding (all ratios computed excluding loans held for sale) was .27 percent at June 30, 2004 compared to .24 percent at December 31, 2003 and .27 percent at June 30, 2003. At June 30, 2004, total nonperforming assets (consisting of nonperforming loans, foreclosed real estate and other repossessed assets) amounted to $65 million or .46 percent of outstanding loans plus other real estate acquired through foreclosure and other repossessed assets. This compares to $64 million or .49 percent at December 31, 2003 and $66 million or .53 percent at June 30, 2003.

Allowance for Loan Losses. Management considers determination of the amount of the allowance for loan losses to be a critical accounting estimate and performs periodic analysis of the loan portfolio to determine its appropriateness. The overall allowance analysis considers the results of the loan reviews, quantitative and qualitative indicators of the current quality of the loan portfolio and the inherent risk of loss not captured in the reviews and assessments of pools of loans. Management responsible for credit and financial matters performs the assessment and determines the amount of the allowance for loan losses.

The allowance for loan losses at June 30, 2004 increased $5 million to $178 million or 1.26 percent of total loans. This compares to $170 million and 1.31 percent at December 31, 2003 and $167 million and 1.35 percent at June 30, 2003. The ratio of the allowance to total loans declined in order to reflect the continued improvement in the asset quality measures and a growing unallocated reserve. Additionally, coverage levels of net charge-offs and nonperforming loans improved to 5.69 times and 4.74 times, respectively, at June 30, 2004 and remain significantly above industry levels.

The unallocated allowance for loan losses increased to $52 million at June 30, 2004 compared to $50 million at December 31, 2003 and $48 million at June 30, 2003. We believe the level of unallocated reserve is appropriate given that the economy has not yet experienced consistent trends in economic recovery indicators, we have higher levels of nonperforming loans than experienced one year ago and anticipated rising interest rates could increase debt service requirements on borrowers.

Table 5 summarizes indicators of portfolio quality and the allowance for loan losses as of and for the five quarters ended June 30, 2004.

Table 5. Indicators of Portfolio Quality and Allowance for Loan Losses

	2004		2004	2003	2003	2003
In Thousands	Second Quarter		First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Loans outstanding (1)	$14,191,270		13,418,567	13,034,948	12,897,774	12,411,446
Ratio of allowance for loan losses to loans outstanding	1.26%		1.29	1.31	1.34	1.35
Average loans outstanding for the period (1)	$13,766,675		13,239,512	12,992,875	12,736,334	12,220,225
Ratio of annualized net charge-offs to average loans for the period	.23%		.28	.43	.31	.29
Ratio of recoveries to charge-offs for the period	20.99		14.44	14.48	11.80	14.23
Ratio of nonperforming loans to:
Loans outstanding	.27		.26	.24	.28	.27
Total assets	.16		.15	.13	.16	.15
Ratio of nonperforming assets to:
Loans outstanding plus foreclosed real estate and other repossessed assets	.46		.48	.49	.52	.53
Total assets	.27		.28	.28	.29	.29
Allowance for loan losses to total nonperforming loans	4.74	x	4.99	5.55	4.79	4.94

(1)	Excluding loans held for sale.

The provision for loan losses during the second quarter of 2004 and 2003 was $13 million. Net loan charge-offs totaled $8 million in the second quarter of 2004 and $9 million in the second quarter of 2003, representing .23 percent and .29 percent (annualized) net charge-offs to average loans for the respective periods.

Provision for loan losses during the six months ended June 30, 2004 and 2003 was $25 million and $21 million, respectively. Net loan charge-offs totaled for the six months period ended June 30, 2004 was $17 million, representing .25 percent (annualized) net charge-offs to average loans. For the six month period ended June 30, 2003, these totals were $17 million and .27 percent, respectively. We continue to target a net charge-off range of .25 percent to .30 percent for the full year of 2004.

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

De Novo Expansion

Each of the de novo expansion initiatives experienced another strong quarter of growth with Asheville and Savannah (acquired from Wachovia), Atlanta, and the pilot Wal-Mart Money Centers each growing end-of-period loan balances by double digits and at a pace faster than NCF as a whole. Table 6 provides information regarding loan and deposit growth for our de novo markets.

Table 6. De Novo Loans and Deposits

In Thousands	June 30, 2004	March 31, 2004	June 30, 2003
Loans:
Asheville and Savannah	$429,041	399,065	320,854
Atlanta	400,291	335,304	150,790
Wal-Mart Money Center	83,453	78,008	55,171

Total	$912,785	812,377	526,815

Deposits:
Asheville and Savannah	$637,209	648,224	627,466
Atlanta	571,013	555,857	382,006
Wal-Mart Money Center	518,402	497,244	403,573

Total	$1,726,624	1,701,325	1,413,045

During the quarter, we opened a total of nine traditional and eight in-store locations. Of the total, seven traditional locations were opened in Atlanta. The proposed remaining build out in Atlanta is now on hold as NCF and SunTrust evaluate overlap in their respective markets. Our commitment to our partnership with Wal-Mart continues, with the opening of five additional locations in the second quarter of 2004 and planning to open an additional 13 in the second half of 2004.

CAPITAL RESOURCES AND REGULATORY CAPITAL

Capital Resources. Our ratio of average equity to average assets has fallen from 12.19 percent for the second quarter 2003 to 11.90 percent for second quarter 2004 due to the increase in our average assets. Our book value per share at June 30, 2004 was $13.57 compared to $13.31 at June 30, 2003. The effect of unrealized losses on investment securities available for sale, net of applicable tax expense, decreased period-end stockholders’ equity by $73 million from December 31, 2003. As of June 30, 2004, unrealized net losses on investment securities available for sale, net of applicable tax expense, totaled $62 million and eroded $.30 per share of period-end book value.

On July 20, 2004, NCF’s Board of Directors declared a quarterly cash dividend of $.2475 per common share payable September 15, 2004 to shareholders of record August 31, 2004.

Regulatory Capital. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines requiring a minimum leverage ratio relative to average total assets and minimum capital ratios relative to risk-adjusted assets. The minimum leverage ratio is 3 percent if the holding company has the highest regulatory rating and meets other requirements but the leverage ratio required may be raised from 100 to 200 basis points if the holding company does not meet these requirements. The minimum risk-adjusted capital ratios are 4 percent for Tier I capital and 8 percent for total capital. Additionally, the Federal Reserve may set capital requirements higher than the minimums we have described for holding companies whose circumstances warrant it. Each of our banking subsidiaries is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. Each continues to maintain higher capital ratios than required under regulatory guidelines and all were considered to be “well-capitalized” as of June 30, 2004. Table 7 discloses our components of capital, risk-adjusted asset information and capital ratios.

Table 7. Capital Information and Ratios

	As of June 30, 2004
	NCF		NBC
In Thousands	Regulatory Minimum	Actual	Regulatory Minimum	Actual
Tier I capital	$683,945	1,857,388	675,655	1,666,458
Tier II capital —
Allowable loan loss reserve		178,438		178,022

Total capital	1,367,890	2,035,826	1,351,310	1,844,480

Risk-adjusted assets		$17,098,630		16,891,383
Average regulatory assets		22,492,584		22,234,899
Tier I capital ratio	4.00%	10.86	4.00%	9.87
Total capital ratio	8.00	11.91	8.00	10.92
Leverage ratio	3.00	8.26	3.00	7.49

OTHER ACCOUNTING MATTERS

On March 9, 2004, the SEC staff issued a Staff Accounting Bulletin that require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. NCF enters into such commitments with customers in connection with residential mortgage loan applications. This guidance requires NCF to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance delays the recognition of any revenue related to these commitments until such time as the loan is sold; however, it has no effect on the ultimate amount of revenue or cash flows recognized over time. Implementation of this guidance during the second quarter of 2004 did not have a material impact on NCF.

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

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of NCF’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that NCF’s disclosure controls and procedures are effective in timely alerting them to material information relating to NCF (including its consolidated subsidiaries) that is required to be included in our Exchange Act filings.

(b).	Changes in Internal Controls

During the three months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or that are reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.	Purchases of Equity Securities by the Issuer

	Total Number of Shares Repurchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 1 through 30	522,100	$27.02	522,100	3,591,094

On April 29, 2004, the Board of Directors authorized the purchase of three million shares of NCF common stock in addition to the 1,113,194 shares that were remaining from the January 29, 2004 authorization. Both authorizations expire December 31, 2004. NCF has not determined to terminate the program and no programs expired during the period covered by the table. However, with the May announcement of NCF’s pending merger with SunTrust, share repurchase activity was suspended.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of National Commerce Financial Corporation was held April 28, 2004 at 10:00 a.m. (CDT), One Commerce Square, Memphis, Tennessee.

The following are the voting results on each matter submitted to the shareholders:

1.	To elect five directors

	For	Withheld/Against
Blake P. Garrett Jr.	161,447,924	2,607,830
Thomas M. Garrott	159,748,014	4,307,741
C. Dan Joyner	161,497,194	2,558,559
W. Neely Mallory, Jr.	160,748,316	3,307,439
Eric B. Munson	161,188,481	2,867,274

2.	To ratify the Board of Director’s appointment of KPMG LLP, independent certified accountants, as auditors of NCF for the year ending December 31, 2004

For	Withheld/Against	Exceptions/Abstentions
159,804,427	3,906,922	344,403

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibits

10	Employment Agreement dated April 26, 2004 by and between Registrant and James R. Gordon.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment to 2002 National Commerce Financial Corporation Plan for Severance Compensation After a Change in Control

(b).	Reports on Form 8-K

A current report on Form 8-K dated April 15, 2004 was filed April 16, 2004 under Item 7 and Item 12 furnishing a copy of the March 31, 2004 earnings release and supplemental financial tables discussed during the April 16, 2004 investor conference call and audio web cast.

A current report on Form 8-K dated May 5, 2004 was filed May 5, 2004 under Item 10 reporting Amendments to the Registrant’s Code of Conduct for Officers and Associates and the Code of Conduct for Directors.

A current report on Form 8-K dated May 10, 2004 was filed May 11, 2004 under Item 9 announcing that a definitive merger agreement with SunTrust Banks, Inc. had been signed May 9, 2004.

An amended current report on Form 8-K/A dated May 19, 2004 was filed May 19, 2004 under Item 7 and Item 10 providing a copy of the National Commerce Financial Corporation’s Code of Conduct for Officers and Associates, as amended and the National Commerce Financial Corporation’s Code of Conduct for Directors.

A current report on Form 8-K dated May 7, 2004 was filed May 21, 2004 under Item 5 and Item 7 providing a copy of the Agreement and Plan of Merger by and between National Commerce Financial and SunTrust Banks, Inc.

A current report on Form 8-K dated June 3, 2004 was filed June 4, 2004 under Item 7 and Item 9 providing a copy of a slide package prepared for use on June 3, 2004 at the Sanford C. Bernstein Strategic Decisions Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE FINANCIAL CORPORATION
Registrant

Date: August 9, 2004	/s/ JOHN M. PRESLEY
John M. Presley
Chief Financial Officer